Form 10-Q
period 1996-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1996-05-15
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

Commission File Number:
III-A: 0-18302  III-C: 0-18634  III-E: 0-19010  III-G: 0-19563
     III-B: 0-18636   III-D: 0-18936   III-F: 0-19102

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
        ------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                           III-A 73-1352993
                                           III-B 73-1358666
                                           III-C 73-1356542
                                           III-D 73-1357374
                                           III-E 73-1367188
                                           III-F 73-1377737
   Oklahoma                                III-G 73-1377828
- - ----------------------------       -----------------------------
(State or other jurisdiction             (I.R.S. Employer
 of incorporation or                     Identification No.)
     organization)


          Two West Second Street, Tulsa, Oklahoma    74103
       -----------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                     Yes   X      No
                         -----        ------

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                           March 31, December 31,
                                             1996        1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  656,207   $  560,906
  Accounts receivable:
   Oil and gas sales, including $349,181
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     547,716      639,787
                                         ----------   ----------
      Total current assets  . . . . . .  $1,203,923   $1,200,693

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   6,526,276    6,874,396

DEFERRED CHARGE . . . . . . . . . . . .     278,829      278,829
                                         ----------   ----------
                                         $8,009,028   $8,353,918
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   54,941   $   90,496
  Gas imbalance payable . . . . . . . .      43,854       43,854
                                         ----------   ----------
     Total current liabilities  . . . .  $   98,795   $  134,350

ACCRUED LIABILITY . . . . . . . . . . .  $   87,624   $   87,624

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($  175,564) ($  143,923)
  Limited Partners, issued and
    outstanding, 263,976 units  . . . .   7,998,173    8,275,867
                                         ----------   ----------
     Total Partners' capital  . . . . .  $7,822,609   $8,131,944
                                         ----------   ----------
                                         $8,009,028   $8,353,918
                                         ==========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                              1996       1995
                                          ----------- -----------

REVENUES:
  Oil and gas sales, including $395,090 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . . . . $909,970  $  871,808
  Interest income . . . . . . . . . . . . .    4,732       5,902
  Gain (Loss) on sale of oil and gas
  properties  . . . . . . . . . . . . . . .      150 (    17,621)
                                            --------  ----------
                                            $914,852  $  860,089


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . $144,430  $  217,070
  Production tax  . . . . . . . . . . . . .   65,320      81,383
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . . . .  349,206     658,062
  General and administrative  . . . . . . .   86,383      78,493
                                            --------  ----------
                                            $645,339  $1,035,008
                                            --------  ----------

NET INCOME (LOSS)   . . . . . . . . . . . . $269,513 ($  174,919)
                                            ========  ==========
GENERAL PARTNER - NET INCOME  . . . . . . . $ 27,207  $   17,577
                                            ========  ==========
LIMITED PARTNERS - NET INCOME (LOSS)  . . . $242,306 ($  192,496)
                                            ========  ==========
NET INCOME (LOSS) per unit  . . . . . . . . $    .92 ($      .73)
                                            ========  ==========
UNITS OUTSTANDING . . . . . . . . . . . . .  263,976     263,976
                                            ========  ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $269,513   ($174,919)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     349,206     658,062
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .   (     150)     17,621
   Decrease in accounts receivable  . .      92,071      86,321
   Increase (Decrease) in accounts
    payable . . . . . . . . . . . . . .   (  35,555)     16,342
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $675,085    $603,427
                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,086)  ($  1,956)
  Proceeds from sale of oil and gas
   properties  . . . . . . . . . . . .          150      12,243
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    936)   $ 10,287

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($578,848)  ($615,000)
                                           --------     --------
  Net cash used by financing activities   ($578,848)  ($615,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $ 95,301   ($  1,286)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     560,906     715,050
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD  . . . . . . . . . . . . . . .    $656,207     $713,764
                                           ========     ========

                   The accompanying notes are an integral
                    part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  373,435   $  311,585
  Accounts receivable:
   Oil and gas sales, including $169,725
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     316,074      373,676
                                         ----------   ----------
      Total current assets  . . . . . .  $  689,509   $  685,261

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   3,454,888    3,648,394

DEFERRED CHARGE . . . . . . . . . . . .     169,089      169,089
                                         ----------   ----------
                                         $4,313,486   $4,502,744
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   26,942   $   49,382
  Gas imbalance payable . . . . . . . .       6,202        6,202
                                         ----------   ----------
     Total current liabilities  . . . .  $   33,144   $   55,584

ACCRUED LIABILITY . . . . . . . . . . .  $   47,360   $   47,360

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   85,887) ($   66,996)
  Limited Partners, issued and
    outstanding, 138,336 units  . . . .   4,318,869    4,466,796
                                         ----------   ----------
     Total Partners' capital  . . . . .  $4,232,982   $4,399,800
                                         ----------   ----------
                                         $4,313,486   $4,502,744
                                          ==========  ==========

                   The accompanying notes are an integral
                      part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------   ----------
REVENUES:
  Oil and gas sales, including $182,529 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $519,882     $477,149
  Interest income . . . . . . . . . . .       2,607        3,242
  Gain (Loss) on sale of oil and gas
   properties . . . . . . . . . . . . .          63    (   7,707)
                                           --------     --------
                                           $522,552     $472,684

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 71,857     $111,032
  Production tax  . . . . . . . . . . .      38,509       43,764
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     194,206      350,923
  General and administrative  . . . . .      45,653       41,025
                                           --------     --------
                                           $350,225     $546,744
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $172,327    ($ 74,060)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 16,254     $ 10,334
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $156,073    ($ 84,394)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.13    ($    .61)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     138,336      138,336
                                           ========     ========


                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $172,327    ($ 74,060)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     194,206      350,923
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .   (      63)       7,707
   Decrease in accounts receivable  . .      57,602       43,257
   Increase (Decrease) in accounts
    payable . . . . . . . . . . . . . .   (  22,440)       7,826
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $401,632     $335,653

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($    700)   ($      9)
  Proceeds from sale of oil and gas
   properties  . . . . . . . . . . . . .         63        5,129
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    637)    $  5,120

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($339,145)   ($347,000)
                                           --------     --------
  Net cash used by financing activities   ($339,145)   ($347,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $ 61,850    ($  6,227)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     311,585      404,255
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD  . . . . . . . . . . . . . . .    $373,435     $398,028
                                           ========     ========

                   The accompanying notes are an integral
                    part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                           March 31, December 31,
                                             1996        1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  447,105   $  319,730
  Accounts receivable:
   Oil and gas sales, including $232,323
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     491,973      461,693
                                         ----------   ----------
      Total current assets  . . . . . .  $  939,078   $  781,423

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method   . . . . .   6,400,417    6,723,292

DEFERRED CHARGE . . . . . . . . . . . .      67,846       67,846
                                         ----------   ----------
                                         $7,407,341   $7,572,561
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   49,870   $   84,760
  Gas imbalance payable . . . . . . . .      22,554       22,554
                                         ----------   ----------
     Total current liabilities  . . . .  $   72,424   $  107,314

ACCRUED LIABILITY . . . . . . . . . . .  $  139,809   $  139,809

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($  141,767) ($  125,913)
  Limited Partners, issued and
    outstanding, 244,536 units  . . . .   7,336,875    7,451,351
                                         ----------   ----------
     Total Partners' capital  . . . . .  $7,195,108   $7,325,438
                                         ----------   ----------
                                         $7,407,341   $7,572,561
                                         ==========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ----------  -----------
REVENUES:
  Oil and gas sales, including $413,313
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $815,774     $677,944
  Interest income . . . . . . . . . . .       2,709        3,091
  Gain (Loss) on sale of oil and gas
   properties   . . . . . . . . . . . .          26    (   3,552)
                                           --------     --------
                                           $818,509     $677,483

COSTS AND EXPENSES:
  Lease operating   . . . . . . . . . .    $145,329     $143,190
  Production tax  . . . . . . . . . . .      58,675       51,432
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     319,903      684,967
  General and administrative  . . . . .      79,671       73,381
                                           --------     --------
                                           $603,578     $952,970
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .    $214,931    ($275,487)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 23,407     $ 13,624
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $191,524    ($289,111)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .78    ($   1.18)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     244,536      244,536
                                           ========     ========


                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $214,931    ($275,487)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     319,903      684,967
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .   (      26)       3,552
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  30,280)     222,351
   Decrease in accounts payable   . . .   (  34,890)   (  21,165)
                                           --------     --------
  Net cash provided by operating
   activities  . . . . . . . . . . . . .   $469,638     $614,218

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($ 27,734)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .       2,998        2,173
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  2,998    ($ 25,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($345,261)   ($273,000)
                                           --------     --------
  Net cash used by financing activities   ($345,261)   ($273,000)
                                           --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $127,375     $315,657

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     319,730      216,565
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD . . . . . . . . . . . . . . . .   $447,105     $532,222
                                           ========     ========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  281,188   $  169,395
  Accounts receivable:
   Oil and gas sales, including $186,231
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     316,507      365,008
                                         ----------   ----------
      Total current assets  . . . . . .  $  597,695   $  534,403

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   3,729,221    3,887,916

DEFERRED CHARGE . . . . . . . . . . . .      41,578       41,578
                                         ----------   ----------
                                         $4,368,494   $4,463,897
                                         ==========   ==========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   60,197   $   67,198
  Gas imbalance payable . . . . . . . .       9,437        9,437
                                         ----------   ----------
     Total current liabilities  . . . .  $   69,634   $   76,635

ACCRUED LIABILITY . . . . . . . . . . .  $  174,533   $  174,533

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   47,565) ($   36,176)
  Limited Partners, issued and
   outstanding, 131,008 units   . . . .   4,171,892    4,248,905
                                         ----------   ----------
     Total Partners' capital  . . . . .  $4,124,327   $4,212,729
                                         ----------   ----------
                                         $4,368,494   $4,463,897
                                         ==========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ---------- ------------
REVENUES:
  Oil and gas sales, including $225,139 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $534,536     $536,678
  Interest income . . . . . . . . . . .       1,684        1,628
                                           --------     --------
                                           $536,220     $538,306

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $160,800     $163,372
  Production tax  . . . . . . . . . . .      37,140       39,167
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     169,402      413,124
  General and administrative  . . . . .      42,900       39,972
                                           --------     --------
                                           $410,242     $655,635
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $125,978    ($117,329)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 12,991     $ 10,659
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $112,987    ($127,988)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .86    ($    .98)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     131,008      131,008
                                           ========     ========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $125,978    ($117,329)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     169,402      413,124
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .      48,501    (  59,459)
   Decrease in accounts payable   . . .   (   7,001)   (  44,974)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $336,880     $191,362

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 10,707)   ($  5,362)
                                           --------     --------
  Net cash used by investing activities   ($ 10,707)   ($  5,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($214,380)   ($200,000)
                                           --------     --------
  Net cash used by financing activities   ($214,380)   ($200,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $111,793    ($ 14,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . .   169,395      215,899
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD  . . . . . . . . . . . . . . . .  $281,188     $201,899
                                           ========     ========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $ 1,118,152  $   665,050
  Accounts receivable:
   Oil and gas sales, including $574,916
    due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .    1,245,870    1,574,465
                                         -----------   -----------
      Total current assets  . . . . . .  $ 2,364,022  $ 2,239,515

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   14,036,387   14,521,982

DEFERRED CHARGE . . . . . . . . . . . .      351,769      351,769
                                         -----------   -----------
                                         $16,752,178  $17,113,266
                                         ===========  ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   331,375  $   388,772
  Gas imbalance payable . . . . . . . .      120,272      120,272
                                         -----------   -----------
     Total current liabilities  . . . .  $   451,647  $   509,044

ACCRUED LIABILITY . . . . . . . . . . .  $   412,184  $   412,184

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   174,749)($   127,750)
  Limited Partners, issued and
   outstanding, 418,266 units   . . . .   16,063,096   16,319,788
                                         -----------  -----------
     Total Partners' capital  . . . . .  $15,888,347  $16,192,038
                                         -----------  -----------
                                         $16,752,178  $17,113,266
                                         ===========  ===========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         -----------  -----------
REVENUES:
  Oil and gas sales, including $491,248
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $2,032,200   $2,542,766
  Interest income . . . . . . . . . . .       7,520        6,414
  Gain on sale of oil and gas properties          -          965
                                         ----------   ----------
                                         $2,039,720   $2,550,145

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  846,722   $1,095,946
  Production tax  . . . . . . . . . . .     135,744      190,118
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     485,401    1,073,531
  General and administrative  . . . . .     136,353      129,864
                                         ----------   ----------
                                         $1,604,220   $2,489,459
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . . .  $  435,500   $   60,686
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $   41,191   $   45,976
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . . .  $  394,309   $   14,710
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $      .94   $      .04
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     418,266      418,266
                                         ==========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .   $  435,500    $   60,686
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .      485,401     1,073,531
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .          -     (       965)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .      328,595   (   388,593)
   Decrease in accounts payable   . . .  (    57,397)  (   366,770)
                                          ----------    ----------
  Net cash provided by operating
   activities  . . . . . . . . . . . .    $1,192,099    $  377,889

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   $      -     ($  187,833)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .          193           965
                                          ----------    ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   $      193   ($  186,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .  ($  739,190)  ($1,052,000)
                                          ----------    ----------
  Net cash used by financing activities  ($  739,190)  ($1,052,000)
                                          ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   $  453,102   ($  860,979)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .      665,050     1,164,489
                                          ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD  . . . . . . . . . . . . . . .   $1,118,152    $  303,510
                                          ==========    ==========

                   The accompanying notes are an integral
                    part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1996         1995
                                        ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $   294,291  $  324,616
  Accounts receivable:
   Oil and gas sales, including $131,943
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .      464,603     413,249
                                         -----------   ----------
      Total current assets  . . . . . .  $   758,894  $  737,865

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .    8,150,973   8,463,035

DEFERRED CHARGE . . . . . . . . . . . .      237,269     237,269
                                         -----------  ----------
                                         $ 9,147,136  $9,438,169
                                         ===========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   131,656  $  163,289
  Gas imbalance payable . . . . . . . .       97,233      97,233
                                         -----------   ----------
     Total current liabilities  . . . .  $   228,889  $  260,522

ACCRUED LIABILITY . . . . . . . . . . .  $   261,411  $  261,411

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($    96,996)($   70,576)
  Limited Partners, issued and
   outstanding, 221,484 units   . . . .    8,753,832   8,986,812
                                          ----------- ----------
     Total Partners' capital  . . . . .  $ 8,656,836  $8,916,236
                                          ----------- ----------
                                         $ 9,147,136  $9,438,169
                                         ===========  ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ----------  -----------
REVENUES:
  Oil and gas sales, including $262,541
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $720,068   $  704,733
  Interest income . . . . . . . . . . .       2,491        1,826
  Gain on sale of oil and gas properties        -            478
                                           --------   ----------
                                           $722,559   $  707,037

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $270,345   $  367,315
  Production tax  . . . . . . . . . . .      38,855       41,385
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     310,103      548,466
  General and administrative  . . . . .      72,285       67,305
                                           --------   ----------
                                           $691,588   $1,024,471
                                           --------   ----------

NET INCOME (LOSS) . . . . . . . . . . .    $ 30,971  ($  317,434)
                                           ========   ==========
GENERAL PARTNER - NET INCOME  . . . . .    $ 13,953   $    6,067
                                           ========   ==========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $ 17,018  ($  323,501)
                                           ========   ==========
NET INCOME (LOSS) per unit  . . . . . .    $    .08  ($     1.46)
                                           ========   ==========
UNITS OUTSTANDING . . . . . . . . . . .     221,484      221,484
                                           ========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $ 30,971    ($317,434)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     310,103      548,466
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .           -    (     478)
   (Increase) Decrease in accounts
     receivable                           (  51,354)      55,481
   Decrease in accounts payable   . . .   (  31,633)   ( 122,632)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $258,087     $163,403

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($157,399)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .       1,961          478
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  1,961    ($156,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($290,373)   ($294,000)
                                           --------     --------
  Net cash used by financing activities   ($290,373)   ($294,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 30,325)   ($287,518)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     324,616      302,171
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD. . . . . . . . . . . . . . . .    $294,291     $ 14,653
                                           ========     ========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  159,641   $  188,474
  Accounts receivable:
   Oil and gas sales, including $69,792
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     291,149      258,324
                                         ----------   ----------
      Total current assets  . . . . . .  $  450,790   $  446,798

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   4,625,183    4,820,243

DEFERRED CHARGE . . . . . . . . . . . .     148,234      148,234
                                         ----------   ----------
                                         $5,224,207   $5,415,275
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   79,646   $   99,578
  Gas imbalance payable . . . . . . . .      48,600       48,600
                                         ----------   ----------
     Total current liabilities  . . . .  $  128,246   $  148,178

ACCRUED LIABILITY . . . . . . . . . . .  $  157,334   $  157,334

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   58,390) ($   26,964)
  Limited Partners, issued and
   outstanding, 121,925 units   . . . .   4,997,017    5,136,727
                                         ----------   ----------
     Total Partners' capital  . . . . .  $4,938,627   $5,109,763
                                         ----------   ----------
                                         $5,224,207   $5,415,275
                                         ==========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------   ----------
REVENUES:
  Oil and gas sales, including $137,034 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $456,065     $441,085
  Interest and other income . . . . . .       1,296          807
  Gain on sale of oil and gas properties        236        1,377
                                           --------     --------
                                           $457,597     $443,269

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $179,140     $234,551
  Production tax  . . . . . . . . . . .      24,329       23,936
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     195,317      310,277
  General and administrative  . . . . .      39,756       37,304
                                           --------     --------
                                           $438,542     $606,068
                                           --------     --------

NET INCOME (LOSS)   . . . . . . . . . .    $ 19,055    ($162,799)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $  8,765     $  4,271
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $ 10,290    ($167,070)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .08    ($   1.37)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     121,925      121,925
                                           ========     ========


                   The accompanying notes are an integral
                     part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . .    $ 19,055    ($162,799)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     195,317      310,277
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .   (     236)   (   1,377)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  32,825)      31,385
   Decrease in accounts payable   . . .   (  19,932)   (  68,431)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $161,379     $109,055

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($    257)   ($ 80,149)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .         236        1,529
                                           --------     --------
  Net cash used by investing activities   ($     21)   ($ 78,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($190,191)   ($168,000)
                                           --------     --------
  Net cash used by financing activities   ($190,191)   ($168,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 28,833)   ($137,565)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     188,474      157,841
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD. . . . . . . . . . . . . . . .    $159,641     $ 20,276
                                           ========     ========

                   The accompanying notes are an integral
                     part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995 and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Geodyne Production Company, the general partner of the Partnerships (the "General Partner"). In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three months ended March 31, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal". SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the net oil and gas properties as a whole exceeded the estimated undiscounted future net revenues of the properties, a valuation allowance would be recorded for the excess amount. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                           Direct General    Administrative
          Partnership    and Administrative    Overhead
          -----------    ------------------  --------------
             III-A             $16,915        $ 69,468
             III-B               9,248          36,405
             III-C              15,318          64,353
             III-D               8,424          34,476
             III-E              26,283         110,070
             III-F              14,001          58,284
             III-G               7,671          32,085

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three months ended March 31, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier at December 31, 1995.

                 Gas Sales         Accrued Oil and Gas Sales
              -----------------    -------------------------
              3 Months Ended                As of
              March 31, 1995          December 31, 1995
              -----------------    -------------------------
    III-A        $395,090                $349,181
    III-B         182,529                 169,725
    III-C         413,313                 232,323
    III-D         225,139                 186,231
    III-E         491,248                 574,916
    III-F         262,541                 131,943
    III-G         137,034                  69,792

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

     The Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and has not engaged in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnership Agreements governing the Partnerships.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                        Limited Partner
                           Date of          Capital
           Partnership    Activation      Contributions
           ----------------------------- --------------
             III-A   November 21, 1989    $26,397,600
             III-B   January 24, 1990      13,833,600
             III-C   February 27, 1990     24,453,600
             III-D   September 5, 1990     13,100,800
             III-E   December 26, 1990     41,826,600
             III-F   March 7, 1991         22,148,400
             III-G   September 20, 1991    12,192,500

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

     Net proceeds from the Partnerships' operations less necessary operating capital are distributed to the Partnerships' Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1996 reflect an increase in total revenues compared to the same periods in 1995. Management believes this increase generally resulted from an increase in oil and natural gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     PARTNERSHIP III-A

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                    ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $909,970         $871,808
        Direct operating expenses   $209,750         $298,453
        Barrels produced              12,622           14,179
        Mcf produced                 367,235          401,778
        Average price/Bbl           $  19.30         $  17.55
        Average price/Mcf           $   1.81         $   1.55

     Total oil and gas sales increased 4.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 1,557 barrels and 34,543 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $19.30 per barrel and $1.81 per Mcf, respectively, for the three months ended March 31, 1996 from $17.55 per barrel and $1.55 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $88,703 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) an ownership percentage correction on one property during the three months ended March 31, 1995 and (ii) lower general repair and maintenance expenses incurred on several wells during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.1% for the three months ended March 31, 1996 from 34.2% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in operating expenses mentioned above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $308,856 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) significant upward revisions in the estimate of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 38.4% for the three months ended March 31, 1996 from 75.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization as discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $7,890 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% for the three months ended March 31, 1996 as compared to 9.0% for the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $18,651,701 or 70.66% of Limited Partners' capital contributions.

     PARTNERSHIP III-B

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                    ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $519,882         $477,149
        Direct operating expenses   $110,366         $154,796
        Barrels produced               9,751           10,432
        Mcf produced                 184,757          190,779
        Average price/Bbl           $  19.28         $  17.60
        Average price/Mcf           $   1.80         $   1.54

     Total oil and gas sales increased 9.0% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted from increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 681 barrels and 6,022 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $19.28 per barrel and $1.80 per Mcf, respectively, for the three months ended March 31, 1996 from $17.60 per barrel and $1.54 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $44,430 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) an ownership percentage correction on one property during the three months ended March 31, 1995 and (ii) lower general repair and maintenance expenses incurred on several wells during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 21.2% for the three months ended March 31, 1996 from 32.4% for the three months ended March 31, 1995.

This percentage   decrease was primarily  due to the increases  in the
average prices oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31,1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $156,717 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) significant upward revisions in the estimate of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 37.4% for the three months ended March 31, 1996 from 73.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization as discussed above and increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $4,628 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.8% for the three months ended March 31, 1996 as compared to 8.6% for the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $10,910,353 or 78.87% of Limited Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $815,774         $677,944
        Direct operating expenses   $204,004         $194,622
        Barrels produced               8,029            6,655
        Mcf produced                 376,476          424,982
        Average price/Bbl           $  18.34         $  17.25
        Average price/Mcf           $   1.78         $   1.33

     Total oil and gas sales increased 20.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold and an increase in the volumes of oil sold, partially offset by a decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold increased 1,374 barrels, while volumes of natural gas sold decreased 48,506 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in the volumes of oil sold resulted primarily from positive prior period volume adjustments made during the three months ended March 31, 1996 and increased current production on one well due to recent drilling activity. Average oil and natural gas prices increased to $18.34 per barrel and $1.78 per Mcf, respectively, for the three months ended March 31, 1996 from $17.25 per barrel and $1.33 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) increased $9,382 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to higher production taxes associated with the increase in oil and gas sales during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 25.0% for the three months ended March 31, 1996 from 28.7% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $365,064 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining oil and natural gas reserves at December 31, 1995, (ii) a decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 39.2% for the three months ended March 31, 1996 from 101.0% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $6,290 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.8% for the three months ended March 31, 1996 as compared to 10.8% for the three months ended March 31, 1995.

     The Limited  Partners have  received  cash distributions  through
March  31, 1996 totaling $11,459,795   or 46.86%  of Limited Partners'
capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                   Three months ended March 31,
                                   ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $534,536         $536,678
        Direct operating expenses   $197,940         $202,539
        Barrels produced              10,878           10,729
        Mcf produced                 202,914          263,504
        Average price/Bbl           $  18.10         $  16.56
        Average price/Mcf           $   1.66         $   1.36

     Total oil and gas sales remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold increased 149 barrels, while volumes of natural gas sold decreased 60,590 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive volume adjustments on two wells during the three months ended March 31, 1995 and normal declines in production on several wells during the three months ended March 31, 1996. Average oil and natural gas prices increased to $18.10 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1996 from $16.56 per barrel and $1.36 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $4,599 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 37.0% for the three months ended March 31, 1996 as compared to 37.7% the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $243,722 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 31.7% for the three months ended March 31, 1996 as compared to 77.0% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $2,928 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.0% for the three months ended March 31, 1996 as compared to 7.4% for the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $5,242,669 or 40.02% of Limited Partners' capital contributions.

     PARTNERSHIP III-E

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales         $2,032,200       $2,542,766
        Direct operating expenses $  982,466       $1,286,064
        Barrels produced              58,063           66,035
        Mcf produced                 528,853          971,345
        Average price/Bbl         $    18.11       $    16.37
        Average price/Mcf         $     1.85       $     1.51

     Total oil and gas sales decreased 20.1% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was due to decreases in the volumes of oil and natural gas sold, partially offset by increases in average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 7,972 barrels and 442,492 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold decreased primarily due to two significant wells having positive prior period adjustments from a purchaser during the three months ended March 31, 1995. Average oil prices increased to $18.11 per barrel for the three months ended March 31, 1996 from $16.37 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.85 per Mcf for the three months ended March 31, 1996 from $1.51 per Mcf for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $303,598 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 48.3% for the three months ended March 31, 1996 from 50.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $588,130 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 23.9% for the three months ended March 31, 1996 from 42.2% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased by $6,489 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses increased to 6.7% for the three months ended March 31, 1996 from 5.1% for the three months March 31, 1995. This percentage increase was primarily due to the decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through March 31, 1996 totalling $19,874,016 or 47.52% of Limited Partners' capital contributions.

     PARTNERSHIP III-F

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                   ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $720,068         $704,733
        Direct operating expenses   $309,200         $408,700
        Barrels produced              19,139           20,363
        Mcf produced                 231,008          306,871
        Average price/Bbl           $  17.98         $  16.13
        Average price/Mcf           $   1.63         $   1.23

     Total oil and gas sales increased 2.2% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,224 barrels and 75,863 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold decreased primarily due to (i) one significant well being shut-in during the three months ended March 31, 1996 while awaiting new gas contracts and (ii) several wells having negative prior period adjustments from a purchaser during the three months ended March 31, 1996. Average oil prices increased to $17.98 per barrel for the three months ended March 31, 1996 from $16.13 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.63 per Mcf for the three months ended March 31, 1996 from $1.23 per Mcf the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $99,500 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 42.9% for the three months ended March 31, 1996 from 58.0% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $238,363 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) a significant upward revision in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 43.1% for the three months ended March 31, 1996 from 77.8% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased by $4,980 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.0% for the three months ended March 31, 1996 compared to 9.6% for the three months March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totalling $7,456,904 or 33.67% of Limited Partners' capital contributions.


     PARTNERSHIP III-G

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                   ------------------------------
                                      1996             1995
                                      ----             ----
        Oil and gas sales           $456,065         $441,085
        Direct operating expenses   $203,469         $258,487
        Barrels produced              14,076           14,842
        Mcf produced                 124,810          163,208
        Average price/Bbl           $  18.01         $  16.15
        Average price/Mcf           $   1.62         $   1.23

     Total oil and gas sales increased 3.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 766 barrels and 38,398 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold decreased primarily due to (i) one significant well being shut-in during the three months ended March 31, 1996 while awaiting new gas contracts and (ii) several wells having negative prior period adjustments from a purchaser during the three months ended March 31, 1996. Average oil prices increased to $18.01 per barrel for the three months ended March 31, 1996 from $16.15 per barrel for the three months ended March 31, 1995. Average natural gas prices increased to $1.62 per Mcf for the three months ended March 31, 1996 from $1.23 per Mcf for the three months ended March 31, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $55,018 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 44.6% for the three months ended March 31, 1996 from 58.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $114,960 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 42.8% for the three months ended March 31, 1996 from 70.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased by $2,452 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.7% for the three months ended March 31, 1996 compared to 8.5% for the three months March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totalling $3,598,287 or 29.51% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 26, 1994 Geodyne Resources, Inc. ("Geodyne Resources") and the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of limited partnership interests ("Units") in the Partnerships (Sidney Neidick, et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased Units in the Partnerships. On June 7, 1995, Geodyne Resources and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class. PaineWebber Incorporated ("PaineWebber") has agreed to indemnify Geodyne Resources and the Partnerships and their affiliates with respect to all claims asserted by the plaintiffs in the lawsuit pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification Agreement") in the event Geodyne Resources or the Partnerships are rejoined in the matter at a later time.

     On November 23 and 25, 1994, Geodyne Resources, PaineWebber, and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Units and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al. Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re: PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to the Indemnification Agreement. The amended complaint in the PaineWebber Partnerships Class Action no longer asserts any claim directly against Geodyne Resources.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle both the pending PaineWebber Partnership Class Action matter referred to above and the Neidick matter referred to above, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund (the "Claims Fund"), which is to be distributed to eligible limited partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Annual Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of both the dismissal and the Indemnification Agreement, the General Partner does not believe that either the Partnerships or the General Partner will be required to pay any damages or expenses in any of the matters set forth herein.

     On April 17, 1996, PaineWebber mailed a Notice and Claim Form to each limited partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited partners are not eligible to participate in the claims process if they
(i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a limited partner from pursuing any other remedy against PaineWebber that may be available. Limited partners have until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a limited partner is entitled to a recovery under the Claim Fund will be based on whether or not the Claim Administrator determines that the limited partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the limited partner has opted out of the class action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          1. A Current Report on Form 8-K dated January 18, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

          2. A Current Report on Form 8-K dated January 22, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

                              (Registrant)


                         By:  GEODYNE PRODUCTION COMPANY

                              General Partner


Date:     May 15, 1996   By:      /s/Dennis R. Neill
                              -----------------------------
                                        (Signature)
                              Dennis R. Neill
                              Senior Vice President
                              and Director



Date:     May 15, 1996   By:      /s/Drew S. Phillips
                              ---------------------------
                                   (Signature)
                              Drew S. Phillips
                              Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- - ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

All other Exhibits are omitted as inapplicable.