Form 10-Q
period 1996-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1996-08-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

Commission File Number:
III-A:  0-18302   III-B:  0-18636   III-C:  0-18634
III-D:  0-18936   III-E:  0-19010   III-F:  0-19102
III-G:  0-19563

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

                                     III-A 73-1352993
                                     III-B 73-1358666
                                     III-C 73-1356542
                                     III-D 73-1357374
                                     III-E 73-1367188
                                     III-F 73-1377737
       Oklahoma                      III-G 73-1377828
- ----------------------------  -----------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or
     organization)


           Two West Second Street, Tulsa, Oklahoma    74103
       ---------------------------------------------------
       (Address of principal executive offices)   (Zip Code)

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


               Yes    X       No
                    -----          ----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  598,356    $  560,906
  Accounts receivable:
   Oil and gas sales, including
     $349,181 due from related
     parties in 1995 (Note 2)              632,000       639,787
                                        ----------    ----------
       Total current assets             $1,230,356    $1,200,693

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          6,169,229     6,874,396

DEFERRED CHARGE                            278,829       278,829
                                        ----------    ----------
                                        $7,678,414    $8,353,918
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   57,946    $   90,496
  Gas imbalance payable                     43,854        43,854
                                        ----------    ----------
       Total current liabilities        $  101,800    $  134,350

ACCRUED LIABILITY                       $   87,624    $   87,624

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  175,069)  ($  143,923)
  Limited Partners, issued and
   outstanding, 263,976 units            7,664,059     8,275,867
                                        ----------    ----------
       Total Partners' capital          $7,488,990    $8,131,944
                                        ----------    ----------
                                        $7,678,414    $8,353,918
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $436,080 of sales to related
   parties in 1995 (Note 2)             $  996,946    $  849,738
  Interest and other income                  5,088         6,102
  Loss on sale of oil and gas
   properties                                  -     (    10,884)
                                        ----------    ----------
                                        $1,002,034    $  844,956

COSTS AND EXPENSES:
  Lease operating                       $  185,960    $  189,354
  Production tax                            70,969        62,722
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              357,281       617,915
  Impairment provision                         -         170,000
  General and administrative                78,431        85,382
                                        ----------    ----------
                                        $  692,641    $1,125,373
                                        ----------    ----------

NET INCOME (LOSS)                       $  309,393   ($  280,417)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   29,507    $   17,495
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  279,886   ($  297,912)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.06   ($     1.13)
                                        ==========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $831,170 of sales to related
   parties in 1995 (Note 2)             $1,906,916    $1,721,546
  Interest and other income                  9,820        12,004
  Gain (loss) on sale of oil and
   gas properties                              150   (    28,505)
                                        ----------    ----------
                                        $1,916,886    $1,705,045

COSTS AND EXPENSES:
  Lease operating                       $  330,390    $  406,424
  Production tax                           136,289       144,105
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              706,487     1,275,977
  Impairment provision                         -         170,000
  General and administrative               164,814       163,875
                                        ----------    ----------
                                        $1,337,980    $2,160,381
                                        ----------    ----------

NET INCOME (LOSS)                       $  578,906   ($  455,336)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   56,714    $   35,072
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  522,192   ($  490,408)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.98   ($     1.86)
                                        ==========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)
                                           1996         1995
                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  578,906   ($  455,336)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            706,487     1,275,977
   Impairment provision                        -         170,000
   (Gain) loss on sale of oil and gas
     properties                        (       150)       28,505
   Decrease in accounts receivable           7,787        54,557
   Increase in deferred charge                 -     (    27,765)
   Decrease in accounts payable        (    32,550)  (    15,074)
   Increase in accrued liability               -           7,460
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,260,480    $1,038,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    1,032)  ($   29,807)
  Proceeds from sale of oil and
   gas properties                              150        20,478
                                        ----------    ----------
  Net cash used by investing
   activities                          ($    1,170)  ($    9,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,221,860)  ($1,270,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,221,860)  ($1,270,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $   37,450   ($  241,005)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      560,906       715,050
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  598,356    $  474,045
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  317,619    $  311,585
  Accounts receivable:
   Oil and gas sales, including
     $169,725 due from related
     parties in 1995 (Note 2)              358,465       373,676
                                        ----------    ----------
       Total current assets             $  676,084    $  685,261

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          3,274,589     3,648,394

DEFERRED CHARGE                            169,089       169,089
                                        ----------    ----------
                                        $4,119,762    $4,502,744
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   30,383    $   49,382
  Gas imbalance payable                      6,202         6,202
                                        ----------    ----------
       Total current liabilities        $   36,585    $   55,584

ACCRUED LIABILITY                       $   47,360    $   47,360

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   85,742)  ($   66,996)
  Limited Partners, issued and
   outstanding, 138,336 units            4,121,559     4,466,796
                                        ----------    ----------
       Total Partners' capital          $4,035,817    $4,399,800
                                        ----------    ----------
                                        $4,119,762    $4,502,744
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------     ---------

REVENUES:
  Oil and gas sales, including
   $205,547 of sales to related
   parties in 1995 (Note 2)               $566,244      $491,669
  Interest and other income                  2,787         3,257
  Loss on sale of oil and gas
   properties                                  -       (   4,535)
                                          --------      --------
                                          $569,031      $490,391

COSTS AND EXPENSES:
  Lease operating                         $100,837      $ 99,439
  Production tax                            41,189        36,764
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              198,928       261,331
  General and administrative                41,226        44,679
                                          --------      --------
                                          $382,180      $442,213
                                          --------      --------

NET INCOME                                $186,851      $ 48,178
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 17,161      $ 12,862
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $169,690      $ 35,316
                                          ========      ========
NET INCOME per unit                       $   1.23      $    .26
                                          ========      ========
UNITS OUTSTANDING                          138,336       138,336
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $388,076 of sales to related
   parties in 1995 (Note 2)             $1,086,126      $968,818
  Interest and other income                  5,394         6,499
  Gain (loss) on sale of oil and
   gas properties                               63     (  12,242)
                                        ----------      --------
                                        $1,091,583      $963,075

COSTS AND EXPENSES:
  Lease operating                       $  172,694      $210,471
  Production tax                            79,698        80,528
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              393,134       612,254
  General and administrative                86,879        85,704
                                        ----------      --------
                                        $  732,405      $988,957
                                        ----------      --------

NET INCOME (LOSS)                       $  359,178     ($ 25,882)
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   33,415      $ 23,196
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)    $  325,763     ($ 49,078)
                                        ==========      ========
NET INCOME (LOSS) per unit              $     2.35     ($    .35)
                                        ==========      ========
UNITS OUTSTANDING                          138,336       138,336
                                        ==========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $359,178     ($ 25,882)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            393,134       612,254
   (Gain) loss on sale of oil and gas
     properties                          (      63)       12,242
   Decrease in accounts receivable          15,211         6,328
   Increase in deferred charge                 -       (  16,060)
   Decrease in accounts payable          (  18,999)    (   9,517)
   Increase in accrued liability               -           3,114
                                          --------      --------
  Net cash provided by operating
   activities                             $748,461      $582,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 19,329)    ($ 16,442)
  Proceeds from sale of oil and
   gas properties                               63         8,602
                                          --------      --------
  Net cash used by investing
   activities                            ($ 19,266)    ($  7,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($723,161)    ($731,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($723,161)    ($731,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $  6,034     ($156,361)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      311,585       404,255
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $317,619      $247,894
                                          ========      ========


                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  495,186    $  319,730
  Accounts receivable:
   Oil and gas sales, including
     $232,323 due from related
     parties in 1995 (Note 2)              512,685       461,693
                                        ----------    ----------
       Total current assets             $1,007,871    $  781,423

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          6,120,492     6,723,292

DEFERRED CHARGE                             67,846        67,846
                                        ----------    ----------
                                        $7,196,209    $7,572,561
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   47,375    $   84,760
  Gas imbalance payable                     22,554        22,554
                                        ----------    ----------
       Total current liabilities        $   69,929    $  107,314

ACCRUED LIABILITY                       $  139,809    $  139,809

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  143,405)  ($  125,913)
  Limited Partners, issued and
   outstanding, 244,536 units            7,129,876     7,451,351
                                        ----------    ----------
       Total Partners' capital          $6,986,471    $7,325,438
                                        ----------    ----------
                                        $7,196,209    $7,572,561
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------    ----------

REVENUES:
  Oil and gas sales, including
   $324,201 of sales to related
   parties in 1995 (Note 2)               $799,897    $  729,468
  Interest and other income                  3,792         4,896
  Loss on sale of oil and gas
   properties                                  -     (     9,477)
                                          --------    ----------
                                          $803,689    $  724,887

COSTS AND EXPENSES:
  Lease operating                         $135,484    $  171,522
  Production tax                            57,825        58,965
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              297,995       714,759
  Impairment provision                         -         304,000
  General and administrative                72,688        80,878
                                          --------    ----------
                                          $563,972    $1,330,124
                                          --------    ----------

NET INCOME (LOSS)                         $239,717   ($  605,237)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 23,716    $   10,489
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $216,001   ($  615,726)
                                          ========    ==========
NET INCOME (LOSS) per unit                $   0.88   ($     2.52)
                                          ========    ==========
UNITS OUTSTANDING                          244,536       244,536
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $737,514 of sales to related
   parties in 1995 (Note 2)             $1,615,671    $1,407,412
  Interest and other income                  6,501         7,987
  Gain (loss) on sale of oil and
   gas properties                               26   (    13,029)
                                        ----------    ----------
                                        $1,622,198    $1,402,370

COSTS AND EXPENSES:
  Lease operating                       $  280,813    $  314,712
  Production tax                           116,500       110,397
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              617,898     1,399,726
  Impairment provision                         -         304,000
  General and administrative               152,339       154,259
                                        ----------    ----------
                                        $1,167,550    $2,283,094
                                        ----------    ----------

NET INCOME (LOSS)                       $  454,648   ($  880,724)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   47,123    $   24,113
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  407,525   ($  904,837)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.67   ($     3.70)
                                        ==========    ==========
UNITS OUTSTANDING                          244,536       244,536
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $454,648   ($  880,724)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            617,898     1,399,726
   Impairment provision                        -         304,000
   (Gain) loss on sale of oil and gas
     properties                          (      26)       13,029
   (Increase) decrease in accounts
     receivable                          (  50,992)      181,242
   Decrease in deferred charge                 -           6,893
   Decrease in accounts payable          (  37,385)  (    14,763)
   Decrease in gas imbalance payable           -     (     7,360)
   Decrease in accrued liability               -     (    18,044)
                                          --------    ----------
  Net cash provided by operating
   activities                             $984,143    $  983,999

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 15,098)  ($   28,071)
  Proceeds from sale of oil and
   gas properties                               26         5,201
                                          --------    ----------
  Net cash used by investing
   activities                            ($ 15,072)  ($   22,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($793,615)  ($  767,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($793,615)  ($  767,000)
                                          --------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $175,456    $  194,129

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,730       216,565
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $495,186    $  410,694
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  290,938    $  169,395
  Accounts receivable:
   Oil and gas sales, including
     $186,231 due from related
     parties in 1995 (Note 2)              345,056       365,008
                                        ----------    ----------
       Total current assets             $  635,994    $  534,403

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          3,630,445     3,887,916

DEFERRED CHARGE                             41,578        41,578
                                        ----------    ----------
                                        $4,308,017    $4,463,897
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   56,048    $   67,198
  Gas imbalance payable                      9,437         9,437
                                        ----------    ----------
       Total current liabilities        $   65,485    $   76,635

ACCRUED LIABILITY                       $  174,533    $  174,533

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   46,917)  ($   36,176)
  Limited Partners, issued and
   outstanding, 131,008 units            4,114,916     4,248,905
                                        ----------    ----------
       Total Partners' capital          $4,067,999    $4,212,729
                                        ----------    ----------
                                        $4,308,017    $4,463,897
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $193,507 of sales to related
   parties in 1995 (Note 2)               $562,880      $488,586
  Interest and other income                  2,189         2,474
                                          --------      --------
                                          $565,069      $491,060

COSTS AND EXPENSES:
  Lease operating                         $152,858      $153,074
  Production tax                            39,541        36,713
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              104,074       367,166
  General and administrative                39,041        45,955
                                          --------      --------
                                          $335,514      $602,908
                                          --------      --------

NET INCOME (LOSS)                         $229,555     ($111,848)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 15,531      $  9,404
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $214,024     ($120,942)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.63     ($    .92)
                                          ========      ========
UNITS OUTSTANDING                          131,008       131,008
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $418,646 of sales to related
   parties in 1995 (Note 2)             $1,097,416    $1,025,264
  Interest and other income                  3,873         4,102
                                        ----------    ----------
                                        $1,101,289    $1,029,366

COSTS AND EXPENSES:
  Lease operating                       $  313,658    $  316,446
  Production tax                            76,681        75,880
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              273,476       780,290
  General and administrative                81,941        85,927
                                        ----------    ----------
                                        $  745,756    $1,258,543
                                        ----------    ----------

NET INCOME (LOSS)                       $  355,533   ($  229,177)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   28,522    $   19,753
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  327,011   ($  248,930)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.50   ($     1.90)
                                        ==========    ==========
UNITS OUTSTANDING                          131,008       131,008
                                        ==========    ==========

                 The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $355,533     ($229,177)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            273,476       780,290
   (Increase) decrease in accounts
     receivable                             19,952     (  31,719)
   Decrease in deferred charge                 -             959
   Decrease in accounts payable          (  11,150)    (  23,703)
   Decrease in accrued liability               -       (   9,462)
                                          --------      --------
  Net cash provided by operating
   activities                             $637,811      $487,188

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 16,005)    ($  5,655)
                                          --------      --------
  Net cash used by investing
   activities                            ($ 16,005)    ($  5,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($500,263)    ($379,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($500,263)    ($379,000)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $121,543      $102,533

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      169,395       215,899
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $290,938      $318,432
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1996          1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents            $   960,058   $   665,050
  Accounts receivable:
   Oil and gas sales, including
     $574,916 due from related
     parties in 1995 (Note 2)            1,259,473     1,574,465
                                       -----------   -----------
       Total current assets            $ 2,219,531   $ 2,239,515

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         13,581,678    14,521,982

DEFERRED CHARGE                            351,769       351,769
                                       -----------   -----------
                                       $16,152,978   $17,113,266
                                       ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   357,059   $   388,772
  Gas imbalance payable                    120,272       120,272
                                       -----------   -----------
       Total current liabilities       $   477,331   $   509,044

ACCRUED LIABILITY                      $   412,184   $   412,184

PARTNERS' CAPITAL (DEFICIT):
  General Partner                     ($   179,427) ($   127,750)
  Limited Partners, issued and
   outstanding, 418,266 units           15,442,890    16,319,788
                                       -----------   -----------
       Total Partners' capital         $15,263,463   $16,192,038
                                       -----------   -----------
                                       $16,152,978   $17,113,266
                                       ===========   ===========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $477,180 of sales to related
   parties in 1995 (Note 2)             $2,123,185    $2,032,397
  Interest and other income                  8,656         3,813
  Loss on sale of oil and gas
   properties                                  -     (    14,383)
                                        ----------    ----------
                                        $2,131,841    $2,021,827

COSTS AND EXPENSES:
  Lease operating                       $  924,800    $1,014,885
  Production tax                           146,665       161,383
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              478,518       795,755
  General and administrative               124,033       152,017
                                        ----------    ----------
                                        $1,674,016    $2,124,040
                                        ----------    ----------

NET INCOME (LOSS)                       $  457,825   ($  102,213)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   42,032    $   26,719
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  415,793   ($  128,932)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     0.99   ($     0.31)
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $968,428 of sales to related
   parties in 1995 (Note 2)             $4,155,385    $4,575,163
  Interest and other income                 16,176        10,227
  Loss on sale of oil and gas
   properties                                  -     (    13,418)
                                        ----------    ----------
                                        $4,171,561    $4,571,972

COSTS AND EXPENSES:
  Lease operating                       $1,771,522    $2,110,831
  Production tax                           282,409       351,501
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              963,919     1,869,286
  General and administrative               260,386       281,881
                                        ----------    ----------
                                        $3,278,236    $4,613,499
                                        ----------    ----------

NET INCOME (LOSS)                       $  893,325   ($   41,527)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   83,223    $   72,695
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  810,102   ($  114,222)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.94   ($      .27)
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  893,325   ($   41,527)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            963,919     1,869,286
   Gain on sale of oil and gas
     properties                                -          13,418
   (Increase) decrease in accounts
     receivable                            314,992   (    18,056)
   Decrease in deferred charge                 -          46,761
   Decrease in accounts payable        (    31,713)  (   386,300)
   Decrease in accrued liability               -     (    61,374)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,140,523    $1,422,208

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   23,615)  ($  342,381)
  Proceeds from sale of oil and
   gas properties                              -           1,619
                                        ----------    ----------
  Net cash used by investing
   activities                          ($   23,615)  ($  340,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,821,900)  ($1,552,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,821,900)  ($1,552,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  295,008   ($  470,554)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      665,050     1,164,489
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  960,058    $  693,935
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  338,167    $  324,616
  Accounts receivable:
   Oil and gas sales, including
     $131,943 due from related
     parties in 1995 (Note 2)              451,507       413,249
                                        ----------    ----------
       Total current assets             $  789,674    $  737,865

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          7,812,447     8,463,035

DEFERRED CHARGE                            237,269       237,269
                                        ----------    ----------
                                        $8,839,390    $9,438,169
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $  159,497    $  163,289
  Gas imbalance payable                     97,233        97,233
                                        ----------    ----------
       Total current liabilities        $  256,730    $  260,522

ACCRUED LIABILITY                       $  261,411    $  261,411

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  102,297)  ($   70,576)
  Limited Partners, issued and
   outstanding, 221,484 units            8,423,546     8,986,812
                                        ----------    ----------
       Total Partners' capital          $8,321,249    $8,916,236
                                        ----------    ----------
                                        $8,839,390    $9,438,169
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $218,506 of sales to related
   parties in 1995 (Note 2)               $736,246    $  772,454
  Interest and other income                  2,613           488
  Gain on sale of oil and gas
   properties                                  -           9,225
                                          --------    ----------
                                          $738,859    $  782,167

COSTS AND EXPENSES:
  Lease operating                         $362,323    $  400,786
  Production tax                            39,670        47,798
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              340,183       522,059
  Impairment provision                         -         219,000
  General and administrative                65,817        75,287
                                          --------    ----------
                                          $807,993    $1,264,930
                                          --------    ----------

NET LOSS                                 ($ 69,134)  ($  482,763)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 10,150    $    5,504
                                          ========    ==========
LIMITED PARTNERS - NET LOSS              ($ 79,284)  ($  488,267)
                                          ========    ==========
NET LOSS per unit                        ($   0.36)  ($     2.20)
                                          ========    ==========
UNITS OUTSTANDING                          221,484       221,484
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $481,047 of sales to related
   parties in 1995 (Note 2)             $1,456,314    $1,477,187
  Interest and other income                  5,104         2,314
  Gain on sale of oil and gas
   properties                                  -           9,703
                                        ----------    ----------
                                        $1,461,418    $1,489,204

COSTS AND EXPENSES:
  Lease operating                       $  632,668    $  768,101
  Production tax                            78,525        89,183
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              650,286     1,070,525
  Impairment provision                         -         219,000
  General and administrative               138,102       142,592
                                        ----------    ----------
                                        $1,499,581    $2,289,401
                                        ----------    ----------

NET LOSS                               ($   38,163)  ($  800,197)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   24,103    $   11,571
                                        ==========    ==========
LIMITED PARTNERS - NET LOSS            ($   62,266)  ($  811,768)
                                        ==========    ==========
NET LOSS per unit                      ($     0.28)  ($     3.67)
                                        ==========    ==========
UNITS OUTSTANDING                          221,484       221,484
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)
                                           1996         1995
                                         ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               ($ 38,163)  ($  800,197)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            650,286     1,070,525
   Impairment provision                        -         219,000
   Gain on sale of oil and gas
     properties                                -     (     9,703)
   Increase in accounts receivable       (  38,258)  (    54,024)
   Increase in deferred charge                 -     (    17,682)
   Decrease in accounts payable          (   3,792)  (   115,029)
   Increase in accrued liability               -          23,655
                                          --------    ----------
  Net cash provided by operating
   activities                             $570,073    $  316,545

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  6,005)  ($  287,905)
  Proceeds from sale of oil and
   gas properties                            6,307        25,154
                                          --------    ----------
  Net cash provided (used) by
   investing activities                   $    302   ($  262,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($556,824)  ($  294,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($556,824)  ($  294,000)
                                          --------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 13,551   ($  240,206)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      324,616       302,171
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $338,167    $   61,965
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  191,694    $  188,474
  Accounts receivable:
   Oil and gas sales, including
     $69,792 due from related
     parties in 1995 (Note 2)              286,129       258,324
                                        ----------    ----------
       Total current assets             $  477,823    $  446,798

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,420,964     4,820,243

DEFERRED CHARGE                            148,234       148,234
                                        ----------    ----------
                                        $5,047,021    $5,415,275
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   96,170    $   99,578
  Gas imbalance payable                     48,600        48,600
                                        ----------    ----------
       Total current liabilities        $  144,770    $  148,178

ACCRUED LIABILITY                       $  157,334    $  157,334

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   61,441)  ($   26,964)
  Limited Partners, issued and
   outstanding, 121,925 units            4,806,358     5,136,727
                                        ----------    ----------
       Total Partners' capital          $4,744,917    $5,109,763
                                        ----------    ----------
                                        $5,047,021    $5,415,275
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $114,794 of sales to related
   parties in 1995 (Note 2)               $476,200      $481,724
  Interest and other income                  1,359           406
  Gain on sale of oil and gas
   properties                                4,260         7,396
                                          --------      --------
                                          $472,819      $489,526

COSTS AND EXPENSES:
  Lease operating                         $236,277      $246,738
  Production tax                            24,777        28,763
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              209,401       296,492
  Impairment provision                         -         150,000
  General and administrative                36,346        42,070
                                          --------      --------
                                          $506,801      $764,063
                                          --------      --------

NET LOSS                                 ($ 33,982)    ($274,537)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  6,677      $  4,133
                                          ========      ========
LIMITED PARTNERS - NET LOSS              ($ 40,659)    ($278,670)
                                          ========      ========
NET LOSS per unit                        ($   0.33)    ($   2.29)
                                          ========      ========
UNITS OUTSTANDING                          121,925       121,925
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $251,828 of sales to related
   parties in 1995 (Note 2)               $923,265    $  922,809
  Interest and other income                  2,655         1,213
  Gain on sale of oil and gas
   properties                                4,496         8,773
                                          --------    ----------
                                          $930,416    $  932,795

COSTS AND EXPENSES:
  Lease operating                         $415,417    $  481,289
  Production tax                            49,106        52,699
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              404,718       606,769
  Impairment provision                         -         150,000
  General and administrative                76,102        79,374
                                          --------    ----------
                                          $945,343    $1,370,131
                                          --------    ----------

NET LOSS                                 ($ 14,927)  ($  437,336)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 15,442    $    8,404
                                          ========    ==========
LIMITED PARTNERS - NET LOSS              ($ 30,369)  ($  445,740)
                                          ========    ==========
NET LOSS per unit                        ($   0.25)  ($     3.66)
                                          ========    ==========
UNITS OUTSTANDING                          121,925       121,925
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)
                                            1996         1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               ($ 14,927)    ($437,336)
  Adjustments to reconcile net loss to
   net cash provided by operating
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            404,718       606,769
   Impairment provision                        -         150,000
   Gain on sale of oil and gas
     properties                          (   4,496)    (   8,773)
   Increase in accounts receivable       (  27,805)    (  29,030)
   Increase in deferred charge                 -       (  13,859)
   Decrease in accounts payable          (   3,408)    ( 118,763)
   Increase in accrued liability               -          17,968
                                          --------      --------
  Net cash provided by operating
   activities                             $354,082      $166,976

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  5,439)    ($147,438)
  Proceeds from sale of oil and
   gas properties                            4,496        17,757
                                          --------      --------
  Net cash used by investing
   activities                            ($    943)    ($129,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($349,919)    ($168,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($349,919)    ($168,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $  3,220     ($130,705)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      188,474       157,841
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $191,694      $ 27,136
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995 and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the Partnerships (the "General Partner"). In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $25,878              $138,936
             III-B              14,069                72,810
             III-C              23,633               128,706
             III-D              12,989                68,952
             III-E              40,246               220,140
             III-F              21,535               116,568
             III-G              11,932                64,170

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and six months ended June 30, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier at June 30, 1995 and December 31, 1995.


                                                     Accrued
             Gas Sales          Gas Sales       Oil and Gas Sales
          --------------     --------------     -----------------
          3 Months Ended     6 Months Ended           As of
          June 30, 1995      June 30, 1995      December 31, 1995
          --------------     --------------     -----------------

III-A        $436,080           $831,170            $349,181
III-B         205,547            388,076             169,725
III-C         324,201            737,514             232,323
III-D         193,507            418,646             186,231
III-E         477,180            968,428             574,916
III-F         218,506            481,047             131,943
III-G         114,794            251,828              69,792

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                      Limited
                                 Date of          Partner Capital
           Partnership         Activation          Contributions
           -----------     ------------------     ---------------

            III-A          November 21, 1989        $26,397,600
            III-B          January 24, 1990          13,833,600
            III-C          February 27, 1990         24,453,600
            III-D          September 5, 1990         13,100,800
            III-E          December 26, 1990         41,826,600
            III-F          March 7, 1991             22,148,400
            III-G          September 20, 1991        12,192,500

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

     Net proceeds from the Partnerships' operations less necessary operating capital are distributed to the Partnerships' Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the six months ended June 30, 1996 reflected an increase in total oil and gas sales compared to the same periods in 1995. Management believes this increase generally resulted from an increase in oil and gas prices received by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     PARTNERSHIP III-A

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $996,946        $849,738
      Oil and gas production expenses   $256,929        $252,076
      Barrels produced                    12,660          13,790
      Mcf produced                       373,479         422,102
      Average price/Bbl                 $  20.04        $  17.69
      Average price/Mcf                 $   1.99        $   1.44

     Total oil and gas sales increased $147,208 (17.3%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $264,563 was related to the increase in the average prices of oil and natural gas sold, partially offset by a $119,405 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,130 barrels and 48,623 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $20.04 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1996 from $17.69 per barrel and $1.44 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30,

1995. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended June 30, 1996 from 29.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $260,634 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 35.8% for the three months ended June 30, 1996 from 72.7% for the three months ended June 30, 1995. This percentage decrease was primarily related to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-A Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the three months ended June 30, 1996.

     General and administrative expenses decreased by $6,951 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of decreases in the III-A Partnership's professional fees and printing and postage fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended June 30, 1996 from 10.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,906,916       $1,721,546
      Oil and gas production expenses $  466,679       $  550,529
      Barrels produced                    25,282           27,969
      Mcf produced                       740,714          823,880
      Average price/Bbl               $    19.67       $    17.62
      Average price/Mcf               $     1.90       $     1.49

     Total oil and gas sales increased $185,370 (10.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $395,127 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $210,868 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,687 barrels and 83,166 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.67 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996 from $17.62 per barrel and $1.49 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $83,850 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) an ownership percentage adjustment made by the operator on one property during the six months ended June 30, 1995, (ii) workover charges incurred on one well during the six months ended June 30, 1995 in order to improve recovery of reserves, and (iii) lower general repair and maintenance expenses incurred on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.5% for the six months ended June 30, 1996 from 32.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses mentioned above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $569,490 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 37.0% for the six months ended June 30, 1996 from 74.1% for the six months ended June 30, 1995. This percentage decrease was primarily related to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-A Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.6% for the six months ended June 30, 1996 as compared to 9.5% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $19,265,701 or 72.98% of Limited Partners' capital contributions.

     PARTNERSHIP III-B

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $566,244        $491,669
      Oil and gas production expenses   $142,026        $136,203
      Barrels produced                     9,657           9,844
      Mcf produced                       191,237         222,285
      Average price/Bbl                 $  20.22        $  17.95
      Average price/Mcf                 $   1.94        $   1.42

     Total oil and gas sales increased $74,575 (15.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $137,934 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $60,233 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 187 barrels and 31,048 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $20.22 per barrel and $1.94 per Mcf, respectively, for the three months ended June 30, 1996 from $17.95 per barrel and $1.42 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) increased by $5,823 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to an increase in production taxes as a result of the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.1% for the three months ended June 30, 1996 from 27.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

      Depreciation, depletion, and amortization of oil and gas properties decreased $62,403 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 35.1% for the three months ended June 30, 1996 from 53.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $3,453 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in the III-B Partnership's professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended June 30, 1996 from 9.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,086,126        $968,818
      Oil and gas production expenses $  252,392        $290,999
      Barrels produced                    19,408          20,276
      Mcf produced                       375,994         413,064
      Average price/Bbl               $    19.75        $  17.77
      Average price/Mcf               $     1.87        $   1.47

     Total oil and gas sales increased $117,308 (12.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $205,372 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $86,464 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 868 barrels and 37,070 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.75 per barrel and $1.87 per Mcf, respectively, for the six months ended June 30, 1996 from $17.77 per barrel and $1.47 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased by $38,607 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) an ownership percentage adjustment made by the operator on one property during the six months ended June 30, 1995 and (ii) lower general repair and maintenance expenses incurred on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the six months ended June 30, 1996 from 30.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $219,120 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 36.2% for the six months ended June 30, 1996 from 63.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and the reserve revisions discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.0% for the six months ended June 30, 1996 as compared to 8.8% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $11,277,353 or 81.52% of Limited Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $799,897        $729,468
      Oil and gas production expenses   $193,309        $230,487
      Barrels produced                     6,651           7,331
      Mcf produced                       355,664         441,139
      Average price/Bbl                 $  20.60        $  18.32
      Average price/Mcf                 $   1.86        $   1.35

     Total oil and gas sales increased $70,429 (9.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $241,696 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $172,992 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 680 barrels and 85,475 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease in the volumes of oil and gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one well during the three months ended June 30, 1995 and
(ii) the normal decline in production on another well during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $20.60 per barrel and $1.86 per Mcf, respectively, for the three months ended June 30, 1996 from $18.32 per barrel and $1.35 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $37,178 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease primarily resulted from positive prior period adjustments for compression expenses made by the operator of several wells during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended June 30, 1996 from 31.6% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $416,764 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 37.2% for the three months ended June 30, 1996 from 98.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-C Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the three months ended June 30, 1996.

     General and administrative expenses decreased $8,210 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the three months ended June 30, 1996 from 11.1% for the three months ended June 30, 1995 primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,615,671       $1,407,412
      Oil and gas production expenses $  397,313       $  425,109
      Barrels produced                    14,680           13,986
      Mcf produced                       732,140          866,121
      Average price/Bbl               $    19.36       $    17.81
      Average price/Mcf               $     1.82       $     1.34

     Total oil and gas sales increased $208,259 (14.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this the increase, $437,416 was related to the increases in the average prices of oil sold and natural gas sold, partially offset by a $243,845 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 694 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, while volumes of natural gas sold decreased 133,981 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one well during the six months ended June 30, 1995 and (ii) the normal decline in production on another well during the six months ended June 30, 1995 as compared to the six months ended June 30, 1996. Average oil and natural gas prices increased to $19.36 per barrel and $1.82 per Mcf, respectively, for the six months ended June 30, 1996 from $17.81 per barrel and $1.34 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $27,796 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) a decrease in equipment rental charges on one well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and (ii) positive prior period adjustments for compression expenses made by the operator of several wells during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.6% for the six months ended June 30, 1996 as compared to 30.2% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $781,828 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 38.2% for the six months ended June 30, 1996 from 99.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-C Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% for the six months ended June 30, 1996 as compared to 11.0% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $11,882,795 or 48.59% of Limited Partners' capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $562,880        $488,586
      Oil and gas production expenses   $192,399        $189,787
      Barrels produced                    11,200          11,113
      Mcf produced                       175,787         224,722
      Average price/Bbl                 $  19.68        $  17.36
      Average price/Mcf                 $   1.95        $   1.32

     Total oil and gas sales increased $74,294 (15.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $167,357 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $95,423 related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 87 barrels for the three months ended June 30, 1996 as compared to the three months ended June

30, 1995, while volumes of natural gas sold decreased by 48,935 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas old resulted primarily from positive prior period volume adjustments made by the purchasers on several wells during the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.68 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1996 from $17.36 per barrel and $1.32 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 34.2% for the three months ended June 30, 1996 from 38.8% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $263,092 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.5% for the three months ended June 30, 1996 as compared to 75.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $6,914 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended June 30, 1996 from 9.4% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,097,416       $1,025,264
      Oil and gas production expenses $  390,339       $  392,326
      Barrels produced                    22,078           21,842
      Mcf produced                       378,701          488,226
      Average price/Bbl               $    18.90       $    16.97
      Average price/Mcf               $     1.80       $     1.34

     Total oil and gas sales increased $72,152 (7.0%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $266,739 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $197,145 related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 236 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, while volumes of natural gas sold decreased by 109,525 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.90 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996 from $16.97 per barrel and $1.34 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 35.6% for the six months ended June 30, 1996 from 38.3% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $506,814 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 24.9% for the six months ended June 30, 1996 as compared to 76.1% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $3,986 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from the decrease in printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.5% for the six months ended June 30, 1996 as compared to 8.4% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $5,513,669 or 42.09% of Limited Partners' capital contributions.

     PARTNERSHIP III-E

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,123,185       $2,032,397
      Oil and gas production expenses $1,071,465       $1,176,268
      Barrels produced                    62,938           69,363
      Mcf produced                       487,162          597,521
      Average price/Bbl               $    19.38       $    17.22
      Average price/Mcf               $     1.85       $     1.40

     Total oil and gas sales increased $90,788 (4.5%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $418,708 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $328,681 related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 6,425 barrels and 110,359 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in volumes of natural gas sold resulted primarily from (i) significant prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1995 and
(ii) normal declines in production on several wells due to diminished natural gas reserves. Average oil and natural gas prices increased to $19.38 per barrel and $1.85 per Mcf, respectively, for the three months ended June 30, 1996 from $17.22 per barrel and $1.40 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $104,803 for the three months ended June

30, 1996 as compared to the three months ended June 30, 1995. This decrease followed the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 50.5% for the three months ended June 30, 1996 as compared to 57.9% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $317,237 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 22.5% for the three months ended June 30, 1996 from 39.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $27,984 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.8% for the three months ended June 30, 1996 as compared to 7.5% for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $4,155,385       $4,575,163
      Oil and gas production expenses $2,053,931       $2,462,332
      Barrels produced                   121,001          135,398
      Mcf produced                     1,061,015        1,568,866
      Average price/Bbl               $    18.77       $    16.81
      Average price/Mcf               $     1.85       $     1.47

     Total oil and gas sales decreased $419,778 (9.2%) for the six months ended June 30, 1996 as compared to the six months ended June

30, 1995. Of this decrease, $1,209,756 was related to the decrease in the volumes of oil and natural gas sold, partially offset by an increase of $861,549 related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 14,397 barrels and 507,851 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) significant prior period volume adjustments made by the purchaser on two wells during the six months ended June 30, 1995 and (ii) normal declines in production on several wells due to diminished natural gas reserves. Average oil and natural gas prices increased to $18.77 per barrel and $1.85 per Mcf, respectively, for the six months ended June 30, 1996 from $16.81 per barrel and $1.47 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $408,401 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, (ii) workover expenses incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves, and (iii) the sale of one well during 1995. As a percentage of oil and gas sales, these expenses decreased to 49.4% for the six months ended June 30, 1996 as compared to 53.8% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $905,367 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 23.2% for the six months ended June 30, 1996 from 40.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $21,495 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June

30, 1995.   As  a  percentage of  oil and  gas  sales, these  expenses remained relatively constant at 6.3% for the six months ended June 30, 1996 compared to 6.2% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totalling $20,910,016 or 49.99% of Limited Partners' capital contributions.

     PARTNERSHIP III-F

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $736,245        $772,454
      Oil and gas production expenses   $401,993        $448,584
      Barrels produced                    18,820          18,919
      Mcf produced                       266,461         294,872
      Average price/Bbl                 $  19.16        $  19.43
      Average price/Mcf                 $   1.41        $   1.37

     Total oil and gas sales decreased $36,209 (4.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $40,060 was related to the decrease in the volumes of natural gas sold and $5,108 was related to the decrease in the price of oil sold, partially offset by an increase of $11,795 related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased by 99 barrels and 28,411 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in volumes of natural gas sold was primarily due to a normal decline in production due to diminished natural gas reserves on several existing properties and from positive prior period adjustments made by the purchaser on several wells during the three months ended June 30, 1995. Average oil prices decreased to $19.16 per barrel for the three months ended June 30, 1996 from $19.43 per barrel for the three months ended June 30, 1995. Average natural gas prices increased to $1.41 per Mcf for the three months ended June 30, 1996 from $1.37 per Mcf for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $46,591 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from (i) workover expenses incurred on three wells during the three months ended June 30, 1995 in order to improve the recovery of reserves and (ii) an adjustment on one well for prior period ad valorem taxes during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 54.6% for the three months ended June 30, 1996 from 58.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $181,876 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 46.2% for the three months ended June 30, 1996 from 67.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increase in the average price of natural gas sold, partially offset by the decrease in the average price of oil sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-F Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the three months ended June 30, 1996.

     General and administrative expenses decreased $9,469 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% for the three months ended June 30, 1996 as compared to 9.7% for the three months ended June 30, 1995.


     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,456,313       $1,477,187
      Oil and gas production expenses $  711,193       $  857,284
      Barrels produced                    37,959           39,282
      Mcf produced                       497,469          601,743
      Average price/Bbl               $    18.56       $    17.72
      Average price/Mcf               $     1.51       $     1.30

     Total oil and gas sales decreased by $20,874 (1.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $182,009 was related to the decreases in the volumes of oil and natural gas sold, partially offset by an increase of $159,363 related to the increases of the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,323 barrels and 104,274 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from the normal decline in production due to diminished natural gas reserves on several existing properties, as well as positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.56 per barrel and $1.51 per Mcf, respectively, for the six months ended June 30, 1996 from $17.72 per barrel and $1.30 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $146,091 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) workover expenses incurred on three wells during the six months ended June 30, 1995 in order to improve the recovery of reserves and (ii) an adjustment on one well for prior period ad valorem taxes in the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 48.8% for the six months ended June 30, 1996 from 58.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $420,239 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 44.7% for the six months ended June 30, 1996 from 72.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-F Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the six months ended June 30, 1996.

     General and administrative expenses decreased $4,489 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% for the six months ended June 30, 1996 as compared to 9.7% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totalling $7,707,904 or 34.80% of Limited Partners' capital contributions.

     PARTNERSHIP III-G

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $467,201        $481,724
      Oil and gas production expenses   $261,054        $275,501
      Barrels produced                    13,704          13,541
      Mcf produced                       142,136         159,802
      Average price/Bbl                 $  19.21        $  19.31
      Average price/Mcf                 $   1.44        $   1.38

     Total oil and gas sales decreased $14,523 (3.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $25,439 was related to the decrease in the volumes of natural gas sold and $1,354 was related to the decrease in the average price of oil sold, partially offset by an increase of $9,588 related to the increase in the average price of natural gas sold and $3,131 related to the increase in the volumes of oil sold.
Volumes of oil sold increased by 163 barrels for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, while volumes of natural gas sold decreased by 17,666 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil prices decreased to $19.21 per barrel for the three months ended June 30, 1996 from $19.31 per barrel for the three months ended June 30, 1995. Average natural gas prices increased to $1.44 per Mcf for the three months ended June 30, 1996 from $1.38 per Mcf for the three months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $14,447 for the three months ended June

30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted from (i) workover expenses incurred on three wells during the three months ended June 30, 1995 in order to improve the recovery of reserves and (ii) an adjustment on one well for prior period ad valorem taxes in the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 55.9% for the three months ended June 30, 1996 from 57.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $87,091 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) a decrease in volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 44.8% for the three months ended June 30, 1996 from 61.5% for the three months ended June 30, 1995. This percentage decrease was due primarily to the impairment provision and reserve revisions discussed above and the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-G Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the three months ended June 30, 1996.

     General and administrative expenses decreased $5,724 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained constant at 7.8% for the three months ended June 30, 1996 and 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $923,266        $922,809
      Oil and gas production expenses   $464,523        $533,988
      Barrels produced                    27,780          28,383
      Mcf produced                       266,946         323,010
      Average price/Bbl                 $  18.60        $  17.66
      Average price/Mcf                 $   1.52        $   1.31

     Total oil and gas sales remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of oil and natural gas sold decreased by 603 barrels and 56,064 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from the normal decline in production due to diminished natural gas reserves on several existing properties, as well as positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.60 per barrel and $1.52 per Mcf, respectively, for the six months ended June 30, 1996 from $17.66 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (including lease operating expenses and production taxes) decreased $69,465 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) workover expenses incurred on three wells during the six months ended June 30, 1995 in order to improve the recovery of reserves and (ii) an adjustment on one well for prior period ad valorem taxes in the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 50.3% for the six months ended June 30, 1996 from 57.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $202,051 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 43.8% for the six months ended June 30, 1996 from 65.8% for the six months ended June 30, 1995. This percentage decrease was due primarily to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     An impairment provision to reduce the carrying value of the III-G Partnership's oil and gas properties at June 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues. No similar provision was necessary for the six months ended June 30, 1996.

     General and administrative expenses decreased $3,272 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from decreases in professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.2% for the six months ended June 30, 1996 as compared to 8.6% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totalling $3,748,287 or 30.74% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other Exhibits are omitted as inapplicable.


     (b)  Reports on Form 8-K:

          None

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

                              (Registrant)


                         By:  GEODYNE RESOURCES, INC.

                              General Partner




Date:  August 12, 1996   By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 12, 1996   By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

All other Exhibits are omitted as inapplicable.