Form 10-Q
period 1996-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1996-11-14
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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
                                     III-B 73-1358666
                                     III-C 73-1356542
                                     III-D 73-1357374
                                     III-E 73-1367188
                                     III-F 73-1377737
         Oklahoma                    III-G 73-1377828
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
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1996         1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  863,274   $  560,906
  Accounts receivable:
   General Partner                            8,471          -
   Oil and gas sales, including
     $349,181 due from related
     parties in 1995 (Note 2)               546,371      639,787
                                         ----------   ----------
       Total current assets              $1,418,116   $1,200,693

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           5,522,263    6,874,396

DEFERRED CHARGE                             278,829      278,829
                                         ----------   ----------
                                         $7,219,208   $8,353,918
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   59,513   $   90,496
  Gas imbalance payable                      43,854       43,854
                                         ----------   ----------
       Total current liabilities         $  103,367   $  134,350

ACCRUED LIABILITY                        $   87,624   $   87,624

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  199,711) ($  143,923)
  Limited Partners, issued and
   outstanding, 263,976 units             7,227,928    8,275,867
                                         ----------   ----------
       Total Partners' capital           $7,028,217   $8,131,944
                                         ----------   ----------
                                         $7,219,208   $8,353,918
                                         ==========   ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         --------    ------------

REVENUES:
  Oil and gas sales, including
   $446,961 of sales to related
   parties in 1995 (Note 2)               $811,194    $1,007,843
  Interest and other income                  6,108         5,825
  Loss on sale of oil and gas
   properties                            (  91,366)  (       501)
                                          --------    ----------
                                          $725,936    $1,013,167

COSTS AND EXPENSES:
  Lease operating                         $166,628    $  192,884
  Production tax                            50,594        75,077
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              295,530       795,268
  General and administrative                81,200        74,612
                                          --------    ----------
                                          $593,952    $1,137,841
                                          --------    ----------

NET INCOME (LOSS)                         $131,984   ($  124,674)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 18,115    $   25,577
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $113,869   ($  150,251)
                                          ========    ==========
NET INCOME (LOSS) per unit                $    .43   ($      .57)
                                          ========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $1,278,131 of sales to related
   parties in 1995 (Note 2)             $2,718,110    $2,729,389
  Interest and other income                 15,928        17,829
  Loss on sale of oil and gas
   properties                          (    91,216)  (    29,006)
                                        ----------    ----------
                                        $2,642,822    $2,718,212

COSTS AND EXPENSES:
  Lease operating                       $  497,018    $  599,308
  Production tax                           186,883       219,182
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            1,002,017     2,071,245
  Impairment provision                         -         170,000
  General and administrative               246,014       238,487
                                        ----------    ----------
                                        $1,931,932    $3,298,222
                                        ----------    ----------

NET INCOME (LOSS)                       $  710,890   ($  580,010)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   74,829    $   60,649
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  636,061   ($  640,659)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.41   ($     2.43)
                                        ==========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                           1996          1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  710,890   ($  580,010)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                          1,002,017     2,071,245
   Impairment provision                        -         170,000
   Loss on sale of oil and gas
     properties                             91,216        29,006
   Increase in accounts receivable -
     General Partner                   (     8,471)          -
   (Increase) decrease in accounts
     receivable                             93,416   (    40,172)
   Increase in deferred charge                 -     (    46,060)
   Increase (decrease) in accounts
     payable                           (    30,983)        8,238
   Increase in accrued liability               -          12,375
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,858,085    $1,624,622

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    5,766)  ($   32,010)
  Proceeds from sale of oil and
   gas properties                          264,666        20,618
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $  258,900   ($   11,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,814,617)  ($1,691,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,814,617)  ($1,691,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  302,368   ($   77,770)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      560,906       715,050
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  863,274    $  637,280
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  433,857   $  311,585
  Accounts receivable:
   General Partner                           23,982          -
   Oil and gas sales, including
     $169,725 due from related
     parties in 1995 (Note 2)               316,902      373,676
                                         ----------   ----------
       Total current assets              $  774,741   $  685,261

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,937,536    3,648,394

DEFERRED CHARGE                             169,089      169,089
                                         ----------   ----------
                                         $3,881,366   $4,502,744
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   32,319   $   49,382
  Gas imbalance payable                       6,202        6,202
                                         ----------   ----------
       Total current liabilities         $   38,521   $   55,584

ACCRUED LIABILITY                        $   47,360   $   47,360

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   98,070) ($   66,996)
  Limited Partners, issued and
   outstanding, 138,336 units             3,893,555    4,466,796
                                         ----------   ----------
       Total Partners' capital           $3,795,485   $4,399,800
                                         ----------   ----------
                                         $3,881,366   $4,502,744
                                         ==========   ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ----------

REVENUES:
  Oil and gas sales, including
   $215,953 of sales to related
   parties in 1995 (Note 2)               $473,499      $550,133
  Interest and other income                  3,035         2,949
  Loss on sale of oil and gas
   properties                            (  53,397)    (     219)
                                          --------      --------
                                          $423,137      $552,863

COSTS AND EXPENSES:
  Lease operating                         $ 92,928      $ 98,986
  Production tax                            30,780        41,411
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              165,720       366,261
  General and administrative                42,685        39,056
                                          --------      --------
                                          $332,113      $545,714
                                          --------      --------

NET INCOME                                $ 91,024      $  7,149
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,028      $ 15,008
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 79,996     ($  7,859)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .58     ($    .06)
                                          ========      ========
UNITS OUTSTANDING                          138,336       138,336
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $604,029 of sales to related
   parties in 1995 (Note 2)             $1,559,625    $1,518,951
  Interest and other income                  8,429         9,448
  Loss on sale of oil and gas
   properties                          (    53,334)  (    12,461)
                                        ----------    ----------
                                        $1,514,720    $1,515,938

COSTS AND EXPENSES:
  Lease operating                       $  265,622    $  309,457
  Production tax                           110,478       121,939
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              558,854       978,515
  General and administrative               129,564       124,760
                                        ----------    ----------
                                        $1,064,518    $1,534,671
                                        ----------    ----------

NET INCOME (LOSS)                       $  450,202   ($   18,733)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   44,443    $   38,204
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  405,759   ($   56,937)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.93   ($      .41)
                                        ==========    ==========
UNITS OUTSTANDING                          138,336       138,336
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                            1996          1995
                                        ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  450,202     ($ 18,733)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            558,854       978,515
   Loss on sale of oil and gas
     properties                             53,334        12,461
   Increase in accounts receivable -
     General Partner                   (    23,982)          -
   (Increase) decrease in accounts
     receivable                             56,774     (  27,025)
   Increase in deferred charge                 -       (  25,040)
   Increase (decrease) in accounts
     payable                           (    17,063)        4,619
   Increase in accrued liability               -           4,855
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,078,119      $929,652

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   22,206)    ($ 38,406)
  Proceeds from sale of oil and
   gas properties                          120,876         8,661
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $   98,670     ($ 29,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,054,517)    ($962,000)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,054,517)    ($962,000)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  122,272     ($ 62,093)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      311,585       404,255
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  433,857      $342,162
                                        ==========      ========


                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents               $  599,115  $  319,730
  Accounts receivable:
   General Partner                             4,958         -
   Oil and gas sales, including
     $232,323 due from related
     parties in 1995 (Note 2)                456,930     461,693
                                          ----------  ----------
       Total current assets               $1,061,003  $  781,423

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            5,787,285   6,723,292

DEFERRED CHARGE                               67,846      67,846
                                          ----------  ----------
                                          $6,916,134  $7,572,561
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   44,570  $   84,760
  Gas imbalance payable                       22,554      22,554
                                          ----------  ----------
       Total current liabilities          $   67,124  $  107,314

ACCRUED LIABILITY                         $  139,809  $  139,809

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  151,863)($  125,913)
  Limited Partners, issued and
   outstanding, 244,536 units              6,861,064   7,451,351
                                          ----------  ----------
       Total Partners' capital            $6,709,201  $7,325,438
                                          ----------  ----------
                                          $6,916,134  $7,572,561
                                          ==========  ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $312,531 of sales to related
   parties in 1995 (Note 2)               $694,017      $529,385
  Interest and other income                  4,680         4,169
  Gain (loss) on sale of oil and
   gas properties                           31,285           187
                                          --------      --------
                                          $729,982      $533,741

COSTS AND EXPENSES:
  Lease operating                         $123,204      $132,100
  Production tax                            50,332        32,341
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              262,973       543,925
  General and administrative                69,817        68,486
                                          --------      --------
                                          $506,326      $776,852
                                          --------      --------

NET INCOME (LOSS)                         $223,656     ($243,111)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 21,468      $  9,601
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $202,188     ($252,712)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .83     ($   1.03)
                                          ========      ========
UNITS OUTSTANDING                          244,536       244,536
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $1,050,045 of sales to related
   parties in 1995 (Note 2)             $2,309,688    $1,936,797
  Interest and other income                 11,181        12,156
  Gain (loss) on sale of oil and
   gas properties                           31,311   (    12,842)
                                        ----------    ----------
                                        $2,352,180    $1,936,111

COSTS AND EXPENSES:
  Lease operating                       $  404,017    $  446,812
  Production tax                           166,832       142,738
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              880,871     1,943,651
  Impairment provision                         -         304,000
  General and administrative               222,156       222,745
                                        ----------    ----------
                                        $1,673,876    $3,059,946
                                        ----------    ----------

NET INCOME (LOSS)                       $  678,304   ($1,123,835)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   68,591    $   33,714
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  609,713   ($1,157,549)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.49   ($     4.73)
                                        ==========    ==========
UNITS OUTSTANDING                          244,536       244,536
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  678,304   ($1,123,835)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            880,871     1,943,651
   Impairment provision                        -         304,000
   (Gain) loss on sale of oil and gas
     properties                        (    31,311)       12,842
   Increase in accounts receivable -
     General Partner                   (     4,958)          -
   Decrease in accounts receivable           4,763       254,245
   Decrease in deferred charge                 -           6,018
   Decrease in accounts payable        (    40,190)  (    22,732)
   Decrease in gas imbalance payable           -     (     7,360)
   Decrease in accrued liability               -     (    15,752)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,487,479    $1,351,077

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   13,053)  ($   53,024)
  Proceeds from sale of oil and
   gas properties                           99,500         5,736
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $   86,447   ($   47,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,294,541)  ($1,156,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,294,541)  ($1,156,000)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  279,385    $  147,789

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,730       216,565
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  599,115    $  364,354
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  360,658  $  169,395
  Accounts receivable:
   General Partner                             3,020         -
   Oil and gas sales, including
     $186,231 due from related
     parties in 1995 (Note 2)                334,581     365,008
                                          ----------  ----------
       Total current assets               $  698,259  $  534,403

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            3,494,305   3,887,916

DEFERRED CHARGE                               41,578      41,578
                                          ----------  ----------
                                          $4,234,142  $4,463,897
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   53,766  $   67,198
  Gas imbalance payable                        9,437       9,437
                                          ----------  ----------
       Total current liabilities          $   63,203  $   76,635

ACCRUED LIABILITY                         $  174,533  $  174,533

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($   48,572)($   36,176)
  Limited Partners, issued and
   outstanding, 131,008 units              4,044,978   4,248,905
                                          ----------  ----------
       Total Partners' capital            $3,996,406  $4,212,729
                                          ----------  ----------
                                          $4,234,142  $4,463,897
                                          ==========  ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $192,355 of sales to related
   parties in 1995 (Note 2)               $567,772      $401,695
  Interest and other income                  2,658         3,222
  Gain on sale of oil and
   gas properties                           36,370            75
                                          --------      --------
                                          $606,800      $404,992

COSTS AND EXPENSES:
  Lease operating                         $166,278      $156,737
  Production tax                            41,391        28,307
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              134,379       328,596
  General and administrative                38,116        37,266
                                          --------      --------
                                          $380,164      $550,906
                                          --------      --------

NET INCOME (LOSS)                         $226,636     ($145,914)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 16,574      $  5,848
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $210,062     ($151,762)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.60     ($   1.16)
                                          ========      ========
UNITS OUTSTANDING                          131,008       131,008
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996           1995
                                        ----------    -----------

REVENUES:
  Oil and gas sales, including
   $611,001 of sales to related
   parties in 1995 (Note 2)             $1,665,188    $1,426,959
  Interest and other income                  6,531         7,324
  Gain on sale of oil and
   gas properties                           36,370            75
                                        ----------    ----------
                                        $1,708,089    $1,434,358

COSTS AND EXPENSES:
  Lease operating                       $  479,936    $  473,183
  Production tax                           118,072       104,187
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              407,855     1,108,886
  General and administrative               120,057       123,193
                                        ----------    ----------
                                        $1,125,920    $1,809,449
                                        ----------    ----------

NET INCOME (LOSS)                       $  582,169   ($  375,091)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   45,096    $   25,601
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  537,073   ($  400,692)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     4.10   ($     3.06)
                                        ==========    ==========
UNITS OUTSTANDING                          131,008       131,008
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $582,169   ($  375,091)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            407,855     1,108,886
   Gain on sale of oil and gas
     properties                          (  36,370)  (        75)
   Increase in accounts receivable -
      General Partner                    (   3,020)          -
   Decrease in accounts receivable          30,427        18,043
   Decrease in deferred charge                 -           2,713
   Decrease in accounts payable          (  13,432)  (    37,675)
   Decrease in accrued liability               -     (    26,778)
                                          --------    ----------
  Net cash provided by operating
   activities                             $967,629    $  690,023

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 15,057)  ($    7,622)
  Proceeds from sale of oil and gas
   properties                               37,183            78
                                          --------    ----------
  Net cash provided (used) by
   investing activities                   $ 22,126   ($    7,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($798,492)  ($  663,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($798,492)  ($  663,000)
                                          --------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $191,263    $   19,479

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      169,395       215,899
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $360,658    $  235,378
                                          ========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents            $ 1,145,272   $   665,050
  Accounts receivable:
   General Partner                          18,745           -
   Oil and gas sales, including
     $574,916 due from related
     parties in 1995 (Note 2)            1,365,550     1,574,465
                                       -----------   -----------
       Total current assets            $ 2,529,567   $ 2,239,515

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         13,016,180    14,521,982

DEFERRED CHARGE                            351,769       351,769
                                       -----------   -----------
                                       $15,897,516   $17,113,266
                                       ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   352,854   $   388,772
  Gas imbalance payable                    120,272       120,272
                                       -----------   -----------
       Total current liabilities       $   473,126   $   509,044

ACCRUED LIABILITY                      $   412,184   $   412,184

PARTNERS' CAPITAL (DEFICIT):
  General Partner                     ($   179,610) ($   127,750)
  Limited Partners, issued and
   outstanding, 418,266 units           15,191,816    16,319,788
                                       -----------   -----------
       Total Partners' capital         $15,012,206   $16,192,038
                                       -----------   -----------
                                       $15,897,516   $17,113,266
                                       ===========   ===========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $440,846 of sales to related
   parties in 1995 (Note 2)             $2,529,876    $1,952,443
  Interest and other income                  9,143         7,050
  Gain on sale of oil and gas
   properties                               23,687         1,701
                                        ----------    ----------
                                        $2,562,706    $1,961,194

COSTS AND EXPENSES:
  Lease operating                       $  936,336    $  967,944
  Production tax                           183,359       139,189
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              564,377       848,214
  General and administrative               119,439       119,363
                                        ----------    ----------
                                        $1,803,511    $2,074,710
                                        ----------    ----------

NET INCOME (LOSS)                       $  759,195   ($  113,516)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   59,269    $   28,253
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  699,926   ($  141,769)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     1.67   ($      .34)
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $1,409,274 of sales to related
   parties in 1995 (Note 2)             $6,685,261    $6,527,606
  Interest and other income                 25,319        17,277
  Gain (loss) on sale of oil and
   gas properties                           23,687   (    11,717)
                                        ----------    ----------
                                        $6,734,267    $6,533,166

COSTS AND EXPENSES:
  Lease operating                       $2,707,858    $3,078,775
  Production tax                           465,768       490,690
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            1,528,296     2,717,500
  General and administrative               379,825       401,244
                                        ----------    ----------
                                        $5,081,747    $6,688,209
                                        ----------    ----------

NET INCOME (LOSS)                       $1,652,520   ($  155,043)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  142,492    $  100,948
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $1,510,028   ($  255,991)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     3.61   ($     0.61)
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $1,652,520   ($  155,043)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                          1,528,296     2,717,500
   (Gain) loss on sale of oil and
     gas properties                    (    23,687)       11,717
   Increase in accounts receivable -
     General Partner                   (    18,745)          -
   Decrease in accounts receivable         208,915        10,048
   Decrease in deferred charge                 -          45,847
   Decrease in accounts payable        (    35,918)  (   482,387)
   Decrease in accrued liability               -     (    60,174)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $3,311,381    $2,087,508

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   26,766)  ($  342,725)
  Proceeds from sale of oil and
   gas properties                           27,959         4,248
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $    1,193   ($  338,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,832,352)  ($2,287,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,832,352)  ($2,287,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  480,222   ($  537,969)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      665,050     1,164,489
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,145,272    $  626,520
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  536,595  $  324,616
  Accounts receivable:
   General Partner                             2,786         -
   Oil and gas sales, including
     $131,943 due from related
     parties in 1995 (Note 2)                494,726     413,249
                                          ----------  ----------
       Total current assets               $1,034,107  $  737,865

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            7,477,563   8,463,035

DEFERRED CHARGE                              237,269     237,269
                                          ----------  ----------
                                          $8,748,939  $9,438,169
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  137,266  $  163,289
  Gas imbalance payable                       97,233      97,233
                                          ----------  ----------
       Total current liabilities          $  234,499  $  260,522

ACCRUED LIABILITY                         $  261,411  $  261,411

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  103,812)($   70,576)
  Limited Partners, issued and
   outstanding, 221,484 units              8,356,841   8,986,812
                                          ----------  ----------
       Total Partners' capital            $8,253,029  $8,916,236
                                          ----------  ----------
                                          $8,748,939  $9,438,169
                                          ==========  ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------    -----------

REVENUES:
  Oil and gas sales, including
   $199,906 of sales to related
   parties in 1995 (Note 2)               $801,543      $651,456
  Interest and other income                  3,735           782
  Gain on sale of oil and gas
   properties                                5,951         1,599
                                          --------      --------
                                          $811,229      $653,837

COSTS AND EXPENSES:
  Lease operating                         $180,805      $328,231
  Production tax                            34,058        35,515
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              307,634       502,929
  General and administrative                63,302        63,044
                                          --------      --------
                                          $585,799      $929,719
                                          --------      --------

NET INCOME (LOSS)                         $225,430     ($275,882)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 23,135      $  6,323
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $202,295     ($282,205)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .91     ($   1.27)
                                          ========      ========
UNITS OUTSTANDING                          221,484       221,484
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $680,953 of sales to related
   parties in 1995 (Note 2)             $2,257,857    $2,128,643
  Interest and other income                  8,839         3,096
  Gain on sale of oil and gas
   properties                                5,951        11,302
                                        ----------    ----------
                                        $2,272,647    $2,143,041

COSTS AND EXPENSES:
  Lease operating                       $  813,473    $1,096,332
  Production tax                           112,583       124,698
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              957,920     1,573,454
  Impairment provision                         -         219,000
  General and administrative               201,404       205,636
                                        ----------    ----------
                                        $2,085,380    $3,219,120
                                        ----------    ----------

NET INCOME (LOSS)                       $  187,267   ($1,076,079)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   47,238    $   17,894
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  140,029   ($1,093,973)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .63   ($     4.94)
                                        ==========    ==========
UNITS OUTSTANDING                          221,484       221,484
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                           1996          1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  187,267   ($1,076,079)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            957,920     1,573,454
   Impairment provision                        -         219,000
   Gain on sale of oil and gas
     properties                        (     5,951)  (    11,302)
   Increase in accounts receivable -
     General Partner                   (     2,786)          -
   Increase in accounts receivable     (    81,477)  (     2,321)
   Increase in deferred charge                 -     (    15,237)
   Decrease in accounts payable        (    26,023)  (   172,154)
   Increase in accrued liability               -          20,385
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,028,950    $  535,746

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    5,535)  ($  323,135)
  Proceeds from sale of oil and
   gas properties                           39,038        26,900
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $   33,503   ($  296,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  850,474)  ($  346,800)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($  850,474)  ($  346,800)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  211,979   ($  107,289)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      324,616       302,171
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  536,595    $  194,882
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  338,773   $  188,474
  Accounts receivable:
   General Partner                            2,101          -
   Oil and gas sales, including
     $69,792 due from related
     parties in 1995 (Note 2)               313,820      258,324
                                         ----------   ----------
       Total current assets              $  654,694   $  446,798

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           4,201,149    4,820,243

DEFERRED CHARGE                             148,234      148,234
                                         ----------   ----------
                                         $5,004,077   $5,415,275
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   83,200   $   99,578
  Gas imbalance payable                      48,600       48,600
                                         ----------   ----------
       Total current liabilities         $  131,800   $  148,178

ACCRUED LIABILITY                        $  157,334   $  157,334

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   62,966) ($   26,964)
  Limited Partners, issued and
   outstanding, 121,925 units             4,777,909    5,136,727
                                         ----------   ----------
       Total Partners' capital           $4,714,943   $5,109,763
                                         ----------   ----------
                                         $5,004,077   $5,415,275
                                         ==========   ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          ---------    ----------

REVENUES:
  Oil and gas sales, including
   $105,353 of sales to related
   parties in 1995 (Note 2)               $506,885      $411,277
  Interest and other income                  2,212           820
  Gain on sale of oil and gas
   properties                                6,500         2,080
                                          --------      --------
                                          $515,597      $414,177

COSTS AND EXPENSES:
  Lease operating                         $123,955      $211,654
  Production tax                            20,931        22,057
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              192,679       290,093
  General and administrative                34,858        34,813
                                          --------      --------
                                          $372,423      $558,617
                                          --------      --------

NET INCOME (LOSS)                         $143,174     ($144,440)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 14,623      $  4,382
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $128,551     ($148,822)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.05     ($   1.22)
                                          ========      ========
UNITS OUTSTANDING                          121,925       121,925
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------   -----------

REVENUES:
  Oil and gas sales, including
   $357,181 of sales to related
   parties in 1995 (Note 2)             $1,430,150    $1,334,086
  Interest and other income                  4,867         2,033
  Gain on sale of oil and gas
   properties                               10,996        10,853
                                        ----------    ----------
                                        $1,446,013    $1,346,972

COSTS AND EXPENSES:
  Lease operating                       $  539,372    $  692,943
  Production tax                            70,037        74,756
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              597,397       896,862
  Impairment provision                         -         150,000
  General and administrative               110,960       114,187
                                        ----------    ----------
                                        $1,317,766    $1,928,748
                                        ----------    ----------

NET INCOME (LOSS)                       $  128,247   ($  581,776)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   30,065    $   12,786
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $   98,182   ($  594,562)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $      .81   ($     4.88)
                                        ==========    ==========
UNITS OUTSTANDING                          121,925       121,925
                                        ==========    ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)
                                            1996          1995
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $128,247     ($581,776)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            597,397       896,862
   Impairment provision                        -         150,000
   Gain on sale of oil and gas
     properties                          (  10,996)    (  10,853)
   Increase in accounts receivable -
     General Partner                     (   2,101)          -
   (Increase) decrease in accounts
     receivable                          (  55,496)        3,024
   Increase in deferred charge                 -       (  13,021)
   Decrease in accounts payable          (  16,378)    (  92,571)
   Increase in accrued liability               -          16,882
                                          --------      --------
  Net cash provided by operating
   activities                             $640,673      $368,547

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 11,628)    ($172,175)
  Proceeds from sale of oil and
   gas properties                           44,321        20,007
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $ 32,693     ($152,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($523,067)    ($210,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($523,067)    ($210,000)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $150,299      $  6,379

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      188,474       157,841
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $338,773      $164,220
                                          ========      ========

                The accompanying notes are an integral
                  part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995 and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     If net oil and gas properties recorded by a Partnership exceed the estimated undiscounted future net revenues of the properties, a provision to reduce the carrying value of oil and gas properties is recorded for the excess amount. The III-A, III-C, III-F and III-G Partnerships recorded such provisions in the amounts of $170,000, $304,000, $219,000 and $150,000, respectively, for the nine months ended September 30, 1995. No other provisions to reduce the carrying value of oil and gas properties were recorded during the three or nine months ended September 30, 1996.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $11,732              $ 69,468
             III-B               6,280                36,405
             III-C               5,464                64,353
             III-D               3,640                34,476
             III-E               9,369               110,070
             III-F               5,018                58,284
             III-G               2,773                32,085

     During the nine months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $37,610              $208,404
             III-B              20,349               109,215
             III-C              29,097               193,059
             III-D              16,629               103,428
             III-E              49,615               330,210
             III-F              26,552               174,852
             III-G              14,705                96,255

     Affiliated companies are the operator of certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and nine months ended September 30, 1995 and the amount of the Partnerships' accrued gas sales due from Premier at December 31, 1995.

               Gas Sales         Gas Sales      Accrued Gas Sales
          ------------------ ------------------ -----------------
            3 Months Ended     9 Months Ended         As of
          September 30, 1995 September 30, 1995 December 31, 1995
          ------------------ ------------------ -----------------

III-A          $446,961         $1,278,131          $349,181
III-B           215,953            604,029           169,725
III-C           312,531          1,050,045           232,323
III-D           192,355            611,001           186,231
III-E           440,846          1,409,274           574,916
III-F           199,906            680,953           131,943
III-G           105,353            357,181            69,792

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

     Net proceeds from the Partnerships' operations less necessary operating capital are distributed to the Partnerships' Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     During the  nine months  ended September  30, 1996  the following
     Partnerships  sold  their  interests   in  several  oil  and  gas
     properties.  Proceeds from such sales were as follows:

                                       Proceeds for
                                    Nine Months Ended
               Partnership          September 30, 1996

                  III-A                 $264,666
                  III-B                  120,876
                  III-C                   99,500
                  III-D                   37,183
                  III-F                   39,038
                  III-G                   44,321

     Such proceeds will be included in the determination of the amount of the cash distributions to be paid to the Limited Partners of such Partnerships during November 1996.

RESULTS OF OPERATIONS
---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the nine months ended September 30, 1996 reflect an increase in total revenues compared to the same periods in 1995. Management believes this increase generally resulted from an increase in oil and gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices.

     PARTNERSHIP III-A

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------       ----------
      Oil and gas sales                 $811,194       $1,007,843
      Oil and gas production expenses   $217,222       $  267,961
      Barrels produced                    10,526           16,715
      Mcf produced                       310,142          517,793
      Average price/Bbl                 $  21.53       $    17.74
      Average price/Mcf                 $   1.88       $     1.37

     As shown in the table above, total oil and gas sales decreased $196,649 (19.5%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $523,633 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $327,424 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 6,189 barrels and 207,651 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the three months ended September 30, 1996 due to a workover performed in order to improve the recovery of reserves, (ii) the normal declines in production due to diminished oil reserves on three wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1995, and (iii) the sale of several natural gas producing wells during 1996. Average oil and natural gas prices increased to $21.53 per barrel and $1.88 per Mcf, respectively, for the three months ended September 30, 1996 from $17.74 per barrel and $1.37 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $50,739 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) the decrease in lease operating expenses due to the sale of several wells during 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 26.8% for the three months ended September 30, 1996 as compared to 26.6% for the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $499,738 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 36.4% for the three months ended September 30, 1996 from 78.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $6,588 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in legal and other professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 10.0% for the three months ended September 30, 1996 from 7.4% for the three months ended September 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,718,110       $2,729,389
      Oil and gas production expenses $  683,901       $  818,490
      Barrels produced                    35,808           44,684
      Mcf produced                     1,050,856        1,341,673
      Average price/Bbl               $    20.22       $    17.66
      Average price/Mcf               $     1.90       $     1.45

     As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. While the average prices of oil and natural gas sold increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, any resulting increase in oil and natural gas sales was offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 8,876 barrels and 290,817 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the nine months ended September 30, 1996 due to a workover performed in order to improve the recovery of reserves, (ii) the normal declines in production due to diminished oil reserves on three wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1995, and (iii) the sale of several wells during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $20.22 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.66 per barrel and $1.45 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $134,589 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 25.2% for the nine months ended September 30, 1996 from 30.0% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,069,228 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 36.9% for the nine months ended September 30, 1996 from 75.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     A provision to reduce the carrying value of the III-A Partnership's oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues at September 30, 1995. No similar provision was necessary for the nine months ended September 30, 1996.

     General and administrative expenses increased $7,527 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase primarily resulted from an increase in legal and other professional fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.1% for the nine months ended September 30, 1996 as compared to 8.7% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $19,815,701 or 75.07% of Limited Partners' capital contributions.

     PARTNERSHIP III-B

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $473,499        $550,133
      Oil and gas production expenses   $123,708        $140,397
      Barrels produced                     8,474          11,762
      Mcf produced                       156,741         249,303
      Average price/Bbl                 $  21.57        $  17.59
      Average price/Mcf                 $   1.85        $   1.38

     As shown in the table above, total oil and gas sales decreased $76,634 (13.9%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $242,162 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $163,985 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 3,288 barrels and 92,562 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the three months ended September 30, 1996 due to a workover performed in order to improve the recovery of reserves, (ii) the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1995, and (iii) the sale of several wells during 1996. Average oil and natural gas prices increased to $21.57 per barrel and $1.85 per Mcf, respectively, for the three months ended September 30, 1996 from $17.59 per barrel and $1.38 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,689 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 26.1% for the three months ended September 30, 1996 as compared to 25.5% for the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $200,541 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 35.0% for the three months ended September 30, 1996 from 66.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $3,629 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in legal and other professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 9.0% for the three months ended September 30, 1996 from 7.1% for the three months ended September 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,559,625       $1,518,951
      Oil and gas production expenses $  376,100       $  431,396
      Barrels produced                    27,882           32,038
      Mcf produced                       532,735          662,367
      Average price/Bbl               $    20.30       $    17.70
      Average price/Mcf               $     1.87       $     1.44

     As shown in the table above, total oil and gas sales increased $40,675 (2.7%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $368,117 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $326,779 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 4,156 barrels and 129,632 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) the sale of several wells during the nine months ended September 30, 1996, and (iii) positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.30 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.70 per barrel and $1.44 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $55,296 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in equipment rental charges on one well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (ii) the decrease in lease operating expenses due to the sale of several wells during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the nine months ended September 30, 1996 from 28.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $419,661 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 35.8% for the nine months ended September 30, 1996 from 64.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses increased by $4,804 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in legal and other professional fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.3% for the nine months ended September 30, 1996 as compared to 8.2% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $11,585,353 or 83.75% of Limited Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $694,017        $529,385
      Oil and gas production expenses   $173,536        $164,441
      Barrels produced                     3,938           6,523
      Mcf produced                       325,447         330,042
      Average price/Bbl                 $  22.23        $  16.12
      Average price/Mcf                 $   1.86        $   1.29

     As shown in the table above, total oil and gas sales increased $164,632 (31.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $227,980 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $57,465 decrease related to the decrease in the volumes of oil sold. Volumes of oil and natural gas sold decreased by 2,585 barrels and 4,595 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $22.23 per barrel and $1.86 per Mcf, respectively, for the three months ended September 30, 1996 from $16.12 per barrel and $1.29 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,095 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from increases in production taxes associated with the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.0% for the three months ended September 30, 1996 from 31.1% for the three months ended
     September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation,  depletion,  and   amortization  of  oil  and   gas
     properties decreased $280,952 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 37.9% for the three months ended September 30, 1996 from 102.7% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the three months ended September 30, 1996 from 12.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,309,688       $1,936,797
      Oil and gas production expenses $  570,849       $  589,550
      Barrels produced                    18,618           20,509
      Mcf produced                     1,057,587        1,196,163
      Average price/Bbl               $    19.97       $    17.28
      Average price/Mcf               $     1.83       $     1.32

     As shown in the table above, total oil and gas sales increased $372,891 (19.3%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $665,212 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $291,357 decrease related to the decrease in the volumes of oil sold. Volumes of oil and natural gas sold decreased by 1,891 barrels and 138,576 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.97 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.28 per barrel and $1.32 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,701 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in equipment rental charges on one well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) prior period adjustments made by the operator during the nine months ended September 30, 1995 for compression expenses on several wells, and (iii) the decrease in lease operating expenses due to the sale of three wells during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the nine months ended September 30, 1996 as compared to 30.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,062,780 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimates of remaining oil and natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 38.1% for the nine months ended September 30, 1996 from 100.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     A provision to reduce the carrying value of the III-C Partnership's oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues at September 30, 1995. No similar provision was necessary for the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the nine months ended September 30, 1996 from 11.5% for the nine months ended September 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $12,353,795 or 50.52% of Limited Partners' capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $567,772        $401,695
      Oil and gas production expenses   $207,669        $185,044
      Barrels produced                    10,991           9,797
      Mcf produced                       186,913         202,006
      Average price/Bbl                 $  20.62        $  15.85
      Average price/Mcf                 $   1.82        $   1.22

     As shown in the table above, total oil and gas sales increased $166,077 (41.3%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $167,936 was related to the increases in the average prices of oil and natural gas sold and $24,620 was related to the increase in the volumes of oil sold, partially offset by a
     $27,469 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 1,194 barrels, while volumes of natural gas sold decreased by 15,093 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.62 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1996 from $15.85 per barrel and $1.22 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,625 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from the increases in production taxes associated with the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 36.6% for the three months ended September 30, 1996 from 46.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $194,217 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of natural gas sold during the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 23.7% for the three months ended September 30, 1996 as compared to 81.8% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses decreased $850 for the three months ended September 30, 1996 as compared to three months ended September 30, 1995. This decrease resulted primarily from a decrease in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended September 30, 1996 from 9.3% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,665,188       $1,426,959
      Oil and gas production expenses $  598,008       $  577,370
      Barrels produced                    33,069           31,639
      Mcf produced                       565,614          690,232
      Average price/Bbl               $    19.47       $    16.62
      Average price/Mcf               $     1.81       $     1.31

     As shown in the table above, total oil and gas sales increased $238,229 (16.7%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $435,287 was related to the increases in the average prices of oil and natural gas sold and $27,842 was related to the increase in the volumes of oil sold, partially offset by a $225,559 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 1,430 barrels, while volumes of natural gas sold decreased by 124,618 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1995, and (ii) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.47 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.62 per barrel and $1.31 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased by $20,638 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from the increases in production taxes associated with the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 35.9% for the nine months ended September 30, 1996 from 40.5% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation,   depletion,  and  amortization   of  oil  and  gas
     properties decreased $701,031 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and
     (iii)  a  decrease  in  capitalized costs  due  to  an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 24.5% for the nine months ended September 30, 1996 as compared to 77.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $3,136 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from decreases in both printing and postage expenses and professional fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the nine months ended September 30, 1996 from 8.6% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $5,793,669 or 44.22% of Limited Partners' capital contributions.

     PARTNERSHIP III-E

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,529,876       $1,952,443
      Oil and gas production expenses $1,119,695       $1,107,133
      Barrels produced                    65,854           62,129
      Mcf produced                       624,833          707,758
      Average price/Bbl               $    20.33       $    15.90
      Average price/Mcf               $     1.91       $     1.36

     As shown in the table above, total oil and gas sales increased $577,433 (29.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $664,498 was related to the increases in the average prices of oil and natural gas sold and $75,729 was related to the increase in the volumes of oil sold, partially offset by a $158,387 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 3,725 barrels, while volumes of natural gas sold decreased by 82,925 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.33 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1996 from $15.90 per barrel and $1.36 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 44.3% for the three months ended September 30, 1996 from 56.7% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $283,837 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) the decrease in the volumes of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 22.3% for the three months ended September 30, 1996 from 43.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 4.7% for the three months ended September 30, 1996 from 6.1% for the three months ended September 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $6,685,261       $6,527,606
      Oil and gas production expenses $3,173,626       $3,569,465
      Barrels produced                   186,855          197,527
      Mcf produced                     1,640,848        2,276,624
      Average price/Bbl               $    19.32       $    16.52
      Average price/Mcf               $     1.87       $     1.43

     As shown in the table above, total oil and gas sales increased $157,655 (2.4%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $1,554,791 was related to the increases in the average prices of oil and natural gas sold, partially offset by a

     $1,395,084 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 10,672 barrels and 635,776 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from significant positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.32 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.52 per barrel and $1.43 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $395,839 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 47.5% for the nine months ended September 30, 1996 from 54.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,189,204 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining natural gas reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 22.9% for the nine months ended September 30, 1996 from 41.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $21,419 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in both printing and postage expenses and professional fees during the nine months ended September 30,

     1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.7% for the nine months ended September 30, 1996 as compared to 6.1% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $21,861,016 or 52.27% of Limited Partners' capital contributions.

     PARTNERSHIP III-F

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $801,543        $651,456
      Oil and gas production expenses   $214,863        $363,746
      Barrels produced                    20,248          20,738
      Mcf produced                       221,599         268,999
      Average price/Bbl                 $  21.40        $  15.13
      Average price/Mcf                 $   1.66        $   1.26

     As shown in the table above, total oil and gas sales increased $150,087 (23.0%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $237,627 related to the increases in the average prices of oil and natural gas sold, partially offset by a $78,684 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 490 barrels and 47,400 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) the shutting-in of one well during the three months ended September 30, 1996 due to mechanical difficulties, and (iii) the sale of three natural gas producing wells during 1996 and the later part of 1995. Average oil and natural gas prices increased to $21.40 per barrel and $1.66 per Mcf, respectively, for the three months ended September 30, 1996 from $15.13 per barrel and $1.26 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $148,883 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from

     (i) a downward ownership adjustment made by the operator on one well during the nine months ended September 30, 1996, (ii) the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties, (iii) workover expenses incurred during the nine months ended September 30, 1995 on three wells in order to improve the recovery of reserves, and (iv) a decrease in lease operating expenses due to the sale of several wells during 1996 and the later part of 1995. As a percentage of oil and gas sales, these expenses decreased to 26.8% for the three months ended September 30, 1996 from 55.8% for the three months ended September 30, 1995. This percentage increase was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $195,295 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining oil reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 38.4% for the three months ended September 30, 1996 from 77.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended September 30, 1996 from 9.7% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $2,257,857       $2,128,643
      Oil and gas production expenses $  926,056       $1,221,030
      Barrels produced                    58,207           60,020
      Mcf produced                       719,068          870,742
      Average price/Bbl               $    19.55       $    16.82
      Average price/Mcf               $     1.56       $     1.28

     As shown in the table above, total oil and gas sales increased $129,214 (6.1%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $407,663 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $272,055 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,813 barrels and 151,674 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1995, (iii) the shutting-in of two wells during the nine months ended September 30, 1996 due to mechanical difficulties, and (iv) the sale of three natural gas producing wells during 1996 and 1995. Average oil and natural gas prices increased to $19.55 per barrel and $1.56 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.82 per barrel and $1.28 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $294,974 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) a decrease in lease operating expenses due to the sale of three wells during the fourth quarter of 1995, (ii) workover expenses incurred during the nine months ended September 30, 1995 on three wells in order to improve the recovery of reserves,
     (iii) a decrease in lease operating expenses due to the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties, and (iv) a downward ownership adjustment made by the operator on one well during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 41.0% for the nine months ended September 30, 1996 from 57.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $615,534 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining oil reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 42.4% for the nine months ended September 30, 1996 from 73.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     A provision to reduce the carrying value of the III-F Partnership's oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues at September 30, 1995. No similar provision was necessary for the nine months ended September 30, 1996.

     General and administrative expenses decreased $4,232 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in both printing and postage expenses and professional fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% for the nine months ended September 30, 1996 as compared to 9.7% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $7,976,904 or 36.02% of Limited Partners' capital contributions.

     PARTNERSHIP III-G

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $506,885        $411,277
      Oil and gas production expenses   $144,886        $233,711
      Barrels produced                    14,165          14,935
      Mcf produced                       121,454         146,240
      Average price/Bbl                 $  21.50        $  15.24
      Average price/Mcf                 $   1.67        $   1.26

     As shown in the table above, total oil and gas sales increased $95,608 (23.3%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $153,451 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $57,948 related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 770 barrels and 24,786 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) the shutting-in of one well during the three months ended September 30 1996 due to mechanical difficulties, and (iii) the sale of four natural gas producing wells during 1996 and the later part of 1995. Average oil and natural gas prices increased to $21.50 per barrel and $1.67 per Mcf, respectively, for the three months ended September 30, 1996 from $15.24 per barrel and $1.26 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $88,825 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) a downward ownership adjustment made by the operator on one well during the nine months ended September 30, 1996, (ii) the shutting-in of one well during the three months ended September 30, 1996 due to mechanical difficulties, (iii) workover expenses incurred on three wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iv) the decrease in lease operating expenses due to the sale of several wells during 1996 and the later part of 1995. As a percentage of oil and gas sales, these expenses decreased to 28.6% for the three months ended September 30, 1996 from 56.8% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $97,414 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining oil reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and
     (iii)  a  decrease in  capitalized  costs  due  to an  impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 38.0% for the three months ended September 30, 1996 from 70.5% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended September 30, 1996 from 8.5% for the three months ended September 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,430,150       $1,334,086
      Oil and gas production expenses $  609,409       $  767,699
      Barrels produced                    41,945           43,318
      Mcf produced                       388,400          469,250
      Average price/Bbl               $    19.58       $    16.83
      Average price/Mcf               $     1.57       $     1.29

     As shown in the table above, total oil and gas sales increased $96,064 (7.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $250,515 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $153,818 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,373 barrels and 80,850 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) a positive prior period adjustment made by the purchaser on one well during the nine months ended September 30, 1995, (iii) the shutting-in of two wells during the nine months ended September 30, 1996 due to mechanical difficulties, and (iv) the sale of three natural gas producing wells during 1996 and the later part of 1995. Average oil and natural gas prices increased to $19.58 per barrel and $1.57 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.83 per barrel and $1.29 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $158,290 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of three wells during the fourth quarter of 1995, (ii) workover expenses incurred on four wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves,
     (iii) the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties, and (iv) a downward ownership adjustment made by the operator on one well during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 42.6% for the nine months ended September 30, 1996 from 57.5% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in oil and gas production expenses discussed above and increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $299,465 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) significant upward revisions in the estimate of remaining oil reserves at December 31, 1995, (ii) decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 41.8% for the nine months ended September 30, 1996 from 67.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the reserve revision and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     A provision to reduce the carrying value of the III-G Partnership's oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the undiscounted value of future net revenues from the oil and gas properties. This provision was due to the declining gas prices used in projecting future net revenues at September 30, 1995. No similar provision was necessary for the nine months ended September 30, 1996.

     General and administrative expenses decreased $3,227 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in both printing and postage fees and filing fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.8% for the nine months ended September 30, 1996 as compared to 8.6% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $3,905,287 or 32.03% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item included:
               Item 5 - Other Events

          Date of event:           July 17, 1996
          Date filed with SEC:     July 31, 1996
          Item included:
               Item 5 - Other Events

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

                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  November 14, 1996      By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  November 14, 1996          By:    /s/Patrick M. Hall
                                 --------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.