Form 10-K405
period 1996-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1997-03-20
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                             FORM 10-K405
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission File Number:
III-A:   0-18302; III-B:  0-18636;  III-C:  0-18634; III-D:   0-18936;
III-E:  0-19010; III-F:  0-19102; III-G:  0-19563

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
            -----------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                           III-A:  73-1352993
                                           III-B:  73-1358666
                                           III-C:  73-1356542
                                           III-D:  73-1357374
                                           III-E:  73-1367188
                                           III-F:  73-1377737
            Oklahoma                       III-G:  73-1377828
---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

          Two West Second Street, Tulsa, Oklahoma      74103
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
  Depositary Units of Limited Partnership interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90
days.  Yes   X      No
           -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405.

           X   Disclosure is not contained herein.
         -----
               Disclosure is contained herein.
         -----

     The   Depository  Units  are   not  publicly  traded,  therefore,
Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE: None

                             FORM 10-K405
                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   21
     ITEM 4.   SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   24

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   24
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   28
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   35
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   68
     ITEM 9.   CHANGES IN  AND DISAGREEMENTS WITH  ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   69

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   69
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   69
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   70
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   79
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   80

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   83
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   83
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   89

                                PART I

ITEM 1.   BUSINESS

     General

     The Geodyne Energy Income Limited Partnership III-A (the "III-A Partnership"), Geodyne Energy Income Limited Partnership III-B (the "III-B Partnership"), Geodyne Energy Income Limited Partnership III-C (the "III-C Partnership"), Geodyne Energy Income Limited Partnership III-D (the "III-D Partnership"), Geodyne Energy Income Limited Partnership III-E (the "III-E Partnership"), Geodyne Energy Income Limited Partnership III-F (the "III-F Partnership"), and Geodyne Energy Income Limited Partnership III-G (the "III-G Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc., a Delaware corporation, as general partner ("Geodyne" or the "General Partner"), Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below:

                                        Date of
                  Partnership         Activation
                  -----------     ------------------

                     III-A        November 21, 1989
                     III-B        January 24, 1990
                     III-C        February 27, 1990
                     III-D        September 5, 1990
                     III-E        December 26, 1990
                     III-F        March 7, 1991
                     III-G        September 20, 1991


     The General Partner currently serves as general partner of 29 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approxi-mately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Agreements of Limited Partnership (the "Partnership Agreements") for each Partnership permit it to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.

     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996.
Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


     Significant Customers

     The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1996:

        Partnership          Purchaser         Percentage
        -----------    --------------------    ----------

           III-A       El Paso Energy Marketing
                         Company ("El Paso")      59.2%
                       Mesa Operating Ltd.
                         Partnership ("Mesa")     19.4%

           III-B       El Paso                    47.9%
                       Mesa                       22.0%
                       Sun Refining & Marketing
                         Company                  10.3%

           III-C       El Paso                    51.2%

           III-D       El Paso                    44.4%
                       Oryx Energy Company
                         ("Oryx")                 19.9%

           III-E       Oryx                       36.5%
                       El Paso                    12.3%
                       Hunt Energy Corp.          10.0%

           III-F       El Paso                    25.9%
                       Amoco Production
                        Company ("Amoco")         10.4%

           III-G       El Paso                    21.6%
                       Amoco                      10.9%

     In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

     The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the
NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Partner-ships. Although virtually all of the Partnerships' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


     Insurance Coverage

     The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the number of productive wells of the Partnerships as of December 31, 1996.

                          Well Statistics(1)
                        As of December 31, 1996

           Number of Gross Wells(2)     Number of Net Wells(3)
          -------------------------  ----------------------------
 P/ship   Total   Oil   Gas  N/A(4)  Total    Oil    Gas   N/A(4)
--------  -----  -----  ---  ------  ------  -----  -----  ------
III-A       314    114  193     7     20.01   4.29  15.08    .64
III-B       262     81  173     8     12.18   3.95   7.75    .48
III-C       292     71  214     7     24.57  12.08  12.23    .26
III-D       277    182   77    18     22.42  12.77   7.54   2.11
III-E       351    162  164    25    102.68  54.45  31.83  16.40
III-F       643    487  145    11     31.43  17.05  13.06   1.32
III-G     2,187  1,726  445    16     21.06  12.76   7.41    .89

----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report on Form 10-K ("Annual Report"), "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one gross well, but 0.15 net well.
(4)  Wells which have not been designated as oil or gas.


     Drilling Activities

     The Partnerships did not participate in any drilling activities during the year ended December 31, 1996.


     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the following tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                          Net Production Data

                           III-A Partnership
                           -----------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     46,923      58,590      70,278
    Gas (Mcf)                   1,268,943   1,798,692   2,208,657

  Oil and gas sales:
    Oil                        $  975,701  $1,026,724  $1,131,965
    Gas                         2,658,303   2,620,883   3,912,771
                                ---------   ---------   ---------
      Total                    $3,634,004  $3,647,607  $5,044,736
                                =========   =========   =========
  Total direct operating
    expenses                   $  899,073  $1,129,096  $1,156,185
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   24.7%       31.0%       22.9%

  Average sales price:
    Per barrel of oil              $20.79      $17.52      $16.11
    Per Mcf of gas                   2.09        1.46        1.77

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 3.48      $ 3.15      $ 2.64

                          Net Production Data

                           III-B Partnership
                           -----------------


                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     37,849      42,818      52,083
    Gas (Mcf)                     642,152     900,882   1,077,009

  Oil and gas sales:
    Oil                        $  794,186  $  752,820  $  838,740
    Gas                         1,319,321   1,310,287   1,878,368
                                ---------   ---------   ---------
      Total                    $2,113,507  $2,063,107  $2,717,108
                                =========   =========   =========
  Total direct operating
    expenses                   $  497,491  $  617,474  $  616,689
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   23.5%       29.9%       22.7%

  Average sales price:
    Per barrel of oil              $20.98      $17.58      $16.10
    Per Mcf of gas                   2.05        1.45        1.74

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 3.43      $ 3.20      $ 2.66

                          Net Production Data

                           III-C Partnership
                           -----------------


                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     27,429      26,926      29,891
    Gas (Mcf)                   1,351,525   1,662,411   1,734,781

  Oil and gas sales:
    Oil                        $  567,261  $  466,779  $  473,009
    Gas                         2,692,354   2,293,709   2,756,512
                                ---------   ---------   ---------
      Total                    $3,259,615  $2,760,488  $3,229,521
                                =========   =========   =========
  Total direct operating
    expenses                   $  781,115  $  819,583  $  968,603
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   24.0%       29.7%       30.0%

  Average sales price:
    Per barrel of oil              $20.68      $17.34      $15.82
    Per Mcf of gas                   1.99        1.38        1.59

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 3.09      $ 2.70      $ 3.04

                          Net Production Data

                           III-D Partnership
                           -----------------


                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     41,351      42,166      46,995
    Gas (Mcf)                     760,593   1,000,561     852,068

  Oil and gas sales:
    Oil                        $  832,109  $  699,885  $  719,362
    Gas                         1,504,599   1,387,597   1,297,999
                                ---------   ---------   ---------
      Total                    $2,336,708  $2,087,482  $2,017,361
                                =========   =========   =========
  Total direct operating
    expenses                   $  928,670  $  743,746  $1,010,710
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   39.7%       35.6%       50.1%

  Average sales price:
    Per barrel of oil              $20.12      $16.60      $15.31
    Per Mcf of gas                   1.98        1.39        1.52

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 5.52      $ 3.56      $ 5.35

                          Net Production Data

                           III-E Partnership
                           -----------------


                                    Year Ended December 31,
                              -----------------------------------
                                 1996        1995        1994
                              ----------  ----------  -----------
  Production:
    Oil (Bbls)                   229,226     256,992     292,902
    Gas (Mcf)                  2,152,599   3,030,077   2,961,361

  Oil and gas sales:
    Oil                       $4,572,097  $4,235,397  $4,470,522
    Gas                        4,458,018   4,440,650   4,995,491
                               ---------   ---------   ---------
      Total                   $9,030,115  $8,676,047  $9,466,013
                               =========   =========   =========
  Total direct operating
    expenses                  $4,418,264  $4,755,568  $5,273,217
                               =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                  48.9%       54.8%       55.7%

  Average sales price:
    Per barrel of oil             $19.95      $16.48      $15.26
    Per Mcf of gas                  2.07        1.47        1.69

  Direct operating expenses
    per equivalent Bbl of
    oil                           $ 7.51      $ 6.24      $ 6.70

                          Net Production Data

                           III-F Partnership
                           -----------------


                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     74,064      78,456      88,759
    Gas (Mcf)                     924,827   1,107,951   1,331,546

  Oil and gas sales:
    Oil                        $1,494,695  $1,291,617  $1,306,354
    Gas                         1,600,043   1,406,199   2,211,523
                                ---------   ---------   ---------
      Total                    $3,094,738  $2,697,816  $3,517,877
                                =========   =========   =========
  Total direct operating
    expenses                   $1,237,607  $1,472,070  $1,814,607
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   40.0%       54.6%       51.6%

  Average sales price:
    Per barrel of oil              $20.18      $16.46      $14.72
    Per Mcf of gas                   1.73        1.27        1.66

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 5.42      $ 5.59      $ 5.84

                          Net Production Data

                           III-G Partnership
                           -----------------


                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
  Production:
    Oil (Bbls)                     54,083      56,567      63,776
    Gas (Mcf)                     499,884     596,184     722,688

  Oil and gas sales:
    Oil                        $1,091,687  $  932,457  $  942,438
    Gas                           870,868     762,390   1,195,405
                                ---------   ---------   ---------
      Total                    $1,962,555  $1,694,847  $2,137,843
                                =========   =========   =========
  Total direct operating
    expenses                   $  804,410  $  937,989  $1,109,250
                                =========   =========   =========
  Direct operating expenses
    as a percentage of oil
    and gas sales                   41.0%       55.3%       51.9%

  Average sales price:
    Per barrel of oil              $20.19      $16.48      $14.78
    Per Mcf of gas                   1.74        1.28        1.65

  Direct operating expenses
    per equivalent Bbl of
    oil                            $ 5.85      $ 6.02      $ 6.02


     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the
"SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Partnerships' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Partnerships in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1996 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                          Proved Reserves and
                           Net Present Values
                         From Proved Reserves

                      As of December 31, 1996(1)


III-A Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 6,182,269
    Oil and liquids (Bbls)                      153,899

  Net present value (discounted at
    10% per annum)                          $14,018,669


III-B Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 2,967,902
    Oil and liquids (Bbls)                      120,963

  Net present value (discounted at
    10% per annum)                          $ 7,431,868


III-C Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 7,719,803
    Oil and liquids (Bbls)                      162,487

  Net present value (discounted at
    10% per annum)                          $15,109,085


III-D Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 3,769,546
    Oil and liquids (Bbls)                      430,630

  Net present value (discounted at
    10% per annum)                          $ 9,680,125

III-E Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 9,775,737
    Oil and liquids (Bbls)                    2,617,639

  Net present value (discounted at
    10% per annum)                          $36,520,619


III-F Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 5,666,732
    Oil and liquids (Bbls)                      491,313

  Net present value (discounted at
    10% per annum)                          $14,187,273


III-G Partnership:
-----------------
  Estimated proved reserves:
    Gas (Mcf)                                 3,037,326
    Oil and liquids (Bbls)                      369,589

  Net present value (discounted at
    10% per annum)                          $ 8,365,081

----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports which were prepared by the General Partner and reviewed by Ryder Scott.


     No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.

     Significant Properties

     The following tables set forth certain well and reserves information for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and
(vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Arkla Basin is located in southern Arkansas and northern Louisiana. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the San Juan Basin is located in northwest New Mexico and southwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and Northwest Colorado and the Paradox Basin is located in southeast Utah and southwest Colorado.

                                          Significant Properties
                                          ----------------------

                                                            Wells
                                                        Operated by
                                                        Affiliates       Oil         Gas
                     Gross     Net    Other    Total    ------------   Reserves    Reserves    Present
     Basin           Wells    Wells   Wells(1) Wells    Number   %      (Bbl)       (Mcf)       Value
------------------   ------  -------  ------   ------   ------  ----  ---------   ----------  ----------
III-A Partnership:
    Anadarko            55     2.49     12        67      10     15%     15,628    1,597,636   3,342,882
    Arkla               40     1.23      -        40       -      -       7,789      538,749   1,544,506
    Gulf Coast          64     5.03     15        79      25     32%    113,259    2,418,029   6,263,430
    San Juan           118     9.64      7       125       -      -       8,009    1,113,282   1,709,132

III-B Partnership:
    Anadarko            40     3.71      5        45       5     11%     37,173      601,085   1,725,490
    Arkla               40      .67      -        40       -      -       4,040      282,945     805,813
    Gulf Coast          59     2.81     15        74      20     27%     72,632    1,269,589   3,458,330
    San Juan           118     4.06      7       125       -      -       3,372      472,946     729,817

III-C Partnership:
    Anadarko            61     7.65    123       184      37     20%     48,947    3,780,949   7,279,630
    Permian             30     6.67     90       120      27     23%     21,885      943,618   1,523,877
    Southern Okla.
     Folded Belt        43     8.05     84       127      23     18%     79,066    2,306,842   4,788,912

III-D Partnership:
    Anadarko            37     3.79    122       159      34     21%      7,430    2,732,765   4,915,867
    Southern Okla.
     Folded Belt        31     2.42     86       117      18     15%     49,943      164,007     820,931
    Jay-LEC Field       85      .56      -        86       -      -     319,395       35,388   2,092,004

-----------------------
(1)  Wells in which a non-working interest is owned.

                                          Significant Properties
                                          ----------------------

                                                          Wells
                                                        Operated by
                                                        Affiliates       Oil         Gas
                     Gross    Net     Other    Total    ------------   Reserves    Reserves    Present
     Basin           Wells   Wells    Wells(1) Wells    Number   %      (Bbl)       (Mcf)       Value
------------------   ------  -------  ------   ------   ------  ----  ---------   ----------  ----------
III-E Partnership:
    Green River         56     4.33      4        60       -      -      30,419    3,997,298   7,430,938
    Gulf Coast         127    77.63      7       134      94     70%     44,995    2,549,430   5,773,909
    Jay-Lec Field       85     3.97      -        85       -      -   2,279,448      219,028  15,513,734

III-F Partnership:
    Anadarko           131     8.06      1       132       30    23%     49,536      992,376   2,145,377
    Green River         67     7.53      4        71       11    15%    155,960    3,371,733   7,103,209
    Paradox             11     3.27      -        11       10    91%     41,932       74,865     514,632

III-G Partnership:
    Anadarko           166     4.87     14       180       52    29%     31,354      597,527   1,279,366
    Green River         67     4.39      4        71       11    15%     98,948    1,678,310   3,700,457
    Paradox             11     2.17      -        11       10    91%     27,729       49,592     341,114
    Permian          1,346     1.60      4     1,350       12     1%     50,326      123,892     574,507

--------------------
(1)  Wells in which only a non-working interest is owned.

     Title to Oil and Gas Properties

     Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

     Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.   LEGAL PROCEEDINGS

     On October 26, 1994 Geodyne and the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of limited partnership interests ("Units") in the Partnerships (Sidney Neidick et al. v. Geodyne Resources, Inc., et al., Case No. 94-052860, District Court of Harris County, Texas). The plaintiffs' petition alleged that the lawsuit was being brought as a class action on behalf of investors who purchased Units in the Partnerships. On June 7, 1995, Geodyne and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class.

     On November 23 and 25, 1994, Geodyne, PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al, Case No. 94-CIV-8558, U. S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne is not a party) under the title In
Re: PaineWebber Limited Partnerships' Litigation and was certified as a class action on May 30, 1995 (the "Federal Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The Federal Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. The amended complaint in the Federal Partnership Class Action no longer asserts any claim directly against Geodyne.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle the pending Federal Partnership Class Action along with the Neidick matter referred to above (collectively, the "PaineWebber Partnership Class Actions"), along with a settlement with the SEC and an agreement to settle with various state securities regulators. On that date, PaineWebber paid $125 million into an interest bearing account as part of a memorandum of understanding in connection with the proposed settlement (the "Settlement Fund"). The Settlement Fund applies to claims related to both the Partnerships and certain other investment programs sold by PaineWebber. In addition, PaineWebber agreed to a SEC administrative order creating a capped $40 million fund (the "SEC Claims Fund"), which is to be distributed to eligible Limited Partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. Such settlement is not an obligation of either the Partnerships or Geodyne and, accordingly, would not affect the financial statements of the Partnerships.

     In connection with the PaineWebber Partnership Class Actions, on July 17, 1996 the federal court entered a preliminary order regarding the settlement proceedings referred to above. Pursuant to that order, plaintiffs' counsel mailed to class members the Class Settlement Notice (the "Notice") and Proof of Claim. Eligible class members are generally those who purchased their Units through PaineWebber on or before December 31, 1992 and who have not (i) previously opted out of the Class, (ii) previously released PaineWebber, or (iii) finally adjudicated their claims against PaineWebber.

     Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1997.

     In addition, eligible Limited Partners in the Partnerships who held their Units on June 3, 1996 may be entitled to certain additional payments from an escrow fund to which PaineWebber will make payments through May 30, 2001 if spot market oil and natural gas prices as reported by the New York Mercantile Exchange fall below certain thresholds set forth in the Notice (the "Pricing Guarantee"). The threshold prices used in the Pricing Guarantee are $18.00 per barrel of oil and $1.80 per Mcf of gas. Under the Notice, PaineWebber payments, if any, made pursuant to the Pricing Guarantee will be paid to Limited Partners of record on June 30, 1996 irrespective of whether they subsequently sell/dispose of their Units to third parties. The Pricing Guarantee does NOT attach to the Units as an attribute of ownership in the Partnerships and is not an obligation of either Geodyne or the Partnerships.

     A look back provision is also included in the settlement which may provide additional funds as of January 1, 2001 for eligible Limited Partners. Class members who sold their Units prior to June 30, 1996 will not be eligible for payments, if any, under the Pricing Guarantee or the look back provision.

     Eligible Limited Partners were required to timely execute and return a proof of claim by January 17, 1997 in order to participate in the settlement.

     In connection with the SEC Claims Fund, on April 17, 1996, PaineWebber mailed a Notice and Claim Form to each Limited Partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited Partners are not eligible to participate in the claims process if they (i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a Limited Partner from pursuing any other remedy against PaineWebber that may be available. Limited Partners had until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a Limited Partner is entitled to a recovery under the SEC Claims Fund will be based on whether or not the Claims Administrator determines that the Limited Partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the Limited Partner has opted out of the PaineWebber Partnership Class Action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     The General Partner has been advised that PaineWebber is awaiting confirmation of the settlement described above by the federal court judge. The deadline for such confirmation is currently scheduled for March 28, 1997, subject to an additional thirty day extension.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1996.


                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 28, 1997, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                         Number of       Number of
          Partnership      Units      Limited Partners
          -----------    ---------    ----------------

             III-A        263,976          1,468
             III-B        138,336            822
             III-C        244,536          1,377
             III-D        131,008            737
             III-E        418,266          2,394
             III-F        221,484          1,231
             III-G        121,925            640

     Units were initially sold for a price of $100. Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. However, the General Partner believes that these transfers have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repur-chase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $100 to a Partnership.

                        Repurchase Offer Prices
                        -----------------------

                  1995                       1996            1997
         ----------------------    ----------------------    ----
         1st   2nd   3rd   4th     1st   2nd   3rd   4th     1st
P/ship   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
------   ----  ----  ----  ----    ----  ----  ----  ----    ----
III-A    $18   $20   $19   $17     $15   $12   $18   $14     $12
III-B     19    21    19    17      15    12    18    15      12
III-C     27    20    19    17      16    14    19    16      14
III-D     23    27    25    23      22    20    28    25      23
III-E     24    37    35    34      32    30    36    34      31
III-F     27    26    25    25      24    23    23    21      20
III-G     29    28    27    26      25    24    25    23      22

     Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1995 and 1996 and for the first quarter of 1997:

                          Cash Distributions
                           -----------------


                              1995
            -------------------------------------
              1st       2nd       3rd       4th
    P/ship    Qtr.      Qtr.      Qtr.      Qtr.
    ------  -------   -------   -------   -------

    III-A    $2.22     $2.37     $1.52     $2.08
    III-B     2.39      2.64      1.59      2.24
    III-C     1.06      1.92      1.51      1.27
    III-D     1.45      1.30      2.06      1.49
    III-E     2.39      1.14      1.67      1.23
    III-F     1.26         -      0.23      0.56
    III-G     1.31         -      0.33      1.03


                              1996                       1997
            ---------------------------------------    ---------
              1st       2nd       3rd        4th          1st
    P/ship    Qtr.      Qtr.      Qtr.       Qtr.         Qtr.
    ------  -------   -------   -------   ---------    ---------

    III-A    $1.97     $2.33     $2.08     $3.09(1)     $2.01
    III-B     2.20      2.65      2.23      3.07(1)      2.49(1)
    III-C     1.25      1.73      1.93      2.35(1)      2.05(1)
    III-D     1.45      2.07      2.14      2.67(1)      2.31(1)
    III-E     1.56      2.48      2.27      2.36(1)      2.55(1)
    III-F     1.13      1.13      1.21      1.76(1)      1.55(1)
    III-G     1.23      1.23      1.29      2.17(1)      1.55(1)


-------------------
(1)  Includes proceeds from the sale of oil and gas properties.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the  Partnerships and  the respective  notes thereto, included elsewhere
in this Annual Report.   See "Item 8.  Financial Statements and Supplementary
Data."

                                    Selected Financial Data

                                       III-A Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $3,634,004     $3,647,607     $ 5,044,736    $ 5,158,061    $ 5,291,745
Net Income (Loss):
  Limited Partners      1,109,284    ( 1,243,800)   (     86,676)       699,978        782,404
  General Partner         104,949         76,804         145,059        160,370        150,141
  Total                 1,214,233    ( 1,166,996)         58,383        860,348        932,545
Limited Partners' Net
  Income (Loss) per
  Unit                       4.20    (      4.71)   (        .33)          2.65           2.96
Limited Partners' Cash
  Distributions per
  Unit                       9.47           8.19           15.01          11.75          11.00
Total Assets            6,895,159      8,353,918      11,769,144     16,199,765     18,427,171
Partners' Capital
  (Deficit):
  Limited Partners      6,886,151      8,275,867      11,679,667     15,726,343     18,128,884
  General Partner     (   198,911)   (   143,923)   (    111,727)  (     38,786)  (     25,541)
Number of Units
  Outstanding             263,976        263,976         263,976        263,976        263,976

                                    Selected Financial Data

                                       III-B Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $2,113,507     $2,063,107     $2,717,108     $3,211,371     $3,256,634
Net Income (Loss):
  Limited Partners        712,800    (   296,132)   (    47,216)       868,230        811,508
  General Partner          63,531         48,956         78,538        104,801        102,042
  Total                   776,331    (   247,176)        31,322        973,031        913,550
Limited Partners' Net
  Income (Loss) per
  Unit                       5.15    (      2.14)   (       .34)          6.28           5.87
Limited Partners' Cash
  Distributions per
  Unit                      10.15           8.86          15.72          15.84          13.00
Total Assets            3,772,912      4,502,744      6,023,688      8,489,410      9,724,468
Partners' Capital
  (Deficit):
  Limited Partners      3,776,596      4,466,796      5,987,928      8,210,144      9,533,594
  General Partner     (    97,092)   (    66,996)   (    52,952)   (    16,490)   (     8,331)
Number of Units
  Outstanding             138,336        138,336        138,336        138,336        138,336

                                    Selected Financial Data

                                       III-C Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $3,259,615     $2,760,488     $ 3,229,521    $ 4,116,983    $ 3,857,492
Net Income (Loss):
  Limited Partners      1,247,672    ( 1,322,234)   (  2,120,737)  (    205,422)  (    484,963)
  General Partner         103,933         53,608          59,036        115,681         79,009
  Total                 1,351,605    ( 1,268,626)   (  2,061,701)  (     89,741)  (    405,954)
Limited Partners' Net
  Income (Loss) per
  Unit                       5.10    (      5.41)   (       8.67)  (        .84)  (       1.98)
Limited Partners' Cash
  Distributions per
  Unit                       7.26           5.76            9.50           8.84           7.00
Total Assets            7,009,782      7,572,561      10,499,912     15,043,115     17,126,962
Partners' Capital
  (Deficit):
  Limited Partners      6,924,023      7,451,351      10,183,585     14,629,322     16,996,000
  General Partner     (   143,741)   (   125,913)   (    107,521)  (     41,557)  (     49,738)
Number of Units
  Outstanding             244,536        244,536         244,536        244,536        244,536

                                    Selected Financial Data

                                       III-D Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $2,336,708     $2,087,482     $2,017,361     $2,356,267     $ 2,608,285
Net Income (Loss):
  Limited Partners        795,298    (   234,478)   ( 2,563,317)   (   236,144)         40,130
  General Partner          59,929         45,966          8,876         54,117          50,618
  Total                   855,227    (   188,512)   ( 2,554,441)   (   182,027)         90,748
Limited Partners' Net
  Income (Loss) per
  Unit                       6.07    (      1.79)   (     19.57)   (      1.80)            .31
Limited Partners' Cash
  Distributions per
  Unit                       8.33           6.30           8.21           8.14            7.50
Total Assets            4,241,190      4,463,897      5,787,787      9,439,368      10,430,281
Partners' Capital
  (Deficit):
  Limited Partners      3,953,203      4,248,905      5,308,383      8,946,700      10,249,861
  General Partner     (    50,214)   (    36,176)   (    39,142)        10,982          12,229
Number of Units
  Outstanding             131,008        131,008        131,008        131,008         131,008

                                    Selected Financial Data

                                       III-E Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $ 9,030,115    $ 8,676,047    $ 9,466,013    $10,531,047    $12,336,137
Net Income (Loss):
  Limited Partners       2,275,698   (    338,913)  (  1,853,838)  (    540,695)       278,800
  General Partner          191,012        136,202        124,584        221,441        288,702
  Total                  2,466,710   (    202,711)  (  1,729,254)  (    319,254)       567,502
Limited Partners' Net
  Income (Loss) per
  Unit                        5.44   (        .81)  (       4.43)  (       1.29)           .67
Limited Partners' Cash
  Distributions per
  Unit                        8.67           6.43          10.00          13.27           9.25
Total Assets            15,918,358     17,113,266     20,666,337     26,359,002     32,106,682
Partners' Capital
  (Deficit):
  Limited Partners      14,971,486     16,319,788     19,348,701     25,387,539     31,479,563
  General Partner     (    187,947)  (    127,750)  (    124,952)  (     37,536)        19,028
Number of Units
  Outstanding              418,266        418,266        418,266        418,266        418,266

                                    Selected Financial Data

                                       III-F Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $3,094,738     $2,697,816     $ 3,517,877    $ 4,434,480    $ 4,649,622
Net Income (Loss):
  Limited Partners        483,478    ( 1,521,469)   (  1,120,925)  (    208,690)  (    505,868)
  General Partner          72,299         25,536          41,351        104,438        103,153
  Total                   555,777    ( 1,495,933)   (  1,079,574)  (    104,252)  (    402,715)
Limited Partners' Net
  Income (Loss)
  per Unit                   2.18    (      6.87)   (       5.06)  (        .94)  (       2.28)
Limited Partners' Cash
  Distributions per
  Unit                       5.23           2.05            8.58           9.41           8.25
Total Assets            8,632,813      9,438,169      11,599,217     14,357,712     16,421,327
Partners' Capital
  (Deficit):
  Limited Partners      8,310,290      8,986,812      10,963,281     13,984,206     16,276,239
  General Partner     (    97,523)   (    70,576)   (     72,812)  (     20,163)  (     18,306)
Number of Units
  Outstanding             221,484        221,484         221,484        221,484        221,484

                                    Selected Financial Data

                                       III-G Partnership
                                       -----------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $1,962,555     $1,694,847     $2,137,843     $2,696,304     $3,225,911
Net Income (Loss):
  Limited Partners        380,060    ( 1,024,258)   (   572,690)   (   121,349)   (   404,951)
  General Partner          47,089         15,638         27,083         60,916         57,154
  Total                   427,149    ( 1,008,620)   (   545,607)   (    60,433)   (   347,797)
Limited Partners' Net
  Income (Loss)
  per Unit                   3.12    (      8.40)   (      4.70)   (      1.00)   (      3.32)
Limited Partners' Cash
  Distributions per
  Unit                       5.92           2.67           8.37          10.00           7.25
Total Assets            4,977,730      5,415,275      6,857,551      8,305,963      9,525,911
Partners' Capital
  (Deficit):
  Limited Partners      4,795,787      5,136,727      6,485,985      8,078,675      9,419,355
  General Partner     (    58,669)   (    26,964)   (    26,102)   (     5,685)         3,929
Number of Units
  Outstanding             121,925        121,925        121,925        121,925        121,925


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs."

     Effective October 1, 1995 the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties for each field, rather than for the Partnerships' properties as a whole as previously allowed by the SEC. See Note 1 to the Partnerships' financial statements, included in Item 8 of this Annual Report for a further description of this impairment policy. The Partnerships recorded non-cash charges against earnings (impairment provisions) during the fourth quarter of 1995 pursuant to SFAS No. 121 and during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy as follows:

          Partnership      1995           1994
          -----------    ----------     ----------

            III-A        $1,267,185     $     -
            III-B           480,618           -
            III-C         1,338,693      1,232,000
            III-D           495,810      1,986,000
            III-E           210,152      1,573,000
            III-F           998,811           -
            III-G           677,010           -

No such charge was recorded for any Partnership during the year ended December 31, 1996.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. This drop is a function of the cyclical nature of oil and gas prices as discussed under the heading "Competition and Marketing" in Item 1 of this Annual Report. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, as contained in Note 4 to the Partnerships' financial statements included in Item 8 of this Annual Report, the value assigned to the Partnerships' oil and gas reserves would have been significantly lower. In addition, using the Filing Date Prices to determine the recoverability of the of oil and gas reserves would have required impairment provisions of the following approximate amounts at December 31, 1996:

               Partnership           Amount
               -----------         ----------
                 III-A             $  185,000
                 III-B                 78,000
                 III-C                235,000
                 III-D                486,000
                 III-E              2,043,000
                 III-F              2,079,000
                 III-G              1,011,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the III-A Partnership has three fields, the III-B Partnership has two fields, the III-C and III-F Partnerships have six fields, the III-D Partnership has four fields, the III-E Partnership has five fields, and the III-G Partnership has eight fields in which it is reasonably possible that impairment provisions will be recorded in the near term if gas prices decrease below the Filing Date Prices.

                           III-A Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Any decrease related to the decreases in volumes of oil and gas sold were offset by increases related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 11,667 barrels and 529,749 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of one well during the year ended December 31, 1996 in order to perform a workover to improve the recovery of reserves and
(ii) normal declines in production due to diminished oil reserves on several wells. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995, (ii) a positive prior period volume adjustment made by the purchaser on one well during the year ended December 31, 1995, and (iii) the sale of several gas producing wells during the year ended December 31, 1996. Average oil and gas prices increased to $20.79 per barrel and $2.09 per Mcf, respectively, for the year ended December 31, 1996 from $17.52 per barrel and $1.46 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $230,023 (20.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the year ended December 31, 1996 from 31.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $975,909 (46.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 31.3% for the year ended December 31, 1996 from 57.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-A Partnership recognized a non-cash charge against earnings of $1,267,185 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-A Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses increased $15,705 (5.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to an increase in professional fees and printing and postage expenses during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% for the year ended December 31, 1996 as compared to 8.5% for the year ended December 31, 1995.

     The Limited Partners in the III-A Partnership have received cash distributions through December 31, 1996 of $20,630,701 or 78.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $1,397,129 (27.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $188,000 and $726,000, respectively, were related to decreases in volumes of oil and gas sold and a decrease of approximately $558,000 was related to a decrease in the average price of gas sold. Volumes of oil sold decreased 11,688 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to (i) normal declines in production on certain properties, (ii) adjustments made by a purchaser in 1994 on certain significant properties relating to gas sold in prior periods, and (iii) decreased production during the year ended December 31, 1995 on certain properties due to mechanical difficul-ties. Volumes of gas sold decreased 409,965 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to normal declines in production on several existing properties coupled with positive prior period volume adjustments made by a purchaser during the year ended December 31, 1994 on certain significant properties. Oil prices increased to an average of $17.52 per barrel for the year ended December 31, 1995 from an average of $16.11 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.46 per Mcf for the year ended December 31, 1995 from an average of $1.77 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,784 (2.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the decrease in volumes of oil and gas sold for the year ended December 31, 1995, partially offset by an adjustment to lease operating expenses recognized during 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells. As a percentage of oil and gas sales, these expenses increased to 31.0% for the year ended December 31, 1995 from 22.9% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,441,837 (49.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to (i) significant upward revisions in the estimate of remaining oil and gas reserves at December 31, 1995 and (ii) the decrease in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 57.9% for the year ended December 31, 1995 from 70.4% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions discussed above, partially offset by the decrease in the average price of gas sold.

     As set forth under "Results of Operations" above, the III-A Partnership recognized a non-cash charge against earnings of $1,267,185 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-A Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the III-A Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 8.5% for the year ended December 31, 1995 from 6.2% for the year ended December 31, 1994 primarily due to the decrease in oil and gas sales discussed above.


                           III-B Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $50,400 (2.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $129,000 and $385,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $87,000 and $375,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,969 barrels and 258,730 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) the sale of a significant gas producing unitized property during the year ended December 31, 1996. Average oil and gas prices increased to $20.98 per barrel and $2.05 per Mcf, respectively, for the year ended December 31, 1996 from $17.58 per barrel and $1.45 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $119,983 (19.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the year ended December 31, 1996 from 29.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $418,614 (39.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 30.0% for the year ended December 31, 1996 from 51.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-B Partnership recognized a non-cash charge against earnings of $480,618 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-B Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses increased $10,035 (6.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was primarily due to an increase in professional fees and printing and postage expenses during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.1% for the year ended December 31, 1996 as compared to 7.8% for the year ended December 31, 1995.

     The Limited Partners in the III-B Partnership have received cash distributions through December 31, 1996 of $12,009,353 or 86.8% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $654,001 (24.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $149,000 and $306,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $261,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $63,000 related to an increase in the average price of oil sold.
Volumes of oil sold decreased 9,265 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to (i) normal declines in production on certain properties and (ii) decreased production on certain properties due to mechanical difficulties during the year ended December 31, 1995. Volumes of gas sold decreased 176,127 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to normal declines in production on several properties coupled with positive prior period volume adjustments made by a purchaser during the year ended December 31, 1994 on certain significant wells. Oil prices increased to an average of $17.58 per barrel for the year ended December 31, 1995 from an average of $16.10 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.45 per Mcf for the year ended December 31, 1995 from an average of $1.74 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in operating expenses which normally would have resulted from the decrease in volumes of oil and gas sold was offset by an adjustment to lease operating expenses recognized during 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells. As a percentage of oil and gas sales, these expenses increased to 29.9% for the year ended
December 31, 1995 from 22.7% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $872,045 (62.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to
(i) significant upward revisions in the estimates of remaining oil and gas reserves at December 31, 1995 and (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 51.0% for the year ended December 31, 1995 from 70.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions discussed above.

     As set forth under "Results of Operations" above, the III-B Partnership recognized a non-cash charge against earnings of $480,618 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-B Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the III-B Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 7.8% for the year ended December 31, 1995 from 6.0% for the year ended December 31, 1994 primarily due to the decrease in oil and gas sales discussed above.

                           III-C Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $499,127 (18.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $92,000 and $824,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $429,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 503 barrels, while volumes of gas sold decreased 310,886 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) positive prior period volume adjustments made by the purchaser on two wells during the year ended December 31, 1995. Average oil and gas prices increased to $20.68 per barrel and $1.99 per Mcf, respectively, for the year ended December 31, 1996 from $17.34 per barrel and $1.38 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,468 (4.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 24.0% for the year ended December 31, 1996 from 29.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $657,266 (41.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decrease in volumes of gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 28.5% for the year ended December 31, 1996 from 57.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-C Partnership recognized a non-cash charge against earnings of $1,338,693 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-C Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the year ended December 31, 1996 from 10.4% for the year ended December 31, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales discussed above.

     The Limited Partners in the III-C Partnership have received cash distributions through December 31, 1996 of $12,928,795 or 52.9% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $469,033 (14.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $47,000 and $115,000, respectively, were related to decreases in volumes of oil and gas sold and a decrease of approximately $349,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 2,965 barrels and 72,370 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to normal declines in production on certain properties and adjustments made by a purchaser in 1994 on a property relating to gas sold in prior periods, partially offset by a gas balancing adjustment made by a purchaser on another property during 1994. Oil prices increased to an average of $17.34 per barrel for the year ended December 31, 1995 from an average of $15.82 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.38 per Mcf for the year ended December 31, 1995 from an average of $1.59 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $149,020 (15.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in volumes of oil and gas sold coupled with workover expenses and repair costs during the year ended December 31, 1994 with no similar expenses in the 1995 period. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.7% for the year ended December 31, 1995 as compared to 30.0% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,233,747 (43.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to (i) a significant decrease in capitalized costs due to an impairment provision recognized during 1994, (ii) a significant upward revision in the estimate of remaining oil and gas reserves at December 31, 1995, (iii) extensions and discoveries of reserves found in 1995 from developmental drilling, and (iv) the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 57.5% for the year ended December 31, 1995 from 87.4% for the year ended December 31, 1994 due to the decrease in capitalized costs and the upward reserve revisions discussed above, partially offset by the decrease in the average price of gas sold.

     As set forth under "Results of Operations" above, the III-C Partnership recognized a non-cash charge against earnings of $1,338,693 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-C Partnership's adoption of SFAS No. 121 on October 1, 1995. A similar charge of $1,232,000 was necessary during the year ended December 31, 1994 under the III-C Partnership's prior impairment policy due to a decline in gas prices during 1994.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 10.4% for the year ended December 31, 1995 from 9.0% for the year ended December 31, 1994 primarily due to the decrease in oil and gas sales discussed above.


                           III-D Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $249,226 (11.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $146,000 and $449,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $334,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 815 barrels and 239,968 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) positive prior period volume adjustments made by the purchaser on four wells during the year ended December 31, 1995. Average oil and gas prices increased to $20.12 per barrel and $1.98 per Mcf, respectively, for the year ended December 31, 1996 from $16.60 per barrel and $1.39 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $184,924 (24.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from (i) lease operating expense adjustments during the year ended December 31, 1996 associated with changes in estimates by the third party operator of gas balancing positions on certain wells being greater than similar adjustments during the year ended December 31, 1995, (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above, and (iii) an increase in general repair and maintenance expenses incurred on several wells during the year ended December 31, 1996 as compared to the year ended December 31, 1995. These increases were partially offset by the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses increased to 39.7% for the year ended December 31, 1996 from 35.6% for the year ended December 31, 1995. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $447,461 (50.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.9% for the year ended December 31, 1996 from 42.6% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-D Partnership recognized a non-cash charge against earnings of $495,810 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the year ended December 31, 1996 from 7.6% for the year ended December 31, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales discussed above.

     The Limited Partners in the III-D Partnership have received cash distributions through December 31, 1996 of $6,143,669 or 46.9% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales increased $70,121 (3.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this increase, approximately $54,000 was related to an increase in the average price of oil sold and approximately $226,000 was related to an increase in volumes of gas sold, partially offset by decreases of approximately $74,000 and $130,000, respectively, related to decreases in volumes of oil sold and the average price of gas sold. Volumes of oil sold decreased 4,829 barrels and volumes of gas sold increased 148,493 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Oil prices increased to an average of $16.60 per barrel for the year ended December 31, 1995 from an average of $15.31 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.39 per Mcf for the year ended December 31, 1995 from an average of $1.52 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $266,964 (26.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to (i) an adjustment to lease operating expenses recognized during 1995 associated with changes in estimates by the third party operator of gas balancing positions on certain wells and (ii) workover expenses and repair costs during the year ended December 31, 1994 with no similar expenses during the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 35.6% for the year ended December 31, 1995 from 50.1% for the year ended December 31, 1994. This percentage decrease was primarily due to the decrease in operating expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $539,980 (37.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to
(i) a significant decrease in capitalized costs due to an impairment provision recognized during 1994 and (ii) upward revisions in the estimate of remaining gas reserves at December 31, 1995, partially offset by the increase in volumes of gas sold for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 42.6% for the year ended December 31, 1995 as compared to 70.8% for the year ended December 31, 1994 primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     As set forth under "Results of Operations" above, the III-D Partnership recognized a non-cash charge against earnings of $495,810 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-D Partnership's adoption of SFAS No. 121 on October 1, 1995. A similar charge of $1,986,000 was necessary during the year ended December 31, 1994 under the III-D Partnership's prior impairment policy due to a decline in gas prices.

     General and administrative expenses expressed in dollars and as a percentage of oil and gas sales remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

                           III-E Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $354,068 (4.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $795,000 and $1,292,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $458,000 and $1,290,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 27,766 barrels and 877,478 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) positive prior period volume adjustments made by the purchaser on three wells during the year ended December 31, 1995, and (iii) the curtailment of gas sales from one well during the year ended December 31, 1996 due to the III-E Partnership's overproduced position in the well. Average oil and gas prices increased to $19.95 per barrel and $2.07 per Mcf, respectively, for the year ended December 31, 1996 from $16.48 per barrel and $1.47 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $337,304 (7.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production facility and zone treatment expenses related to one well during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 48.9% for the year ended December 31, 1996 from 54.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by the increase in production facility and zone treatment expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,710,452 (49.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately half of this decrease was related to four significant wells which were fully depleted in 1995 due to a lack of remaining reserves and the other half of this decrease resulted from upward revisions in the estimates of remaining oil reserves at December 31, 1996 and the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 19.2% for the year ended December 31, 1996 from 39.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-E Partnership recognized a non-cash charge against earnings of $210,152 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-E Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.6% for the year ended December 31, 1996 and 5.9% for the year ended December 31, 1995.

     The Limited Partners in the III-E Partnership have received cash distributions through December 31, 1996 of $22,847,016 or 54.6% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $789,966 (8.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $548,000 was related to a decrease in volumes of oil sold and approximately $667,000 was related to a decrease in the average price of gas sold, partially offset by increases of approximately $116,000 and $314,000, respectively, related to increases in volumes of gas sold and the average price of oil sold. Volumes of oil sold decreased 35,910 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994 while volumes of gas sold increased 68,716 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Oil prices increased to an average of $16.48 per barrel for the year ended December 31, 1995 from an average of $15.26 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.47 per Mcf for the year ended December 31, 1995 from an average of $1.69 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $517,649 (9.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the decrease in volumes of oil sold and a decrease in workover expenses and repair costs during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 54.8% for the year ended December 31, 1995 and 55.7% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $254,874 (6.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to a significant decrease in capitalized costs due to an impairment provision recognized during 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 39.7% for the year ended December 31, 1995 and 39.1% for the year ended December 31, 1994 due to the offsetting effects of the decrease in the average price of gas sold and the decrease in capitalized costs discussed above.

     As set forth under "Results of Operations" above, the III-E Partnership recognized a non-cash charge against earnings of $210,152 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-E Partnership's adoption of SFAS No. 121 on October 1, 1995. A similar charge of $1,573,000 was necessary during the year ended December 31, 1994 under the III-E Partnership's prior impairment policy due to a decline in gas prices.

     General and administrative expenses decreased $44,156 (7.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to a decrease in professional fees. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.9% for the years ended December 31, 1995 and 1994.


                           III-F Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $396,922 (14.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $276,000 and $425,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $72,000 and $233,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,392 barrels and 183,124 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the shutting-in of one well during the year ended December 31, 1996 due to mechanical difficulties, and (iii) the curtailment of gas sales from one well during the year ended December 31, 1996 due to the III-F Partnership's overproduced position in the well. Average oil and gas prices increased to $20.18 per barrel and $1.73 per Mcf, respectively, for the year ended December 31, 1996 from $16.46 per barrel and $1.27 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $234,463 (15.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 40.0% for the year ended December 31, 1996 from 54.6% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $379,063 (25.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 36.5% for the year ended December 31, 1996 from 56.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-F Partnership recognized a non-cash charge against earnings of $998,811 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-F Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the year ended December 31, 1996 from 9.8% for the year ended December 31, 1995. This decrease resulted primarily from the increase in oil and gas sales discussed above.

     The Limited Partners in the III-F Partnership have received cash distributions through December 31, 1996 of $8,366,904 or 37.8% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $820,061 (23.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $152,000 and $371,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $432,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $137,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 10,303 barrels and 223,595 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of gas sold was primarily due to (i) positive adjustments made by purchasers on several wells during 1994, (ii) normal declines in production on certain properties, and (iii) a positive gas balancing adjustment by a purchaser on one well during 1994. Oil prices increased to an average of $16.46 per barrel for the year ended December 31, 1995 from an average of $14.72 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.27 per Mcf for the year ended December 31, 1995 from an average of $1.66 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $342,537 (18.9%) for the year ended December 31, 1995 as compared to the year ended December 31,
1994 primarily due to the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was partially offset by increases in workover expenses and repair costs, increased salt water disposal costs, and adjustments made by an operator in 1995 for ad valorem taxes incurred in prior periods. As a percentage of oil and gas sales, these expenses increased to 54.6% for the year ended December 31, 1995 from 51.6% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $873,719 (36.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 coupled with upward revisions of reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 56.0% for the year ended December 31, 1995 from 67.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions discussed above and the increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the III-F Partnership recognized a non-cash charge against earnings of $998,811 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-F Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the III-F Partnership's prior impairment policy.

     General and administrative expenses decreased $40,949 (13.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to a decrease in professional fees. As a percentage of oil and gas sales, these expenses increased slightly to 9.8% for the year ended December 31, 1995 from 8.7% for the year ended December 31, 1994 primarily due to the decrease in oil and gas sales discussed above.

                           III-G Partnership
                           -----------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $267,708 (15.8%) for the year ended December 31, 1996 as compared to the year ended December 31,
1995. Of this increase, approximately $201,000 and $230,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $41,000 and $123,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,484 barrels and 96,300 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the shutting-in of one well during the year ended December 31, 1996 due to mechanical difficulties, and (iii) the curtailment of gas sales from one well during the year ended December 31, 1996 due to the III-G Partnership's overproduced position in the well. Average oil and gas prices increased to $20.19 per barrel and $1.74 per Mcf, respectively, for the year ended December 31, 1996 from $16.48 per barrel and $1.28 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $133,579 (14.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 41.0% for the year ended December 31, 1996 from 55.3% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $321,266 (33.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, partially offset by a downward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 33.3% for the year ended December 31, 1996 from 57.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the III-G Partnership recognized a non-cash charge against earnings of $677,010 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-G Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.5% for the year ended December 31, 1996 from 8.6% for the year ended December 31, 1995. This decrease resulted primarily from the increase in oil and gas sales discussed above.

     The Limited Partners in the III-G Partnership have received cash distributions through December 31, 1996 of $4,169,287 or 34.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $442,996 (20.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $107,000 and $209,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $221,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $96,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 7,209 barrels and 126,504 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of gas sold was primarily due to a normal decline in production on certain properties coupled with positive volume adjustments made by a purchaser during the year ended December 31, 1994. Oil prices increased to an average of $16.48 per barrel for the year ended December 31, 1995 from an average of $14.78 per barrel for the year ended December 31, 1994. Gas prices decreased to an average of $1.28 per Mcf for the year ended December 31, 1995 from an average of $1.65 per Mcf for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $171,261 (15.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the decreases in volumes of oil and gas sold, partially offset by increases in workover expenses and repair costs, increased salt water disposal costs, and adjustments made by an operator in 1995 for ad valorem taxes incurred in prior periods. As a percentage of oil and gas sales, these expenses increased to 55.3% for the year ended December 31, 1995 from 51.9% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $384,363 (28.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the decrease in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and an upward revision in the estimate of remaining oil reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 57.5% for the year ended December 31, 1995 from 63.6% for the year ended December 31, 1994 primarily due to the upward revision in the estimate of remaining oil reserves and the increase in the average price of oil sold during the year ended December 31, 1995, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 and a decrease in the estimate of remaining gas reserves at December 31, 1995.

     As set forth under "Results of Operations" above, the III-G Partnership recognized a non-cash charge against earnings of $677,010 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-G Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the III-G Partnership's prior impairment policy.

     General and administrative expenses decreased $21,487 (12.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to a decrease in professional fees. As a percentage of oil and gas sales, these expenses increased slightly to 8.6% for the year ended December 31, 1995 from 7.9% for the year ended December 31, 1994 due to the decline in oil and gas sales discussed above.

                         1996 Compared to 1995
                         ---------------------

                         Average Sales Prices
----------------------------------------------------------------
P/ship              1996               1995           % Change
------        ----------------   ----------------   ------------
                Oil      Gas       Oil      Gas
              ($/Bbl)  ($/Mcf)   ($/Bbl)  ($/Mcf)    Oil    Gas
              -------  -------   -------  -------   -----  -----
III-A         $20.79    $2.09    $17.52   $1.46      19%    43%
III-B          20.98     2.05     17.58    1.45      19%    41%
III-C          20.68     1.99     17.34    1.38      19%    44%
III-D          20.12     1.98     16.60    1.39      21%    42%
III-E          19.95     2.07     16.48    1.47      21%    41%
III-F          20.18     1.73     16.46    1.27      23%    36%
III-G          20.19     1.74     16.48    1.28      23%    36%


                          Production Volumes
---------------------------------------------------------------

P/ship           1996               1995             % Change
------    ------------------  ------------------   -------------
            Oil       Gas      Oil        Gas       Oil     Gas
          (Bbls)     (Mcf)    (Bbls)     (Mcf)     (Bbls)  (Mcf)
          -------  ---------  -------  ---------   ------  -----
III-A      46,923  1,268,943   58,590  1,798,692    (20%)  (29%)
III-B      37,849    642,152   42,818    900,882    (12%)  (29%)
III-C      27,429  1,351,525   26,926  1,662,411      2%   (19%)
III-D      41,351    760,593   42,166  1,000,561    ( 2%)  (24%)
III-E     229,226  2,152,599  256,992  3,030,077    (11%)  (29%)
III-F      74,064    924,827   78,456  1,107,951    ( 6%)  (17%)
III-G      54,083    499,884   56,567    596,184    ( 4%)  (16%)


                       Average Production Costs
                     per Equivalent Barrel of Oil
               -----------------------------------
               P/ship        1996   1995  % Change
               ------       -----  -----  --------
               III-A        $3.48  $3.15     10%
               III-B         3.43   3.20      7%
               III-C         3.09   2.70     14%
               III-D         5.52   3.56     55%
               III-E         7.51   6.24     20%
               III-F         5.42   5.59    ( 3%)
               III-G         5.85   6.02    ( 3%)

                         1995 Compared to 1994
                         ---------------------

                         Average Sales Prices
----------------------------------------------------------------
P/ship              1995               1994           % Change
------        ----------------   ----------------   ------------
                Oil      Gas       Oil      Gas
              ($/Bbl)  ($/Mcf)   ($/Bbl)  ($/Mcf)    Oil    Gas
              -------  -------   -------  -------   -----  -----
III-A         $17.52   $1.46      $16.11   $1.77      9%   (18%)
III-B          17.58    1.45       16.10    1.74      9%   (17%)
III-C          17.34    1.38       15.82    1.59     10%   (13%)
III-D          16.60    1.39       15.31    1.52      8%   ( 9%)
III-E          16.48    1.47       15.26    1.69      8%   (13%)
III-F          16.46    1.27       14.72    1.66     12%   (23%)
III-G          16.48    1.28       14.78    1.65     12%   (22%)


                          Production Volumes
---------------------------------------------------------------

P/ship           1995               1994             % Change
------    ------------------  ------------------   -------------
            Oil       Gas      Oil        Gas       Oil     Gas
          (Bbls)     (Mcf)    (Bbls)     (Mcf)     (Bbls)  (Mcf)
          -------  ---------  -------  ---------   ------  -----
III-A      58,590  1,798,692   70,278  2,208,657    (17%)   (19%)
III-B      42,818    900,882   52,083  1,077,009    (18%)   (16%)
III-C      26,926  1,662,411   29,891  1,734,781    (10%)   ( 4%)
III-D      42,166  1,000,561   46,995    852,068    (10%)    17%
III-E     256,992  3,030,077  292,902  2,961,361    (12%)     2%
III-F      78,456  1,107,951   88,759  1,331,546    (12%)   (17%)
III-G      56,567    596,184   63,776    722,688    (11%)   (18%)


                       Average Production Costs
                     per Equivalent Barrel of Oil
               -----------------------------------
               P/ship        1995   1994  % Change
               ------       -----  -----  --------
               III-A        $3.15  $2.64    19.3%
               III-B         3.20   2.66    20.3%
               III-C         2.70   3.04   (11.2%)
               III-D         3.56   5.35   (33.5%)
               III-E         6.24   6.70   ( 6.9%)
               III-F         5.59   5.84   ( 4.3%)
               III-G         6.02   6.02       -%

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item
5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the Partnerships' proved reserve quantities at December 31, 1996 would have the following lives:


              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                 III-A         4.9           3.3
                 III-B         4.6           3.2
                 III-C         5.7           5.9
                 III-D         5.0          10.4
                 III-E         4.5          11.4
                 III-F         6.1           6.6
                 III-G         6.1           6.8


     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Partnerships and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Partnerships will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of any Partnership, will range from 1% to 20%.

     The decision to accept any offer for the purchase of a property owned by one or more Partnerships will be made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Partnerships and will be included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds.

     Following completion of any sale, the Partnerships' quantity of proved reserves will be reduced. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. If the Partnerships sell any of their properties as discussed above, the Partnerships' quantity of proved reserves will be reduced; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with Geodyne
     ----------------  ---  --------------------------------
     Dennis R. Neill    45  President and Director

     Judy K. Fox        46  Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership for each year during the years ended December 31, 1996, 1995, and 1994 is set forth in the table below.


           Partnership      1996      1995      1994
           -----------    --------  --------  --------

              III-A       $277,872  $277,872  $277,869
              III-B        145,620   145,620   145,617
              III-C        257,412   257,412   257,406
              III-D        137,904   137,904   137,903
              III-E        440,280   440,280   440,280
              III-F        233,136   233,136   233,141
              III-G        128,340   128,340   128,342


     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1996, 1995, and 1994:

                                     Salary Reimbursements

                                       III-A Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $147,271    -       -         -            -          -         -
                  1995   $151,718    -       -         -            -          -         -
                  1996   $162,555    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-A Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-A Partnership and no  individual's salary or other compensation reimbursement from the
     III-A Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-B Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $77,177     -       -         -            -          -         -
                  1995   $79,509     -       -         -            -          -         -
                  1996   $85,188     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-B Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-B Partnership and no  individual's salary or other compensation reimbursement from the
     III-B Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-C Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $136,425    -       -         -            -          -         -
                  1995   $140,547    -       -         -            -          -         -
                  1996   $150,586    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-C Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-C Partnership and no  individual's salary or other compensation reimbursement from the
     III-C Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-D Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $73,089     -       -         -            -          -         -
                  1995   $75,296     -       -         -            -          -         -
                  1996   $80,674     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-D Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-D Partnership and no  individual's salary or other compensation reimbursement from the
     III-D Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-E Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $233,348    -       -         -            -          -         -
                  1995   $240,393    -       -         -            -          -         -
                  1996   $257,564    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-E Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-E Partnership and no  individual's salary or other compensation reimbursement from the
     III-E Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-F Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $123,565    -       -         -            -          -         -
                  1995   $127,292    -       -         -            -          -         -
                  1996   $136,385    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-F Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-F Partnership and no  individual's salary or other compensation reimbursement from the
     III-F Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                       III-G Partnership
                                       -----------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $68,021     -       -         -            -          -         -
                  1995   $70,074     -       -         -            -          -         -
                  1996   $75,079     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general and administrative expenses paid by the III-G Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or  director of Geodyne or  its affiliates provides  full-time services to  the
     III-G Partnership and no  individual's salary or other compensation reimbursement from the
     III-G Partnership equals or exceeds $100,000 per annum.

     During 1994 and 1995 El Paso, an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to El Paso for the years ended December 31, 1995 and 1994.


        Partnership       1995        1994
        -----------    ----------  ----------

           III-A       $1,811,755  $2,523,522
           III-B          863,111   1,148,530
           III-C        1,325,188   1,994,570
           III-D          849,298   1,042,455
           III-E        2,128,723   2,131,890
           III-F          847,849   1,297,252
           III-G          446,378     672,645


After December 6, 1995 the Partnerships' gas was marketed by the General Partner and its affiliates, who were reimbursed for such activities as general and administrative expenses. See "Item 13. Certain Relationships and Related Transactions."

     Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 28, 1997 by (i) each beneficial owner of more than five percent of the issued and outstanding Units,
(ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
          Beneficial Owner                      of Outstanding)
------------------------------------           ------------------

III-A Partnership:
-----------------
 Samson Resources Company                      25,500.0   ( 9.7%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             25,500.0    ( 9.7%)

III-B Partnership:
-----------------
 Samson Resources Company                      14,198.0    (10.3%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             14,198.0    (10.3%)

III-C Partnership:
-----------------
 Samson Resources Company                      27,069.0    (11.1%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             27,069.0    (11.1%)

III-D Partnership:
-----------------
 Samson Resources Company                      19,119.5    (14.6%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             19,119.5    (14.6%)

III-E Partnership:
-----------------
 Samson Resources Company                      48,048.0    (11.5%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             48,048.0    (11.5%)

III-F Partnership:
-----------------
 Samson Resources Company                      28,125.0    (12.7%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             28,125.0    (12.7%)

III-G Partnership:
-----------------
 Samson Resources Company                      13,613.0    (11.2%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)             13,613.0    (11.2%)


     Section 16(a) Beneficial Ownership Reporting Compliance

     To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

     In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

     The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are con-sistent with the General Partner's fiduciary duties.

     As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber and the General Partner and certain of its affiliates entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement will expire on March 3, 1998. The Advisory
Agreement provides that: (i) Samson and the General Partner will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas properties), and Samson will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and (iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides, among other things, that: (i) Samson will cause the General Partner to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iii) Samson and the General Partner will maintain an "800" investor services telephone number;
(iv) Samson and the General Partner will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships, and the selection of independent reserve engineers; (v) Samson and the General Partner acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of Limited Partners; and (vi) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, the General Partner has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

     Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1)  Financial   Statements:      The  following   financial
               statements for the

                    Geodyne Energy Income Limited Partnership III-A Geodyne Energy Income Limited Partnership III-B Geodyne Energy Income Limited Partnership III-C Geodyne Energy Income Limited Partnership III-D Geodyne Energy Income Limited Partnership III-E Geodyne Energy Income Limited Partnership III-F Geodyne Energy Income Limited Partnership III-G

               as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are filed as part of this report:

                    Report of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements   of   Changes  in   Partners'  Capital
                    (Deficit)
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

               None.

          (3)  Exhibits:

               4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date         File No.
                    -----------    -----------         --------

                       III-A       February 20, 1990   0-18302
                       III-B       March 30, 1990      0-18636
                       III-C       March 30, 1990      0-18634
                       III-D       November 14, 1990   0-18936
                       III-E       January 22, 1991    0-19010
                       III-F       March 25, 1991      0-19102
                       III-G       September 30, 1991  0-19563

               4.2 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as
                    Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

               4.3 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.4 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-B, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-C, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-D, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-E, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.8 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-F, filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.9 Second Amendment to Agreement of Limited Partner-ship of Geodyne Energy Income Limited Partnership III-G, filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.10 Third  Amendment to  Agreement  of  Limited  Part-
                    nership of Geodyne Energy Income Limited Partnership III-A, filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.11 Third  Amendment  to  Agreement  of  Limited Part-
                    nership of Geodyne Energy Income Limited Partnership III-B, filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.12 Third  Amendment  to  Agreement of  Limited  Part-
                    nership of Geodyne Energy Income Limited Partnership III-C, filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.13 Third  Amendment to  Agreement  of  Limited  Part-
                    nership of Geodyne Energy Income Limited Partnership III-D, filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.14 Third  Amendment  to  Agreement  of  Limited Part-
                    nership of Geodyne Energy Income Limited Partnership III-E, filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.15 Third  Amendment  to  Agreement of  Limited  Part-
                    nership of Geodyne Energy Income Limited Partnership III-F, filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.16 Third  Amendment to  Agreement  of  Limited  Part-
                    nership of Geodyne Energy Income Limited Partnership III-G, filed as Exhibit 4.16 to
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

          *    23.1 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-A.

          *    23.2 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-B.

          *    23.3 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-C.

          *    23.4 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-D.

          *    23.5 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-E.

          *    23.6 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-F.

          *    23.7 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership III-G.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

                    All other Exhibits are omitted as inapplicable.

               ----------
               *Filed herewith.

     (b)  Reports on Form 8-K for the fourth quarter of 1996:

          None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-A

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-B

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-C

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-D

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-E

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-F

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP III-G

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 20, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 20, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 20, 1997
     -------------------
        Judy K. Fox

Item 8:  Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-A changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                                      COOPERS  &  LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  610,116     $   560,906
  Accounts receivable:
    Oil and gas sales, including
      $349,181 due from
      related parties at 1995            680,167         639,787
                                       ---------      ----------
      Total current assets            $1,290,283     $ 1,200,693

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       5,360,656       6,874,396

DEFERRED CHARGE                          244,220         278,829
                                       ---------      ----------
                                      $6,895,159     $ 8,353,918
                                       =========      ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   50,726     $    90,496
  Gas imbalance payable                   76,797          43,854
                                       ---------      ----------

    Total current liabilities         $  127,523     $   134,350

ACCRUED LIABILITY                     $   80,396     $    87,624

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($  198,911)   ($   143,923)
  Limited Partners, issued and
    outstanding, 263,976 Units         6,886,151       8,275,867
                                       ---------      ----------
      Total Partners' capital         $6,687,240     $ 8,131,944
                                       ---------      ----------
                                      $6,895,159     $ 8,353,918
                                       =========      ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                               1996         1995         1994
                           ------------ ------------  ----------
REVENUES:
  Oil and gas sales,
    including $1,811,755
    and $2,523,522 of sales
    to related parties
    in 1995 and 1994        $3,634,004   $3,647,607    $5,044,736
  Interest and other
    income                      23,840       24,119        37,679
  Loss on sale of oil
    and gas properties     (    84,561) (    22,260)  (     1,360)
                             ---------    ---------     ---------
                            $3,573,283   $3,649,466    $5,081,055

COSTS AND EXPENSES:
  Lease operating           $  644,998   $  846,401    $  782,886
  Production tax               254,075      282,695       373,299
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties           1,135,745    2,111,654     3,553,491
  Impairment provision            -       1,267,185          -
  General and
    administrative             324,232      308,527       312,996
                             ---------    ---------     ---------
                            $2,359,050   $4,816,462    $5,022,672
                             ---------    ---------     ---------

NET INCOME (LOSS)           $1,214,233  ($1,166,996)   $   58,383
                             =========    =========     =========

GENERAL PARTNER - NET
  INCOME                    $  104,949   $   76,804    $  145,059
                             =========    =========     =========

LIMITED PARTNERS - NET
  INCOME (LOSS)             $1,109,284  ($1,243,800)  ($   86,676)
                             =========    =========     =========
NET INCOME (LOSS) per
  Unit                      $     4.20  ($     4.71)  ($      .33)
                             =========    =========     =========
UNITS OUTSTANDING              263,976      263,976       263,976
                             =========    =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                           Limited        General
                           Partners       Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $15,726,343   ($ 38,786)   $15,687,557
  Net income (loss)      (     86,676)    145,059         58,383
  Cash distributions     (  3,960,000)  ( 218,000)  (  4,178,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $11,679,667   ($111,727)   $11,567,940
  Net income (loss)      (  1,243,800)     76,804   (  1,166,996)
  Cash distributions     (  2,160,000)  ( 109,000)  (  2,269,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 8,275,867   ($143,923)   $ 8,131,944
  Net income                1,109,284     104,949      1,214,233
  Cash distributions     (  2,499,000)  ( 159,937)  (  2,658,937)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $ 6,886,151   ($198,911)   $ 6,687,240
                           ==========     =======     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,214,233   ($1,166,996)   $   58,383
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                1,135,745     2,111,654     3,553,491
    Impairment provision             -        1,267,185          -
    Loss on sale of oil
      and gas properties           84,561        22,260         1,360
    (Increase) decrease in
      accounts receivable     (    40,380)  (    77,267)      329,719
    (Increase) decrease in
      deferred charge              34,609   (    47,355)  (    87,278)
    Increase (decrease) in
      accounts payable        (    39,770)       10,063        10,389
    Increase (decrease) in
      gas imbalance payable        32,943   (    14,727)  (   322,380)
    Increase (decrease) in
      accrued liability       (     7,228)       25,434           987
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $2,414,713    $2,130,251    $3,544,671
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($    4,548)  ($   36,695)  ($   29,172)
  Proceeds from sale of oil
    and gas properties            297,982        21,300         2,237
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $  293,434   ($   15,395)  ($   26,935)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($2,658,937)  ($2,269,000)  ($4,178,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($2,658,937)  ($2,269,000)  ($4,178,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   49,210   ($  154,144)  ($  660,264)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          560,906       715,050     1,375,314
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  610,116    $  560,906    $  715,050
                                =========     =========     =========


                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-B changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  376,603      $  311,585
  Accounts receivable:
    Oil and gas sales, including
      $169,725 due from
      related parties at 1995            396,970         373,676
                                       ---------       ---------
      Total current assets            $  773,573      $  685,261

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       2,854,520       3,648,394

DEFERRED CHARGE                          144,819         169,089
                                       ---------       ---------
                                      $3,772,912      $4,502,744
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   27,983      $   49,382
  Gas imbalance payable                   26,735           6,202
                                       ---------       ---------

    Total current liabilities         $   54,718      $   55,584

ACCRUED LIABILITY                     $   38,690      $   47,360

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   97,092)    ($   66,996)
  Limited Partners, issued and
    outstanding, 138,336 Units         3,776,596       4,466,796
                                       ---------       ---------
      Total Partners' capital         $3,679,504      $4,399,800
                                       ---------       ---------

                                      $3,772,912      $4,502,744
                                       =========       =========
                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                              1996         1995         1994
                          ------------ ------------  ----------
REVENUES:
  Oil and gas sales,
    including $863,111 and
    $1,148,530 of sales
    to related parties
    in 1995 and 1994       $2,113,507   $2,063,107    $2,717,108
  Interest and other
    income                     12,611       12,778        20,089
  Loss on sale of oil
    and gas properties    (    47,201) (    11,295)  (       588)
                            ---------    ---------     ---------
                           $2,078,917   $2,064,590    $2,736,609

COSTS AND EXPENSES:
  Lease operating          $  345,352   $  457,146    $  419,322
  Production tax              152,139      160,328       197,367
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties            633,628    1,052,242     1,924,287
  Impairment provision           -         480,618          -
  General and
    administrative            171,467      161,432       164,311
                            ---------    ---------     ---------
                           $1,302,586   $2,311,766    $2,705,287
                            ---------    ---------     ---------

NET INCOME (LOSS)          $  776,331  ($  247,176)   $   31,322
                            =========    =========     =========
GENERAL PARTNER - NET
  INCOME                   $   63,531   $   48,956    $   78,538
                            =========    =========     =========
LIMITED PARTNERS - NET
  INCOME (LOSS)            $  712,800  ($  296,132)  ($   47,216)
                            =========    =========     =========
NET INCOME (LOSS) per
  Unit                     $     5.15  ($     2.14)  ($      .34)
                            =========    =========     =========
UNITS OUTSTANDING             138,336      138,336       138,336
                            =========    =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $8,210,144    ($ 16,490)   $8,193,654
  Net income (loss)      (    47,216)      78,538        31,322
  Cash distributions     ( 2,175,000)   ( 115,000)  ( 2,290,000)
                           ---------      -------     ---------

Balance, Dec. 31, 1994    $5,987,928    ($ 52,952)   $5,934,976
  Net income (loss)      (   296,132)      48,956   (   247,176)
  Cash distributions     ( 1,225,000)   (  63,000)  ( 1,288,000)
                           ---------      -------     ---------

Balance, Dec. 31, 1995    $4,466,796    ($ 66,996)   $4,399,800
  Net income                 712,800       63,531       776,331
  Cash distributions     ( 1,403,000)   (  93,627)  ( 1,496,627)
                           ---------      -------     ---------

Balance, Dec. 31, 1996    $3,776,596    ($ 97,092)   $3,679,504
                           =========      =======     =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  776,331   ($  247,176)   $   31,322
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                  633,628     1,052,242     1,924,287
    Impairment provision             -          480,618          -
    Loss on sale of oil
      and gas properties           47,201        11,295           588
    (Increase) decrease in
      accounts receivable     (    23,294)  (    67,977)      215,361
    (Increase) decrease in
      deferred charge              24,270   (     8,674)  (    44,104)
    Increase (decrease) in
      accounts payable        (    21,399)        4,622         5,008
    Increase (decrease) in
      gas imbalance payable        20,533   (     6,643)  (   211,856)
    Increase (decrease) in
      accrued liability       (     8,670)       16,253   (       196)
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $1,448,600    $1,234,560    $1,920,410
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   21,881)  ($   48,179)  ($   16,478)
  Proceeds from sale of oil
    and gas properties            134,926         8,949           943
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $  113,045   ($   39,230)  ($   15,535)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,496,627)  ($1,288,000)  ($2,290,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($1,496,627)  ($1,288,000)  ($2,290,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   65,018   ($   92,670)  ($  385,125)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          311,585       404,255       789,380
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  376,603    $  311,585    $  404,255
                                =========     =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-C changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  537,233      $  319,730
  Accounts receivable:
    General partner                       40,940            -
    Oil and gas sales, including
      $232,323 due from
      related parties at 1995            627,697         461,693
                                       ---------       ---------
      Total current assets            $1,205,870      $  781,423

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       5,727,898       6,723,292

DEFERRED CHARGE                           76,014          67,846
                                       ---------       ---------
                                      $7,009,782      $7,572,561
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   57,357      $   84,760
  Gas imbalance payable                   30,749          22,554
                                       ---------       ---------

    Total current liabilities         $   88,106      $  107,314

ACCRUED LIABILITY                     $  141,394      $  139,809

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($  143,741)    ($  125,913)
  Limited Partners, issued and
    outstanding, 244,536 Units         6,924,023       7,451,351
                                       ---------       ---------
      Total Partners' capital         $6,780,282      $7,325,438
                                       ---------       ---------
                                      $7,009,782      $7,572,561
                                       =========       =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                               1996         1995         1994
                           ------------ ------------ ------------
REVENUES:
  Oil and gas sales,
    including $1,325,188 and
    $1,994,570 of sales
    to related parties
    in 1995 and 1994        $3,259,615   $2,760,488   $3,229,521
  Interest and other
    income                      16,964       15,965       20,912
  Gain (loss) on sale of
    oil and gas properties      79,865  (    11,907)       1,238
                             ---------    ---------    ---------
                            $3,356,444   $2,764,546   $3,251,671
COSTS AND EXPENSES:
  Lease operating           $  544,593   $  626,774   $  729,751
  Production tax               236,522      192,809      238,852
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties             930,015    1,587,281    2,821,028
  Impairment provision            -       1,338,693    1,232,000
  General and
    administrative             293,709      287,615      291,741
                             ---------    ---------    ---------
                            $2,004,839   $4,033,172   $5,313,372
                             ---------    ---------    ---------
NET INCOME (LOSS)           $1,351,605  ($1,268,626) ($2,061,701)
                             =========    =========    =========
GENERAL PARTNER - NET
  INCOME                    $  103,933   $   53,608   $   59,036
                             =========    =========    =========

LIMITED PARTNERS - NET
  INCOME (LOSS)             $1,247,672  ($1,322,234) ($2,120,737)
                             =========    =========    =========

NET INCOME (LOSS)
  per Unit                  $     5.10  ($     5.41) ($     8.67)
                             =========    =========    =========

UNITS OUTSTANDING              244,536      244,536      244,536
                             =========    =========    =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $14,629,322   ($ 41,557)   $14,587,765
  Net income (loss)      (  2,120,737)     59,036   (  2,061,701)
  Cash distributions     (  2,325,000)  ( 125,000)  (  2,450,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $10,183,585   ($107,521)   $10,076,064
  Net income (loss)      (  1,322,234)     53,608   (  1,268,626)
  Cash distributions     (  1,410,000)  (  72,000)  (  1,482,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 7,451,351   ($125,913)   $ 7,325,438
  Net income                1,247,672     103,933      1,351,605
  Cash distributions     (  1,775,000)  ( 121,761)  (  1,896,761)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $ 6,924,023   ($143,741)   $ 6,780,282
                           ==========     =======     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,351,605   ($1,268,626)  ($2,061,701)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                  930,015     1,587,281     2,821,028
    Impairment provision             -        1,338,693     1,232,000
    (Gain) loss on sale of
      oil and gas properties  (    79,865)       11,907   (     1,238)
    Increase in accounts
      receivable - General
      Partner                 (    40,940)         -             -
    (Increase) decrease in
      accounts receivable     (   166,004)      184,610   (    12,438)
    Increase in deferred
      charge                  (     8,168)  (     1,057)  (    19,104)
    Increase (decrease) in
      accounts payable        (    27,403)       11,239   (    25,828)
    Increase (decrease) in
      gas imbalance payable         8,195   (   152,960)  (    26,862)
    Increase (decrease) in
      accrued liability             1,585   (    35,004)       21,188
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,969,020    $1,676,083    $1,927,045
                                ---------     ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   24,068)  ($   98,870)  ($  103,486)
  Proceeds from sale of oil
    and gas properties            169,312         7,952         4,244
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities    $  145,244   ($   90,918)  ($   99,242)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,896,761)  ($1,482,000)  ($2,450,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($1,896,761)  ($1,482,000)  ($2,450,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  217,503    $  103,165   ($  622,197)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          319,730       216,565       838,762
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  537,233    $  319,730    $  216,565
                                =========     =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-D changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  319,245      $  169,395
  Accounts receivable:
    Oil and gas sales, including
      $186,231 due from
      related parties at 1995            425,312         365,008
                                       ---------       ---------
      Total current assets            $  744,557      $  534,403

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       3,470,494       3,887,916

DEFERRED CHARGE                           26,139          41,578
                                       ---------       ---------
                                      $4,241,190      $4,463,897
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $  112,221      $   67,198
  Gas imbalance payable                    5,694           9,437
                                       ---------       ---------

    Total current liabilities         $  117,915      $   76,635

ACCRUED LIABILITY                     $  220,286      $  174,533

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   50,214)    ($   36,176)
  Limited Partners, issued and
    outstanding, 131,008 Units         3,953,203       4,248,905
                                       ---------       ---------
      Total Partners' capital         $3,902,989      $4,212,729
                                       ---------       ---------
                                      $4,241,190      $4,463,897
                                       =========       =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                               1996         1995         1994
                           ------------ ------------ ------------
REVENUES:
  Oil and gas sales,
    including $849,298 and
    $1,042,455 of sales
    to related parties
    in 1995 and 1994        $2,336,708   $2,087,482   $2,017,361
  Interest and other
    income                       9,848        9,501       11,794
  Gain (loss) on sale of
    oil and gas properties      37,737        1,582  (       123)
                             ---------    ---------    ---------
                            $2,384,293   $2,098,565   $2,029,032
COSTS AND EXPENSES:
  Lease operating           $  763,477   $  604,541   $  866,473
  Production tax               165,193      139,205      144,237
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties             441,513      888,974    1,428,954
  Impairment provision            -         495,810    1,986,000
  General and
    administrative             158,883      158,547      157,809
                             ---------    ---------    ---------
                            $1,529,066   $2,287,077   $4,583,473
                             ---------    ---------    ---------
NET INCOME (LOSS)           $  855,227  ($  188,512) ($2,554,441)
                             =========    =========    =========
GENERAL PARTNER - NET
  INCOME                    $   59,929   $   45,966   $    8,876
                             =========    =========    =========

LIMITED PARTNERS - NET
  INCOME (LOSS)             $  795,298  ($  234,478) ($2,563,317)
                             =========    =========    =========

NET INCOME (LOSS)
  per Unit                  $     6.07  ($     1.79) ($    19.57)
                             =========    =========    =========

UNITS OUTSTANDING              131,008      131,008      131,008
                             =========    =========    =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited      General
                            Partners     Partner       Total
                         ------------- ----------  -------------

Balance, Dec. 31, 1993     $8,946,700    $10,982     $8,957,682
  Net income (loss)       ( 2,563,317)     8,876    ( 2,554,441)
  Cash distributions      ( 1,075,000)  ( 59,000)   ( 1,134,000)
                           ----------     ------      ---------

Balance, Dec. 31, 1994     $5,308,383   ($39,142)    $5,269,241
  Net income (loss)       (   234,478)    45,966    (   188,512)
  Cash distributions      (   825,000)  ( 43,000)   (   868,000)
                           ----------     ------      ---------

Balance, Dec. 31, 1995     $4,248,905   ($36,176)    $4,212,729
  Net income                  795,298     59,929        855,227
  Cash distributions      ( 1,091,000)  ( 73,967)   ( 1,164,967)
                            ---------     ------      ---------


Balance, Dec. 31, 1996     $3,953,203   ($50,214)    $3,902,989
                            =========     ======      =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  855,227   ($  188,512)  ($2,554,441)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                  441,513       888,974     1,428,954
    Impairment provision             -          495,810     1,986,000
    (Gain) loss on sale of
      oil and gas proper-
      ties                    (    37,737)  (     1,582)          123
    (Increase) decrease in
      accounts receivable     (    60,304)  (    69,652)       95,392
    (Increase) decrease in
      deferred charge              15,439   (    11,483)  (    13,379)
    Increase (decrease) in
      accounts payable             45,023   (    28,434)  (    14,535)
    Decrease in gas imbalance
      payable                 (     3,743)  (   116,398)  (    25,865)
    Increase (decrease) in
      accrued liability            45,753   (   122,546)       77,260
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,301,171    $  846,177    $  979,509
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   24,953)  ($   26,512)  ($   36,474)
  Proceeds from sale of oil
    and gas properties             38,599         1,831           108
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $   13,646   ($   24,681)  ($   36,366)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,164,967)  ($  868,000)  ($1,134,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($1,164,967)  ($  868,000)  ($1,134,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  149,850   ($   46,504)  ($  190,857)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          169,395       215,899       406,756
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  319,245    $  169,395    $  215,899
                                =========     =========     =========


                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-E changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997
                                 F-25

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $ 1,243,143    $   665,050
  Accounts receivable:
    Oil and gas sales, including
      $574,916 due from
      related parties at 1995           1,554,748      1,574,465
                                       ----------     ----------
      Total current assets            $ 2,797,891    $ 2,239,515

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       12,822,109     14,521,982

DEFERRED CHARGE                           298,358        351,769
                                       ----------     ----------
                                      $15,918,358    $17,113,266
                                       ==========     ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   623,087    $   388,772
  Gas imbalance payable                   156,497        120,272
                                       ----------     ----------
    Total current liabilities         $   779,584    $   509,044

ACCRUED LIABILITY                     $   355,235    $   412,184

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   187,947)  ($   127,750)
  Limited Partners, issued and
    outstanding, 418,266 Units         14,971,486     16,319,788
                                       ----------     ----------
      Total Partners' capital         $14,783,539    $16,192,038
                                       ----------     ----------
                                      $15,918,358    $17,113,266
                                       ==========     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996         1995          1994
                         ------------ ------------- -------------
REVENUES:
  Oil and gas sales,
    including $2,128,723 and
    $2,131,890 of sales
    to related parties
    in 1995 and 1994      $9,030,115   $8,676,047    $ 9,466,013
  Interest and other
    income                    36,750       23,852         36,097
  Gain (loss) on sale of
    oil and gas
    properties                58,579       24,387   (    124,840)
                           ---------    ---------     ----------
                          $9,125,444   $8,724,286    $ 9,377,270

COSTS AND EXPENSES:
  Lease operating         $3,785,813   $4,141,427    $ 4,624,062
  Production tax             632,451      614,141        649,155
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties         1,737,844    3,448,296      3,703,170
  Impairment provision          -         210,152      1,573,000
  General and
    administrative           502,626      512,981        557,137
                           ---------    ---------     ----------
                          $6,658,734   $8,926,997    $11,106,524
                           ---------    ---------     ----------
NET INCOME (LOSS)         $2,466,710  ($  202,711)  ($ 1,729,254)
                           =========    =========     ==========
GENERAL PARTNER - NET
  INCOME                  $  191,012   $  136,202    $   124,584
                           =========    =========     ==========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $2,275,698  ($  338,913)  ($ 1,853,838)
                           =========    =========     ==========

NET INCOME (LOSS)
  per Unit                $     5.44  ($      .81)  ($      4.43)
                           =========    =========     ==========

UNITS OUTSTANDING            418,266      418,266        418,266
                           =========    =========     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $25,387,539   ($ 37,536)   $25,350,003
  Net income (loss)      (  1,853,838)    124,584   (  1,729,254)
  Cash distributions     (  4,185,000)  ( 212,000)  (  4,397,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $19,348,701   ($124,952)   $19,223,749
  Net income (loss)      (    338,913)    136,202   (    202,711)
  Cash distributions     (  2,690,000)  ( 139,000)  (  2,829,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $16,319,788   ($127,750)   $16,192,038
  Net income                2,275,698     191,012      2,466,710
  Cash distributions     (  3,624,000)  ( 251,209)  (  3,875,209)
                           ----------     -------    -----------

Balance, Dec. 31, 1996    $14,971,486   ($187,947)   $14,783,539
                           ==========     =======     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $2,466,710   ($  202,711)  ($1,729,254)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                1,737,844     3,448,296     3,703,170
    Impairment provision             -          210,152     1,573,000
    (Gain) loss on sale of
      oil and gas proper-
      ties                    (    58,579)  (    24,387)      124,840
    (Increase) decrease in
      accounts receivable          19,717   (   303,759)      760,731
    (Increase) decrease in
      deferred charge              53,411        21,045   (   146,930)
    Increase (decrease) in
      accounts payable            234,315   (   469,229)      332,457
    Increase (decrease) in
      gas imbalance payable        36,225        25,001   (    35,900)
    Increase (decrease) in
      accrued liability       (    56,949)  (    77,132)      137,032
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $4,432,694    $2,627,276    $4,719,146
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   37,987)  ($  339,148)  ($  342,965)
  Proceeds from sale of oil
    and gas properties             58,595        41,433           172
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities    $   20,608   ($  297,715)  ($  342,793)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($3,875,209)  ($2,829,000)  ($4,397,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($3,875,209)  ($2,829,000)  ($4,397,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  578,093   ($  499,439)  ($   20,647)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          665,050     1,164,489     1,185,136
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $1,243,143    $  665,050    $1,164,489
                                =========     =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-F changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  504,658      $  324,616
  Accounts receivable:
    Oil and gas sales, including
      $131,943 due from
      related parties at 1995            661,215         413,249
                                       ---------       ---------
      Total current assets            $1,165,873      $  737,865

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       7,307,487       8,463,035

DEFERRED CHARGE                          159,453         237,269
                                       ---------       ---------
                                      $8,632,813      $9,438,169
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $  168,316      $  163,289
  Gas imbalance payable                  109,044          97,233
                                       ---------       ---------

    Total current liabilities         $  277,360      $  260,522

ACCRUED LIABILITY                     $  142,686      $  261,411

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   97,523)    ($   70,576)
  Limited Partners, issued and
    outstanding, 221,484 Units         8,310,290       8,986,812
                                       ---------       ---------
      Total Partners' capital         $8,212,767      $8,916,236
                                       ---------       ---------

                                      $8,632,813      $9,438,169
                                       =========       =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996         1995          1994
                         ------------ ------------- -------------
REVENUES:
  Oil and gas sales,
    including $847,849 and
    $1,297,252 of sales
    to related parties
    in 1995 and 1994      $3,094,738   $2,697,816    $ 3,517,877
  Interest and other
    income                    14,160        5,456         15,165
  Gain (loss) on sale of
    oil and gas
    properties                81,481       45,550   (    109,467)
                           ---------    ---------     ----------
                          $3,190,379   $2,748,822    $ 3,423,575

COSTS AND EXPENSES:
  Lease operating         $1,075,305   $1,315,378    $ 1,599,364
  Production tax             162,302      156,692        215,243
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties         1,130,451    1,509,514      2,383,233
  Impairment provision          -         998,811           -
  General and
    administrative           266,544      264,360        305,309
                           ---------    ---------     ----------
                          $2,634,602   $4,244,755    $ 4,503,149
                           ---------    ---------     ----------
NET INCOME (LOSS)         $  555,777  ($1,495,933)  ($ 1,079,574)
                           =========    =========     ==========
GENERAL PARTNER - NET
  INCOME                  $   72,299   $   25,536    $    41,351
                           =========    =========     ==========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $  483,478  ($1,521,469)  ($ 1,120,925)
                           =========    =========     ==========

NET INCOME (LOSS)
  per Unit                $     2.18  ($     6.87)  ($      5.06)
                           =========    =========     ==========

UNITS OUTSTANDING            221,484      221,484        221,484
                           =========    =========     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $13,984,206    ($20,163)   $13,964,043
  Net income (loss)      (  1,120,925)     41,351   (  1,079,574)
  Cash distributions     (  1,900,000)   ( 94,000)  (  1,994,000)
                           ----------      ------     ----------

Balance, Dec. 31, 1994    $10,963,281    ($72,812)   $10,890,469
  Net income (loss)      (  1,521,469)     25,536   (  1,495,933)
  Cash distributions     (    455,000)   ( 23,300)  (    478,300)
                           ----------      ------     ----------

Balance, Dec. 31, 1995    $ 8,986,812    ($70,576)   $ 8,916,236
  Net income                  483,478      72,299        555,777
  Cash distributions     (  1,160,000)   ( 99,246)  (  1,259,246)
                           ----------      ------     ----------


Balance, Dec. 31, 1996    $ 8,310,290    ($97,523)   $ 8,212,767
                           ==========      ======     ==========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  555,777   ($1,495,933)  ($1,079,574)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                1,130,451     1,509,514     2,383,233
    Impairment provision             -          998,811          -
    (Gain) loss on sale of
      oil and gas properties  (    81,481)  (    45,550)      109,467
    (Increase) decrease in
      accounts receivable     (   247,966)       47,205       453,517
    (Increase) decrease in
      deferred charge              77,816   (    22,173)  (    90,499)
    Increase (decrease) in
      accounts payable              5,027   (   182,836)      220,665
    Increase in gas imbalance
      payable                      11,811        22,377        19,891
    Increase (decrease) in
      accrued liability       (   118,725)  (    26,356)       74,523
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $1,332,710    $  805,059    $2,091,223
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   12,107)  ($  363,847)  ($  333,934)
  Proceeds from sale of oil
    and gas properties            118,685        59,533           203
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $  106,578   ($  304,314)  ($  333,731)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,259,246)  ($  478,300)  ($1,994,000)
                                ---------     ---------     ---------
  Net cash used by
    financing activities      ($1,259,246)  ($  478,300)  ($1,994,000)
                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  180,042    $   22,445   ($  236,508)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          324,616       302,171       538,679
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  504,658    $  324,616    $  302,171
                                =========     =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

     We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership III-G changed its policy of accounting for impairment of its oil and gas properties on October 1, 1995.




                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 18, 1997

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                         1996           1995
                                     -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  315,955      $  188,474
  Accounts receivable:
    Oil and gas sales, including
      $69,792 due from
      related parties at 1995            408,115         258,324
                                       ---------       ---------
      Total current assets            $  724,070      $  446,798

NET OIL AND GAS PROPERTIES,
  utilizing the successful
  efforts method                       4,150,885       4,820,243

DEFERRED CHARGE                          102,775         148,234
                                       ---------       ---------
                                      $4,977,730      $5,415,275
                                       =========       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $   99,540      $   99,578
  Gas imbalance payable                   54,219          48,600
                                       ---------       ---------

    Total current liabilities         $  153,759      $  148,178

ACCRUED LIABILITY                     $   86,853      $  157,334

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   58,669)    ($   26,964)
  Limited Partners, issued and
    outstanding, 121,925 Units         4,795,787       5,136,727
                                       ---------       ---------
      Total Partners' capital         $4,737,118      $5,109,763
                                       ---------       ---------

                                      $4,977,730      $5,415,275
                                       =========       =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996         1995          1994
                         ------------ ------------  -------------
REVENUES:
  Oil and gas sales,
    including $446,378 and
    $672,645 of sales
    to related parties
    in 1995 and 1994       $1,962,555  $1,694,847     $2,137,843
  Interest and other
    income                      8,144       3,666          7,362
  Gain (loss) on sale of
    oil and gas
    properties                 61,146      29,096    (    54,482)
                            ---------   ---------      ---------
                           $2,031,845  $1,727,609     $2,090,723

COSTS AND EXPENSES:
  Lease operating          $  703,303  $  843,215     $  980,797
  Production tax              101,107      94,774        128,453
  Depreciation, deple-
    tion, and amorti-
    zation of oil and
    gas properties            653,459     974,725      1,359,088
  Impairment provision           -        677,010           -
  General and
    administrative            146,827     146,505        167,992
                            ---------   ---------      ---------
                           $1,604,696  $2,736,229     $2,636,330
                            ---------   ---------      ---------
NET INCOME (LOSS)          $  427,149 ($1,008,620)   ($  545,607)
                            =========   =========      =========
GENERAL PARTNER - NET
  INCOME                   $   47,089  $   15,638     $   27,083
                            =========   =========      =========
LIMITED PARTNERS - NET
  INCOME (LOSS)            $  380,060 ($1,024,258)   ($  572,690)
                            =========   =========      =========

NET INCOME (LOSS)
  per Unit                 $     3.12 ($     8.40)   ($     4.70)
                            =========   =========      =========

UNITS OUTSTANDING             121,925     121,925        121,925
                            =========   =========      =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
               Statements of Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                            Partners      Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $8,078,675    ($ 5,685)    $8,072,990
  Net income (loss)      (   572,690)     27,083    (   545,607)
  Cash distributions     ( 1,020,000)   ( 47,500)   ( 1,067,500)
                           ---------      ------      ---------

Balance, Dec. 31, 1994    $6,485,985    ($26,102)    $6,459,883
  Net income (loss)      ( 1,024,258)     15,638    ( 1,008,620)
  Cash distributions     (   325,000)   ( 16,500)   (   341,500)
                           ---------      ------      ---------

Balance, Dec. 31, 1995    $5,136,727    ($26,964)    $5,109,763
  Net income                 380,060      47,089        427,149
  Cash distributions     (   721,000)   ( 78,794)   (   799,794)
                           ---------      ------      ---------

Balance, Dec. 31, 1996    $4,795,787    ($58,669)    $4,737,118
                           =========      ======      =========

                The accompanying notes are an integral
                  part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $427,149     ($1,008,620)  ($  545,607)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation, deple-
      tion, and amortiza-
      tion of oil and gas
      properties                653,459         974,725     1,359,088
    Impairment provision           -            677,010          -
    (Gain) loss on sale of
      oil and gas properties  (  61,146)    (    29,096)       54,482
    (Increase) decrease in
      accounts receivable     ( 149,791)         37,429       215,384
    (Increase) decrease in
      deferred charge            45,459     (    21,476)  (    54,866)
    Increase (decrease) in
      accounts payable        (      38)    (    96,281)      109,922
    Increase in gas imbalance
      payable                     5,619          11,132        10,015
    Increase (decrease) in
      accrued liability       (  70,481)    (     7,007)       44,758
                                -------       ---------     ---------

  Net cash provided by
    operating activities       $850,230      $  537,816    $1,193,176
                                -------       ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($ 19,668)    ($  203,544)  ($  196,483)
  Proceeds from sale of oil
    and gas properties           96,713          37,861         2,786
                                -------       ---------     ---------

  Net cash provided (used)
    by investing activities    $ 77,045     ($  165,683)  ($  193,697)
                                -------       ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($799,794)    ($  341,500)  ($1,067,500)
                                -------       ---------     ---------
  Net cash used by
    financing activities      ($799,794)    ($  341,500)  ($1,067,500)
                                -------       ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $127,481      $   30,633   ($   68,021)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD        188,474         157,841       225,862
                                -------       ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $315,955      $  188,474    $  157,841
                                =======       =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Energy Income Limited Partnerships (the "Partner-ships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. (the "General Partner") is the general partner of each Partnership. Limited Partner capital contributions were invested in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.


                                             Limited Partner
                             Date of            Capital
        Partnership        Activation        Contributions
        -----------    ------------------    ---------------

           III-A       November 21, 1989       $26,397,600
           III-B       January 24, 1990         13,833,600
           III-C       February 27, 1990        24,453,600
           III-D       September 5, 1990        13,100,800
           III-E       December 26, 1990        41,826,600
           III-F       March 7, 1991            22,148,400
           III-G       September 20, 1991       12,192,500


     An affiliate of the General Partner owned the following Units at December 31, 1996:

                            Number of     Percent of
            Partnership    Units Owned    Outstanding
            -----------    -----------    -----------

               III-A         25,500.0        9.7%
               III-B         14,198.0       10.3%
               III-C         27,019.0       11.1%
               III-D         19,119.5       14.6%
               III-E         47,868.0       11.4%
               III-F         27,925.0       12.6%
               III-G         13,563.0       11.1%

     The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     Allocation of Costs and Revenues

     The terms of each Partnership's Limited Partnership Agreement (the "Partnership Agreement") allocate costs and income between the Limited Partners and the General Partner as follows:


                            Before Payout       After Payout
                          ------------------  ------------------
                          General   Limited   General   Limited
                          Partner   Partners  Partner   Partners
                          --------  --------  --------  --------
        Costs(1)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee         1%        99%        -         -
Property acquisition
  costs                      1%        99%        1%       99%
Identified development
  drilling                   1%        99%        1%       99%
Development drilling(1)      5%        95%       15%       85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(1)     5%        95%       15%       85%

        Income(1)
------------------------
Temporary investments of
  Limited Partners'
  subscriptions              1%        99%        1%       99%
Income from oil and gas
  production(1)              5%        95%       15%       85%
Gain on sale of
  producing properties(1)    5%        95%       15%       85%
All other income(1)          5%        95%       15%       85%

----------
                                 F-44

(1) If, at payout, the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the General Partner and 85% to the Limited Partners.


     Cash and Cash Equivalents

     The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


     Credit Risks

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1996 have been collected.


     Receivable from General Partner

     The receivable from the General Partner at December 31, 1996 for the III-C Partnership represents proceeds due to the III-C Partnership for the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was collected by the III-C Partnership.

     Oil and Gas Properties

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment of unproved properties is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1996, 1995, and 1994 were as follows:


              Partnership    1996     1995     1994
              -----------    -----    -----    -----

                 III-A       $4.40    $5.89    $8.11
                 III-B        4.37     5.45     8.31
                 III-C        3.68     5.22     8.84
                 III-D        2.63     4.25     7.56
                 III-E        2.96     4.53     4.71
                 III-F        4.95     5.74     7.67
                 III-G        4.76     6.25     7.38


     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnerships' properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 pursuant to SFAS No. 121 and during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy as follows:

         Partnership        1995           1994
         -----------     ----------     ----------

            III-A        $1,267,185     $     -
            III-B           480,618           -
            III-C         1,338,693      1,232,000
            III-D           495,810      1,986,000
            III-E           210,152      1,573,000
            III-F           998,811           -
            III-G           677,010           -

No  such charge was recorded for any Partnership during the year ended
1996.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used to determine the recoverability of the Partnerships' oil and gas reserves, impairment provisions of the following approximate amounts would have been required at December 31, 1996:

               Partnership           Amount
               -----------         ----------
                 III-A             $  185,000
                 III-B                 78,000
                 III-C                235,000
                 III-D                486,000
                 III-E              2,043,000
                 III-F              2,079,000
                 III-G              1,011,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the III-A Partnership has three fields, the III-B Partnership has two fields, the III-C and III-F Partnerships have six fields, the III-D Partnership has four fields, the III-E Partnership has five fields, and the III-G Partnership has eight fields in which it is reasonably possible that impairment provisions will be recorded in the near term if gas prices decrease below the Filing Date Prices.

     Deferred Charge

     Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                           1996                 1995
                     -----------------    -----------------
      Partnership      Mcf     Amount       Mcf     Amount
      -----------    -------  --------    -------  --------

         III-A       501,788  $244,220    604,966  $278,829
         III-B       282,024   144,819    338,856   169,089
         III-C       186,401    76,014    170,168    67,846
         III-D        28,310    26,139     56,324    41,578
         III-E       169,483   298,358    253,930   351,769
         III-F       132,118   159,453    192,745   237,269
         III-G        70,539   102,775    101,384   148,234

     Accrued Liability

     Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                           1996                 1995
                     -----------------    -----------------
      Partnership      Mcf     Amount       Mcf     Amount
      -----------    -------  --------    -------  --------

         III-A       165,186  $ 80,396    190,114  $ 87,624
         III-B        75,346    38,690     94,910    47,360
         III-C       346,723   141,394    350,663   139,809
         III-D       238,585   220,286    236,430   174,533
         III-E       201,792   355,235    297,541   412,184
         III-F       118,225   142,686    212,357   261,411
         III-G        59,611    86,853    107,608   157,334


     Oil and Gas Sales and Gas Imbalance Payable

     The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the
Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1996 and 1995 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           1996                 1995
                     -----------------    -----------------
      Partnership      Mcf     Amount       Mcf     Amount
      -----------    -------  --------    -------  --------

         III-A        51,198  $ 76,797     21,818  $ 43,854
         III-B        17,823    26,735      3,148     6,202
         III-C        20,499    30,749     11,626    22,554
         III-D         3,796     5,694      4,941     9,437
         III-E       104,331   156,497     62,317   120,272
         III-F        72,696   109,044     51,446    97,233
         III-G        36,146    54,219     25,579    48,600


These amounts were recorded as gas imbalance payables in accordance with the sales method.


     General and Administrative Overhead

     The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note
4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1996, 1995, and 1994:


           Partnership      1996      1995      1994
           -----------    --------  --------  --------

              III-A       $277,872  $277,872  $277,869
              III-B        145,620   145,620   145,617
              III-C        257,412   257,412   257,406
              III-D        137,904   137,904   137,903
              III-E        440,280   440,280   440,280
              III-F        233,136   233,136   233,141
              III-G        128,340   128,340   128,342


     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Partnerships sold gas to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during 1995 and 1994:

        Partnership       1995        1994
        -----------    ----------  ----------

           III-A       $1,811,755  $2,523,522
           III-B          863,111   1,148,530
           III-C        1,325,188   1,994,570
           III-D          849,298   1,042,455
           III-E        2,128,723   2,131,890
           III-F          847,849   1,297,252
           III-G          446,378     672,645


The following table summarizes the amount of the Partnerships' accrued oil and gas sales due from El Paso at December 31, 1995:

               Partnership      1995
               -----------    --------

                  III-A       $349,181
                  III-B        169,725
                  III-C        232,323
                  III-D        186,231
                  III-E        574,916
                  III-F        131,943
                  III-G         69,792

3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales for the years ended December 31, 1996, 1995, and 1994:

    Partnership          Purchaser             Percentage
    -----------  ------------------------  -------------------
                                           1996   1995   1994
                                           -----  -----  -----

       III-A     El Paso                   59.2%  49.7%  50.0%
                 Mesa Operating Ltd.
                   Partnership ("Mesa")    19.4%  19.7%  16.1%
                 Snyder Oil Corp.            - %    - %  10.6%

       III-B     El Paso                   47.9%  41.8%  42.3%
                 Mesa                      22.0%  23.0%  20.0%
                 Sun Refining & Marketing
                   Company                 10.3%    - %    - %

       III-C     El Paso                   51.2%  48.0%  61.8%

       III-D     El Paso                   44.4%  40.7%  51.7%
                 Oryx Energy Company
                   ("Oryx")                19.9%  20.8%  21.1%

       III-E     Oryx                      36.5%  33.9%  32.3%
                 El Paso                   12.3%  24.5%  22.5%
                 Hunt Energy Corp.         10.0%    - %  10.0%


       III-F     El Paso                   25.9%  31.4%  36.9%
                 Eland Energy, Inc.
                   ("Eland")                 - %    - %  11.9%
                 Amoco Production
                   Company ("Amoco")       10.4%    - %    - %

       III-G     El Paso                   21.6%  26.3%  31.5%
                 Eland                       - %    - %  10.0%
                 Amoco                     10.9%    - %    - %

     In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Partnerships is presented pursuant to the disclosure requirements promulgated by the SEC.


     Capitalized Costs

     Capitalized  costs  and   accumulated  depreciation,   depletion,
amortization, and valuation allowance at December 31, 1996 and 1995 were as follows:


                           III-A Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------

       Proved properties      $18,399,090    $22,281,826
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization           1,575,589      1,575,589
                               ----------     ----------
                              $19,974,679    $23,857,415
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      ( 14,614,023)  ( 16,983,019)
                               ----------     ----------
           Net oil and gas
             properties       $ 5,360,656    $ 6,874,396
                               ==========     ==========

                           III-B Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $10,461,319    $12,017,231
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization             754,938        754,938
                               ----------     ----------

                              $11,216,257    $12,772,169
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      (  8,361,737)  (  9,123,775)
                               ----------     ----------
           Net oil and gas
             properties       $ 2,854,520    $ 3,648,394
                               ==========     ==========


                           III-C Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $20,126,262    $21,235,884
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization           1,464,473      1,464,473
                               ----------     ----------

                              $21,590,735    $22,700,357
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      ( 15,862,837)  ( 15,977,065)
                               ----------     ----------

           Net oil and gas
             properties       $ 5,727,898    $ 6,723,292
                               ==========     ==========

                           III-D Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $12,203,296    $12,380,592
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization             446,756        446,756
                               ----------     ----------

                              $12,650,052    $12,827,348
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      (  9,179,558)  (  8,939,432)
                               ----------     ----------

           Net oil and gas
             properties       $ 3,470,494    $ 3,887,916
                               ==========     ==========

                           III-E Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $35,818,810    $36,379,471
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization             850,663        850,663
                               ----------     ----------

                              $36,669,473    $37,230,134
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      ( 23,847,364)  ( 22,708,152)
                               ----------     ----------

           Net oil and gas
             properties       $12,822,109    $14,521,982
                               ==========     ==========

                           III-F Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $17,692,891    $18,262,346
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization             806,386        806,386
                              -----------     ----------

                              $18,499,277    $19,068,732
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      ( 11,191,790)  ( 10,605,697)
                               ----------     ----------

           Net oil and gas
             properties       $ 7,307,487    $ 8,463,035
                               ==========     ==========

                           III-G Partnership
                           -----------------

                                 1996           1995
                             -------------  -------------
       Proved properties      $10,155,073    $10,574,994
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization             438,666        438,666
                               ----------     ----------

                              $10,593,739    $11,013,660
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance      (  6,442,854)  (  6,193,417)
                               ----------     ----------

           Net oil and gas
             properties       $ 4,150,885    $ 4,820,243
                               ==========     ==========

     Costs Incurred

     The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1996, 1995, and 1994. Costs incurred by the Partnerships in connection with their oil and gas property development activities for the years ended December 31, 1996, 1995, and 1994 were as follows:


         Partnership      1996        1995        1994
         -----------    --------    --------    --------

            III-A       $ 4,548     $ 36,695    $ 29,172
            III-B        21,881       48,179      16,478
            III-C        24,068       98,870     103,486
            III-D        24,953       26,512      36,474
            III-E        37,987      339,148     342,965
            III-F        12,107      363,847     333,934
            III-G        19,668      203,544     196,483


     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1996, 1995 and 1994 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.

                           III-A Partnership
                           -----------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      244,822    10,038,548
  Production                       ( 70,278)  ( 2,208,657)
  Sale of minerals in
    place                          (     28)  (     1,630)
  Revision of previous
    estimates                        18,691   (     3,803)
                                    -------    ----------

Proved reserves, Dec. 31, 1994      193,207     7,824,458
  Production                       ( 58,590)  ( 1,798,692)
  Sale of minerals in
    place                          (    169)  (    50,765)
  Revision of previous
    estimates                        38,553     1,021,351
                                    -------    ----------

Proved reserves, Dec. 31, 1995      173,001     6,996,352
  Production                       ( 46,923)  ( 1,268,943)
  Sale of minerals in
    place                          (  1,434)  (   417,113)
  Revision of previous
    estimates                        29,255       871,973
                                    -------    ----------

Proved reserves, Dec. 31, 1996      153,899     6,182,269
                                    =======    ==========

PROVED DEVELOPED RESERVES:
  December 31, 1994                 192,575     7,714,354
                                    =======    ==========
  December 31, 1995                 157,697     5,821,594
                                    =======    ==========
  December 31, 1996                 142,520     5,999,778
                                    =======    ==========

                           III-B Partnership
                           -----------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      179,321    4,857,292
  Production                       ( 52,083)  (1,077,009)
  Sale of minerals in
    place                          (      8)  (      528)
  Revision of previous
    estimates                      (    171)     105,530
                                    -------    ---------

Proved reserves, Dec. 31, 1994      127,059    3,885,285
  Production                       ( 42,818)  (  900,882)
  Sale of minerals in
    place                          (     67)  (   21,437)
  Extensions and discoveries             78       87,619
  Revision of previous
    estimates                        38,664      414,386
                                    -------    ---------

Proved reserves, Dec. 31, 1995      122,916    3,464,971
  Production                       ( 37,849)  (  642,152)
  Sale of minerals in
    place                          (    624)  (  186,418)
  Revision of previous
    estimates                        36,520      331,501
                                    -------    ---------

Proved reserves, Dec. 31, 1996      120,963    2,967,902
                                    =======    =========

PROVED DEVELOPED RESERVES:
  December 31, 1994                 126,766    3,834,018
                                    =======    =========
  December 31, 1995                 113,317    2,787,785
                                    =======    =========
  December 31, 1996                 117,345    2,906,514
                                    =======    =========

                           III-C Partnership
                           -----------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      157,954    10,464,900
  Production                       ( 29,891)  ( 1,734,781)
  Sale of minerals in
    place                          (    173)  (     2,192)
  Revision of previous
    estimates                      ( 14,682)      144,823
                                    -------    ----------

Proved reserves, Dec. 31, 1994      113,208     8,872,750
  Production                       ( 26,926)  ( 1,662,411)
  Sale of minerals in
    place                          (    720)  (    14,529)
  Extensions and discoveries         14,324       248,512
  Revision of previous
    estimates                         8,582       457,888
                                    -------    ----------

Proved reserves, Dec. 31, 1995      108,468     7,902,210
  Production                       ( 27,429)  ( 1,351,525)
  Sale of minerals in
    place                          (  1,266)  (   132,327)
  Extensions and discoveries         10,541       157,345
  Revision of previous
    estimates                        72,173     1,144,100
                                    -------    ----------

Proved reserves, Dec. 31, 1996      162,487     7,719,803
                                    =======    ==========

PROVED DEVELOPED RESERVES:
  December 31, 1994                  92,848     8,510,434
                                    =======    ==========
  December 31, 1995                  83,178     6,615,797
                                    =======    ==========
  December 31, 1996                 162,235     7,673,323
                                    =======    ==========

                           III-D Partnership
                           -----------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      220,403    4,972,565
  Production                       ( 46,995)  (  852,068)
  Sale of minerals in
    place                              -      (      218)
  Improved recovery(1)              301,633       15,128
  Revision of previous
    estimates                        11,820      116,870
                                    -------    ---------

Proved reserves, Dec. 31, 1994      486,861    4,252,277
  Production                       ( 42,166)  (1,000,561)
  Sale of minerals in
    place                          (    171)  (      102)
  Extensions and discoveries          1,829       25,326
  Revision of previous
    estimates                      ( 24,439)     693,067
                                    -------    ---------

Proved reserves, Dec. 31, 1995      421,914    3,970,007
  Production                       ( 41,351)  (  760,593)
  Sale of minerals in
    place                          (    427)  (   25,031)
  Extensions and discoveries          1,509       27,059
  Revision of previous
    estimates                        48,985      558,104
                                    -------    ---------

Proved reserves, Dec. 31, 1996      430,630    3,769,546
                                    =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                 470,213    3,997,203
                                    =======    =========
  December 31, 1995                 385,895    3,728,713
                                    =======    =========
  December 31, 1996                 430,606    3,764,539
                                    =======    =========
----------
(1) The III-D Partnership's reserve estimates increased significantly during 1994 primarily due to the operator of the Jay-Little Escambia Creek Field Unit (i) expanding its nitrogen injection program to a portion of the field which was being waterflooded and (ii) completing other projects to enhance the recovery of reserves.

                           III-E Partnership
                           -----------------

                                      Crude       Natural
                                       Oil          Gas
                                    (Barrels)      (Mcf)
                                   -----------  ------------

Proved reserves, Dec. 31, 1993        994,041    15,038,064
  Production                       (  292,902)  ( 2,961,361)
  Sale of minerals in
    place                                -             -
  Improved recovery(1)              2,152,677       107,974
  Revision of previous
    estimates                         106,840     2,579,806
                                    ---------    ----------

Proved reserves, Dec. 31, 1994      2,960,656    14,764,483
  Production                       (  256,992)  ( 3,030,077)
  Sale of minerals in
    place                          (      260)  (     9,472)
  Extensions and discoveries           18,780       178,518
  Revision of previous
    estimates                      (  134,705)      917,407
                                    ---------    ----------

Proved reserves, Dec. 31, 1995      2,587,479    12,820,859
  Production                       (  229,226)  ( 2,152,599)
  Sale of minerals in
    place                          (    3,259)  (       190)
  Extensions and discoveries            4,252        30,349
  Revision of previous
    estimates                         258,393   (   922,682)
                                    ---------    ----------

Proved reserves, Dec. 31, 1996      2,617,639     9,775,737
                                    =========    ==========
PROVED DEVELOPED RESERVES:
  December 31, 1994                 2,960,656    14,764,483
                                    =========    ==========
  December 31, 1995                 2,581,872    12,516,938
                                    =========    ==========
  December 31, 1996                 2,617,639     9,775,737
                                    =========    ==========
----------
(1) The III-E Partnership's reserve estimates increased significantly during 1994 primarily due to the operator of the Jay-Little Escambia Creek Field Unit (i) expanding its nitrogen injection program to a portion of the field which was being waterflooded and
    (ii)  completing  other  projects   to  enhance  the  recovery  of
    reserves.

                           III-F Partnership
                           -----------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      475,414    9,101,392
  Production                       ( 88,759)  (1,331,546)
  Sale of minerals in
    place                              -            -
  Revision of previous
    estimates                         1,924      756,688
                                    -------    ---------

Proved reserves, Dec. 31, 1994      388,579    8,526,534
  Production                       ( 78,456)  (1,107,951)
  Sale of minerals in
    place                          (  5,270)  (   12,450)
  Extensions and discoveries           -         153,983
  Revision of previous
    estimates                       162,213   (  505,430)
                                    -------    ---------

Proved reserves, Dec. 31, 1995      467,066    7,054,686
  Production                       ( 74,064)  (  924,827)
  Sale of minerals in
    place                          ( 14,255)  (    8,294)
  Extensions and discoveries          3,560         -
  Revision of previous
    estimates                       109,006   (  454,833)
                                    -------    ---------

Proved reserves, Dec. 31, 1996      491,313    5,666,732
                                    =======    =========

PROVED DEVELOPED RESERVES:
  December 31, 1994                 388,579    8,526,534
                                    =======    =========
  December 31, 1995                 462,819    6,849,368
                                    =======    =========
  December 31, 1996                 491,313    5,666,732
                                    =======    =========

                           III-G Partnership
                           -----------------


                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      361,961    4,967,008
  Production                       ( 63,776)  (  722,688)
  Sale of minerals in
    place                              -            -
  Revision of previous
    estimates                      (    123)    385,472
                                    -------    ---------

Proved reserves, Dec. 31, 1994      298,062    4,629,792
  Production                       ( 56,567)  (  596,184)
  Sale of minerals in
    place                          (  3,487)  (    8,770)
  Extensions and discoveries           -          84,220
  Revision of previous
    estimates                       114,302   (  243,507)
                                    -------    ----------

Proved reserves, Dec. 31, 1995      352,310    3,865,551
  Production                       ( 54,083)  (  499,884)
  Sale of minerals in
    place                          ( 11,160)  (   10,142)
  Extensions and discoveries          5,358        3,275
  Revision of previous
    estimates                        77,164   (  321,474)
                                    -------    ---------

Proved reserves, Dec. 31, 1996      369,589    3,037,326
                                    =======    =========

PROVED DEVELOPED RESERVES:
  December 31, 1994                 291,553    4,524,712
                                    =======    =========
  December 31, 1995                 339,240    3,621,356
                                    =======    =========
  December 31, 1996                 369,589    3,037,326
                                    =======    =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1996 relating to proved oil and gas reserves based on the standardized measure as pre-scribed in SFAS No. 69:


                                       Partnership
                                ----------------------------
                                    III-A          III-B
                                -------------  -------------
      Future cash inflows        $26,914,255    $14,039,714
      Future production and
        development costs       (  6,216,077)  (  3,231,275)
                                  ----------     ----------

          Future net cash
            flows                $20,698,178    $10,808,439

      10% discount to
        reflect timing of
        cash flows              (  6,679,509)  (  3,376,571)
                                  ----------     ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $14,018,669    $ 7,431,868
                                  ==========     ==========

                                       Partnership
                                ----------------------------
                                    III-C          III-D
                                -------------  -------------
      Future cash inflows        $31,725,251    $23,664,015
      Future production and
        development costs       (  7,918,790)  (  8,778,568)
                                  ----------     ----------

          Future net cash
            flows                $23,806,461    $14,885,447

      10% discount to
        reflect timing of
        cash flows              (  8,697,376)  (  5,205,322)
                                  ----------     ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $15,109,085    $ 9,680,125
                                  ==========     ==========

                                       Partnership
                                ----------------------------
                                    III-E          III-F
                                -------------  -------------
      Future cash inflows        $104,404,661   $33,073,446
      Future production and
        development costs       (  47,153,700) ( 11,396,337)
                                  -----------    ----------

          Future net cash
            flows                $ 57,250,961   $21,667,109

      10% discount to
        reflect timing of
        cash flows              (  20,730,342) (  7,489,836)
                                  -----------    ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $ 36,520,619   $14,187,273
                                  ===========    ==========

                                 Partnership
                                -------------
                                    III-G
                                -------------
      Future cash inflows        $20,236,192
      Future production and
        development costs       (  7,349,147)
                                  ----------

          Future net cash
            flows                $12,887,045

      10% discount to
        reflect timing of
        cash flows              (  4,521,964)
                                  ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $ 8,365,081
                                  ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships had decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively. If such prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, such decrease would have had a significant effect on the value of the reserves disclosed herein.

                           INDEX TO EXHIBITS
                           -----------------



Number    Description
------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

          Partnership    Filing Date         File No.
          -----------    -----------         --------

             III-A       February 20, 1990   0-18302
             III-B       March 30, 1990      0-18636
             III-C       March 30, 1990      0-18634
             III-D       November 14, 1990   0-18936
             III-E       January 22, 1991    0-19010
             III-F       March 25, 1991      0-19102
             III-G       September 30, 1991  0-19563

4.2 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

4.3 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as
          Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.4 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-B, filed as
          Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-C, filed as
          Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.6 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-D, filed as
          Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-E, filed as
          Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.8 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-F, filed as
          Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.9 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-G, filed as
          Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.10 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as
          Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.11 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-B, filed as
          Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.12 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-C, filed as
          Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.13 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-D, filed as
          Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-E, filed as
          Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.15 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-F, filed as
          Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.16 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-G, filed as
          Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-A.

*23.2 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-B.

*23.3 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-C.

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-G.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          All other Exhibits are omitted as inapplicable.

     ----------

     * Filed herewith.