Form 10-Q
period 1997-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1997-05-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1997        1996
                                        ------------ -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  934,743   $  610,116
  Accounts receivable:
   General Partner (Note 2)                 121,269          -
   Oil and gas sales                        510,529      680,167
                                         ----------   ----------
       Total current assets              $1,566,541   $1,290,283

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           3,351,979    5,360,656

DEFERRED CHARGE                             244,220      244,220
                                         ----------   ----------
                                         $5,162,740   $6,895,159
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   42,823   $   50,726
  Gas imbalance payable                      76,797       76,797
                                         ----------   ----------
       Total current liabilities         $  119,620   $  127,523

ACCRUED LIABILITY                        $   80,396   $   80,396

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  226,542) ($  198,911)
  Limited Partners, issued and
   outstanding, 263,976 units             5,189,266    6,886,151
                                         ----------   ----------
       Total Partners' capital           $4,962,724   $6,687,240
                                         ----------   ----------
                                         $5,162,740   $6,895,159
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------     ----------

REVENUES:
  Oil and gas sales                     $1,015,744      $909,970
  Interest and other income                  5,277         4,732
  Gain (loss) on sale of oil and
   gas properties                      (    21,958)          150
                                        ----------      --------
                                        $  999,063      $914,852

COSTS AND EXPENSES:
  Lease operating                       $  130,632      $144,430
  Production tax                            72,095        65,320
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              247,976       349,206
  Impairment provision                   1,617,006           -
  General and administrative (Note 2)       80,354        86,383
                                        ----------      --------
                                        $2,148,063      $645,339
                                        ----------      --------

NET INCOME (LOSS)                      ($1,149,000)     $269,513
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   16,885      $ 27,207
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,165,885)     $242,306
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.42)     $    .92
                                        ==========      ========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,149,000)     $269,513
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            247,976       349,206
   Impairment provision                  1,617,006           -
   (Gain) loss on sale of oil and
     gas properties                         21,958     (     150)
   Increase in accounts receivable -
     General Partner                   (   121,269)          -
   Decrease in accounts receivable -
     oil and gas sales                     169,638        92,071
   Decrease in accounts payable        (     7,903)    (  35,555)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  778,406      $675,085

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  $      -       ($  1,086)
  Proceeds from sale of oil and
   gas properties                          121,737           150
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $  121,737     ($    936)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  575,516)    ($578,848)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  575,516)    ($578,848)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  324,627      $ 95,301

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      610,116       560,906
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  934,743      $656,207
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  523,137   $  376,603
  Accounts receivable:
   General Partner (Note 2)                  84,276          -
   Oil and gas sales                        304,920      396,970
                                         ----------   ----------
       Total current assets              $  912,333   $  773,573

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           1,882,626    2,854,520

DEFERRED CHARGE                             144,819      144,819
                                         ----------   ----------
                                         $2,939,778   $3,772,912
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   26,331   $   27,983
  Gas imbalance payable                      26,735       26,735
                                         ----------   ----------
       Total current liabilities         $   53,066   $   54,718

ACCRUED LIABILITY                        $   38,690   $   38,690

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  110,826) ($   97,092)
  Limited Partners, issued and
   outstanding, 138,336 units             2,958,848    3,776,596
                                         ----------   ----------
       Total Partners' capital           $2,848,022   $3,679,504
                                         ----------   ----------
                                         $2,939,778   $3,772,912
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       -----------      --------

REVENUES:
  Oil and gas sales                     $  593,107      $519,882
  Interest and other income                  3,120         2,607
  Gain (loss) on sale of oil and
   gas properties                      (    10,193)           63
                                        ----------      --------
                                        $  586,034      $522,552

COSTS AND EXPENSES:
  Lease operating                       $   86,258      $ 71,857
  Production tax                            42,026        38,509
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              139,303       194,206
  Impairment provision                     738,122           -
  General and administrative (Note 2)       42,227        45,653
                                        ----------      --------
                                        $1,047,936      $350,225
                                        ----------      --------

NET INCOME (LOSS)                      ($  461,902)     $172,327
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   11,846      $ 16,254
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  473,748)     $156,073
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     3.42)     $   1.13
                                        ==========      ========
UNITS OUTSTANDING                          138,336       138,336
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)
                                            1997          1996
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($461,902)     $172,327
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            139,303       194,206
   Impairment provision                    738,122           -
   (Gain) loss on sale of oil and
     gas properties                         10,193     (      63)
   Increase in accounts receivable -
     General Partner                     (  84,276)          -
   Decrease in accounts receivable -
     oil and gas sales                      92,050        57,602
   Decrease in accounts payable          (   1,652)    (  22,440)
                                          --------      --------
  Net cash provided by operating
   activities                             $431,838      $401,632

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($    700)
  Proceeds from sale of oil and
   gas properties                           84,276            63
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $ 84,276     ($    637)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($369,580)    ($339,145)
                                          --------      --------
  Net cash used by financing
   activities                            ($369,580)    ($339,145)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  CASH EQUIVALENTS                        $146,534      $ 61,850

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      376,603       311,585
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $523,137      $373,435
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents               $  823,428  $  537,233
  Accounts receivable:
   General Partner (Note 2)                      -        40,940
   Oil and gas sales                         478,305     627,697
                                          ----------  ----------
       Total current assets               $1,301,733  $1,205,870

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            3,821,163   5,727,898

DEFERRED CHARGE                               76,014      76,014
                                          ----------  ----------
                                          $5,198,910  $7,009,782
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - General
   Partner (Note 2)                       $    1,931  $      -
  Accounts payable                            46,436      57,357
  Gas imbalance payable                       30,749      30,749
                                          ----------  ----------
       Total current liabilities          $   79,116  $   88,106

ACCRUED LIABILITY                         $  141,394  $  141,394

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  171,919)($  143,741)
  Limited Partners, issued and
   outstanding, 244,536 units              5,150,319   6,924,023
                                          ----------  ----------
       Total Partners' capital            $4,978,400  $6,780,282
                                          ----------  ----------
                                          $5,198,910  $7,009,782
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       -----------      --------

REVENUES:
  Oil and gas sales                     $  941,832      $815,774
  Interest and other income                  4,537         2,709
  Gain (loss) on sale of oil and
   gas properties                      (     4,257)           26
                                        ----------      --------
                                        $  942,112      $818,509

COSTS AND EXPENSES:
  Lease operating                       $  146,837      $145,329
  Production tax                            70,499        58,675
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              206,438       319,903
  Impairment provision                   1,696,418           -
  General and administrative (Note 2)       80,674        79,671
                                        ----------      --------
                                        $2,200,866      $603,578
                                        ----------      --------

NET INCOME (LOSS)                      ($1,258,754)     $214,931
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   12,950      $ 23,407
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,271,704)     $191,524
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     5.20)     $    .78
                                        ==========      ========
UNITS OUTSTANDING                          244,536       244,536
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,258,754)     $214,931
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            206,438       319,903
   Impairment provision                  1,696,418           -
   (Gain) loss on sale of oil and
     gas properties                          4,257     (      26)
   Decrease in accounts receivable -
     General Partner                        40,940           -
   (Increase) decrease in accounts
     receivable - oil and gas sales        149,392     (  30,280)
   Increase in accounts payable -
     General Partner                         1,931           -
   Decrease in accounts payable        (    10,921)    (  34,890)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  829,701      $469,638

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($      378)     $    -
  Proceeds from sale of oil and
   gas properties                              -           2,998
                                        ----------      --------
  Net cash provided (used) by
   investing activities                ($      378)     $  2,998

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  543,128)    ($345,261)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  543,128)    ($345,261)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  286,195      $127,375

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      537,233       319,730
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  823,428      $447,105
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  488,271  $  319,245
  Accounts receivable:
   General Partner (Note 2)                      333         -
   Oil and gas sales                         376,998     425,312
                                          ----------  ----------
       Total current assets               $  865,602  $  744,557

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            2,424,880   3,470,494

DEFERRED CHARGE                               26,139      26,139
                                          ----------  ----------
                                          $3,316,621  $4,241,190
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   64,100  $  112,221
  Gas imbalance payable                        5,694       5,694
                                          ----------  ----------
       Total current liabilities          $   69,794  $  117,915

ACCRUED LIABILITY                         $  220,286  $  220,286

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($   60,685)($   50,214)
  Limited Partners, issued and
   outstanding, 131,008 units              3,087,226   3,953,203
                                          ----------  ----------
       Total Partners' capital            $3,026,541  $3,902,989
                                          ----------  ----------
                                          $3,316,621  $4,241,190
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  771,050      $534,536
  Interest and other income                  2,435         1,684
  Gain on sale of oil and
   gas properties                            1,980           -
                                        ----------      --------
                                        $  775,465      $536,220

COSTS AND EXPENSES:
  Lease operating                       $  178,226      $160,800
  Production tax                            56,556        37,140
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              114,798       169,402
  Impairment provision                     932,243           -
  General and administrative (Note 2)       43,344        42,900
                                        ----------      --------
                                        $1,325,167      $410,242
                                        ----------      --------

NET INCOME (LOSS)                      ($  549,702)     $125,978
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   14,275      $ 12,991
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  563,977)     $112,987
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.30)     $    .86
                                        ==========      ========
UNITS OUTSTANDING                          131,008       131,008
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($549,702)     $125,978
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            114,798       169,402
   Impairment provision                    932,243           -
   Gain on sale of oil and gas
     properties                          (   1,980)          -
   Increase in accounts receivable -
     General Partner                     (     333)          -
   Decrease in accounts receivable -
     oil and gas sales                      48,314        48,501
   Decrease in accounts payable          (  48,121)    (   7,001)
                                          --------      --------
  Net cash provided by operating
   activities                             $495,219      $336,880

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  1,760)    ($ 10,707)
  Proceeds from sale of oil and gas
   properties                                2,313           -
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $    553     ($ 10,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($326,746)    ($214,380)
                                          --------      --------
  Net cash used by financing
   activities                            ($326,746)    ($214,380)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $169,026      $111,793

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,245       169,395
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $488,271      $281,188
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997         1996
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents            $ 1,671,519   $ 1,243,143
  Accounts receivable:
   Oil and gas sales                     1,359,979     1,554,748
                                       -----------   -----------

       Total current assets            $ 3,031,498   $ 2,797,891

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          9,474,388    12,822,109

DEFERRED CHARGE                            298,358       298,358
                                       -----------   -----------
                                       $12,804,244   $15,918,358
                                       ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   368,052   $   623,087
  Gas imbalance payable                    156,497       156,497
                                       -----------   -----------
       Total current liabilities       $   524,549   $   779,584

ACCRUED LIABILITY                      $   355,235   $   355,235

PARTNERS' CAPITAL (DEFICIT):
  General Partner                     ($   218,507) ($   187,947)
  Limited Partners, issued and
   outstanding, 418,266 units           12,142,967    14,971,486
                                       -----------   -----------
       Total Partners' capital         $11,924,460   $14,783,539
                                       -----------   -----------
                                       $12,804,244   $15,918,358
                                       ===========   ===========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,929,978    $2,032,200
  Interest and other income                  9,012         7,520
                                        ----------    ----------
                                        $2,938,990    $2,039,720

COSTS AND EXPENSES:
  Lease operating                       $  923,981    $  846,722
  Production tax                           208,474       135,744
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              490,082       485,401
  Impairment provision                   2,893,741           -
  General and administrative (Note 2)      137,045       136,353
                                        ----------    ----------
                                        $4,653,323    $1,604,220
                                        ----------    ----------

NET INCOME (LOSS)                      ($1,714,333)   $  435,500
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   49,186    $   41,191
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,763,519)   $  394,309
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     4.22)   $      .94
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,714,333)   $  435,500
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            490,082       485,401
   Impairment provision                  2,893,741           -
   Decrease in accounts receivable         194,769       328,595
   Decrease in accounts payable        (   255,035)  (    57,397)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,609,224    $1,192,099

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   36,102)   $      -
  Proceeds from sale of oil and
   gas properties                              -             193
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   36,102)   $      193

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,144,746)  ($  739,190)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,144,746)  ($  739,190)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  428,376    $  453,102

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    1,243,143       665,050
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,671,519    $1,118,152
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  817,479  $  504,658
  Accounts receivable:
   Oil and gas sales                         488,205     661,215
                                          ----------  ----------
       Total current assets               $1,305,684  $1,165,873

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            4,154,731   7,307,487

DEFERRED CHARGE                              159,453     159,453
                                          ----------  ----------
                                          $5,619,868  $8,632,813
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  155,290  $  168,316
  Gas imbalance payable                      109,044     109,044
                                          ----------  ----------
       Total current liabilities          $  264,334  $  277,360

ACCRUED LIABILITY                         $  142,686  $  142,686

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  137,110)($   97,523)
  Limited Partners, issued and
   outstanding, 221,484 units              5,349,958   8,310,290
                                          ----------  ----------
       Total Partners' capital            $5,212,848  $8,212,767
                                          ----------  ----------
                                          $5,619,868  $8,632,813
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Oil and gas sales                     $  933,987      $720,068
  Interest and other income                  4,578         2,491
                                        ----------      --------
                                        $  938,565      $722,559

COSTS AND EXPENSES:
  Lease operating                       $  284,831      $270,345
  Production tax                            46,857        38,855
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              271,678       310,103
  Impairment provision                   2,884,405           -
  General and administrative (Note 2)       72,181        72,285
                                        ----------      --------
                                        $3,559,952      $691,588
                                        ----------      --------

NET INCOME (LOSS)                      ($2,621,387)     $ 30,971
                                        ==========      ========
GENERAL PARTNER - NET INCOME (LOSS)    ($    5,055)     $ 13,953
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($2,616,332)     $ 17,018
                                        ==========      ========
NET INCOME (LOSS) per unit             ($    11.81)     $    .08
                                        ==========      ========
UNITS OUTSTANDING                          221,484       221,484
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($2,621,387)     $ 30,971
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            271,678       310,103
   Impairment provision                  2,884,405           -
   (Increase) decrease in accounts
     receivable                            173,010     (  51,354)
   Decrease in accounts payable        (    13,026)    (  31,633)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  694,680      $258,087

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    3,327)     $    -
  Proceeds from sale of oil and
   gas properties                              -           1,961
                                        ----------      --------
  Net cash provided (used) by
   investing activities                ($    3,327)     $  1,961

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  378,532)    ($290,373)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  378,532)    ($290,373)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  312,821     ($ 30,325)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      504,658       324,616
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  817,479      $294,291
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  515,675   $  315,955
  Accounts receivable:
   Oil and gas sales                        306,920      408,115
                                         ----------   ----------
       Total current assets              $  822,595   $  724,070

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,554,505    4,150,885

DEFERRED CHARGE                             102,775      102,775
                                         ----------   ----------
                                         $3,479,875   $4,977,730
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   92,139   $   99,540
  Gas imbalance payable                      54,219       54,219
                                         ----------   ----------
       Total current liabilities         $  146,358   $  153,759

ACCRUED LIABILITY                        $   86,853   $   86,853

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   79,450) ($   58,669)
  Limited Partners, issued and
   outstanding, 121,925 units             3,326,114    4,795,787
                                         ----------   ----------
       Total Partners' capital           $3,246,664   $4,737,118
                                         ----------   ----------
                                         $3,479,875   $4,977,730
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------     --------

REVENUES:
  Oil and gas sales                     $  573,117      $456,065
  Interest and other income                  2,961         1,296
  Gain on sale of oil and gas
   properties                                  -             236
                                        ----------      --------
                                        $  576,078      $457,597

COSTS AND EXPENSES:
  Lease operating                       $  187,018      $179,140
  Production tax                            28,167        24,329
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              152,513       195,317
  Impairment provision                   1,449,404           -
  General and administrative (Note 2)       39,760        39,756
                                        ----------      --------
                                        $1,856,862      $438,542
                                        ----------      --------

NET INCOME (LOSS)                      ($1,280,784)     $ 19,055
                                        ==========      ========
GENERAL PARTNER - NET INCOME (LOSS)    ($      111)     $  8,765
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,280,673)     $ 10,290
                                        ==========      ========
NET INCOME (LOSS) per unit             ($    10.50)     $    .08
                                        ==========      ========
UNITS OUTSTANDING                          121,925       121,925
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,280,784)     $ 19,055
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            152,513       195,317
   Impairment provision                  1,449,404           -
   Gain on sale of oil and gas
     properties                                -       (     236)
   (Increase) decrease in accounts
     receivable                            101,195     (  32,825)
   Decrease in accounts payable        (     7,401)    (  19,932)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  414,927      $161,379

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    5,537)    ($    257)
  Proceeds from sale of oil and
   gas properties                              -             236
                                        ----------      --------
  Net cash used by investing
   activities                          ($    5,537)    ($     21)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  209,670)    ($190,191)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  209,670)    ($190,191)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  199,720     ($ 28,833)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      315,955       188,474
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  515,675      $159,641
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996 and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the net oil and gas properties as a whole exceeded the estimated undiscounted future net revenues of the properties, an impairment provision would be recorded for the excess amount. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the first quarter of 1997 pursuant to SFAS No. 121 as follows:



                Partnership               Amount
                -----------            ------------
                   III-A               $1,617,006
                   III-B                  738,122
                   III-C                1,696,418
                   III-D                  932,243
                   III-E                2,893,741
                   III-F                2,884,405
                   III-G                1,449,404

     The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $10,886              $ 69,468
             III-B               5,822                36,405
             III-C              16,321                64,353
             III-D               8,868                34,476
             III-E              26,975               110,070
             III-F              13,897                58,284
             III-G               7,675                32,085

     Affiliates   of  the   Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the III-C Partnership represented proceeds due to the III-C Partnership for the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was collected by the III-C Partnership.

     The receivable from the General Partner at March 31, 1997 for the III-A, III-B, and III-D Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties. Subsequent to March 31, 1997 such receivable was collected by the III-A, III-B, and III-D Partnerships.

     The payable to the General Partner at March 31, 1997 for the III-C Partnership represents an adjustment of previously recognized proceeds for the sale of oil and gas properties. Subsequent to March 31, 1997 the III-C Partnership repaid this liability.

ITEM 2:   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1997 reflect an increase in total revenues compared to the same periods in 1996. Management believes this increase generally resulted from an increase in oil and gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices.

     PARTNERSHIP III-A

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,

                                     ----------------------------
                                         1997              1996
                                      ----------         --------
      Oil and gas sales               $1,015,744         $909,970
      Oil and gas production expenses $  202,727         $209,750
      Barrels produced                    11,134           12,622
      Mcf produced                       285,768          367,235
      Average price/Bbl               $    21.73         $  19.30
      Average price/Mcf               $     2.71         $   1.81

     As shown in the table above, total oil and gas sales increased $105,774 (11.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $27,000 and $257,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $29,000 and $147,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,488 barrels and 81,467 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive gas balancing adjustment made by the operator on one well during the three months ended March 31, 1996, (ii) normal declines in production due to diminished gas reserves on several wells, and (iii) the sale of one gas producing well during 1996. Average oil and gas prices increased to $21.73 per barrel and $2.71 per Mcf, respectively, for the three months ended March 31, 1997 from $19.30 per barrel and $1.81 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,023 (3.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 20.0% for the three months ended March 31, 1997 from 23.1% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $101,230 (29.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 24.4% for the three months ended March 31, 1997 from 38.4% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-A Partnership's adoption of SFAS No. 121. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,432,362 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses decreased $6,029 (7.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from a decrease in both professional fees and printing and postage expenses during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended March 31, 1997 from 9.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The  Limited Partners  have received  cash  distributions through
     March  31,  1997  totaling   $21,161,701  or  80.17%  of  Limited
     Partners' capital contributions.

     PARTNERSHIP III-B

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $593,107         $519,882
      Oil and gas production expenses   $128,284         $110,366
      Barrels produced                     9,657            9,751
      Mcf produced                       142,015          184,757
      Average price/Bbl                 $  21.81         $  19.28
      Average price/Mcf                 $   2.69         $   1.80

     As shown in the table above, total oil and gas sales increased $73,225 (14.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $24,000 and $126,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $77,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 94 barrels and 42,742 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive gas balancing adjustment made by the operator on one well during the three months ended March 31, 1996, (ii) normal declines in production due to diminished gas reserves on several wells, and (iii) the sale of one gas producing well during 1996. Average oil and gas prices increased to $21.81 per barrel and $2.69 per Mcf, respectively, for the three months ended March 31, 1997 from $19.28 per barrel and $1.80 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,918 (16.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) an increase in general repair and maintenance expenses incurred on several wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 21.6% for the three months ended March 31, 1997 as compared to 21.2% for the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $54,903 (28.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 23.5% for the three months ended March 31, 1997 from 37.4% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-B Partnership recognized a non-cash charge against earnings of $738,122 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-B Partnership's adoption of SFAS No. 121. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $660,469 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses decreased $3,426 (7.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from a decrease in both professional fees and printing and postage expenses during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.1% for the three months ended March 31, 1997 as compared to 8.8% for the three months ended March 31, 1996.

     The  Limited Partners  have received  cash distributions  through
     March  31,  1997  totaling   $12,353,353  or  89.30%  of  Limited
     Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $941,832         $815,774
      Oil and gas production expenses   $217,336         $204,004
      Barrels produced                     6,734            8,029
      Mcf produced                       310,482          376,476
      Average price/Bbl                 $  21.45         $  18.34
      Average price/Mcf                 $   2.57         $   1.78

     As shown in the table above, total oil and gas sales increased $126,058 (15.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $21,000 and $245,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $24,000 and $117,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,295 barrels and 65,994 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on several wells, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997, and (iii) the sale of one oil producing well during 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997, and (iii) a positive prior period volume adjustment made by the purchaser on another well during the three months ended March 31, 1996. Average oil and gas prices increased to $21.45 per barrel and $2.57 per Mcf, respectively, for the three months ended March 31, 1997 from $18.34 per barrel and $1.78 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,332 (6.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.1% for the three months ended March 31, 1997 as compared to 25.0% for the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $113,465 (35.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 21.9% for the three months ended March 31, 1997 from 39.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-C Partnership recognized a non-cash charge against earnings of $1,696,418 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-C Partnership's adoption of SFAS No. 121. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,462,147 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.6% for the three months ended March 31, 1997 as compared to 9.8% for the three months ended March 31, 1996.

     The  Limited Partners  have  received cash  distributions through
     March  31,  1997  totaling   $13,430,795  or  54.92%  of  Limited
     Partners' capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $771,050         $534,536
      Oil and gas production expenses   $234,782         $197,940
      Barrels produced                    12,442           10,878
      Mcf produced                       186,257          202,914
      Average price/Bbl                 $  21.61         $  18.10
      Average price/Mcf                 $   2.70         $   1.66

     As shown in the table above, total oil and gas sales increased $236,514 (44.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $44,000 and $194,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $28,000 was related to an increase in volumes of oil sold, partially offset by a decrease of approximately $28,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,564 barrels, while volumes of gas sold decreased 16,657 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $21.61 per barrel and $2.70 per Mcf, respectively, for the three months ended March 31, 1997 from

     $18.10 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,842 (18.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) an increase in general repairs and maintenance expenses incurred on one well during the three months ended March 31, 1997, partially offset by the decrease in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31,
     1996. As a percentage of oil and gas sales, these expenses decreased to 30.4% for the three months ended March 31, 1997 from 37.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $54,604 (32.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.9% for the three months ended March 31, 1997 from 31.7% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-D Partnership recognized a non-cash charge against earnings of $932,243 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-D Partnership's adoption of SFAS No. 121. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $446,423 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 5.6% for the three months ended March 31, 1997 from 8.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $6,445,669 or 49.20% of Limited Partners' capital contributions.

     PARTNERSHIP III-E

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $2,929,978       $2,032,200
      Oil and gas production expenses $1,132,455       $  982,466
      Barrels produced                    73,819           58,063
      Mcf produced                       567,565          528,853
      Average price/Bbl               $    21.66       $    18.11
      Average price/Mcf               $     2.35       $     1.85

     As shown in the table above, total oil and gas sales increased $897,778 (44.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $262,000 and $284,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $285,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 15,756 barrels and 38,712 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase in volumes of oil sold resulted primarily from increased production on one well due to a workover performed during the three months ended March 31, 1996 which increased production capabilities. Average oil and gas prices increased to $21.66 per barrel and $2.35 per Mcf, respectively, for the three months ended March 31, 1997 from $18.11 per barrel and $1.85 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $149,989 (15.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from the increases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 38.7% for the three months ended March 31, 1997 from 48.3% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 16.7% for the three months ended March 31, 1997 from 23.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-E Partnership recognized a non-cash charge against earnings of $2,893,741 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-E Partnership's adoption of SFAS No. 121. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $850,966 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 4.7% for the three months ended March 31, 1997 from 6.7% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited  Partners have  received  cash distributions  through
     March  31,  1997  totaling   $23,912,016  or  57.17%  of  Limited
     Partners' capital contributions.


     PARTNERSHIP III-F

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $933,987         $720,068
      Oil and gas production expenses   $331,688         $309,200
      Barrels produced                    16,395           19,139
      Mcf produced                       246,984          231,008
      Average price/Bbl                 $  21.12         $  17.98
      Average price/Mcf                 $   2.38         $   1.63

     As shown in the table above, total oil and gas sales increased $213,919 (29.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $51,000 and $185,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $26,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $49,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,744 barrels, while volumes of gas sold increased 15,976 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $21.12 per barrel and $2.38 per Mcf, respectively, for the three months ended March 31, 1997 from $17.98 per barrel and $1.63 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,488 (7.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 35.5% for the three months ended March 31, 1997 from 42.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $38,425 (12.4%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 29.1% for the three months ended March 31, 1997 from 43.1% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-F Partnership's adoption of SFAS No. 121. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $806,386 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended March 31, 1997 from 10.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $8,710,904 or 39.33% of Limited Partners' capital contributions.

     PARTNERSHIP III-G

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three months ended March 31,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $573,117         $456,065
      Oil and gas production expenses   $215,185         $203,469
      Barrels produced                    12,060           14,076
      Mcf produced                       131,897          124,810
      Average price/Bbl                 $  21.13         $  18.01
      Average price/Mcf                 $   2.41         $   1.62

     As shown in the table above, total oil and gas sales increased $117,052 (25.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $38,000 and $104,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $11,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $36,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,016 barrels, while volumes of gas sold increased 7,087 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $21.13 per barrel and $2.41 per Mcf, respectively, for the three months ended March 31, 1997 from $18.01 per barrel and $1.62 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,716 (5.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 37.5% for the three months ended March 31, 1997 from 44.6% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $42,804 (21.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) the decrease in volumes of oil sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 26.6% for the three months ended March 31, 1997 from 42.8% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-G Partnership's adoption of SFAS No. 121. Of this amount, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $438,666 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.9% for the three months ended March 31, 1997 as compared to 8.7% for the three months ended March 31, 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $4,358,287 or 35.75% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.


     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during first quarter of 1997:

          Date of event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Items included:
               Item 5 - Other Events
               Item 7 - Exhibits

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

                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  May 12, 1997           By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  May 12, 1997           By:    /s/Patrick M. Hall
                                 --------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.