Form 10-Q
period 1997-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1997-08-13
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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
                              (Unaudited)

                                ASSETS
                                          June 30,   December 31,
                                            1997        1996
                                        ------------ -----------

CURRENT ASSETS:
  Cash and cash equivalents              $1,142,346   $  610,116
  Accounts receivable:
   Oil and gas sales                        505,201      680,167
                                         ----------   ----------
       Total current assets              $1,647,547   $1,290,283

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,733,840    5,360,656

DEFERRED CHARGE                             244,220      244,220
                                         ----------   ----------
                                         $4,625,607   $6,895,159
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   45,901   $   50,726
  Gas imbalance payable                      76,797       76,797
                                         ----------   ----------
       Total current liabilities         $  122,698   $  127,523

ACCRUED LIABILITY                        $   80,396   $   80,396

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  225,906) ($  198,911)
  Limited Partners, issued and
   outstanding, 263,976 units             4,648,419    6,886,151
                                         ----------   ----------
       Total Partners' capital           $4,422,513   $6,687,240
                                         ----------   ----------
                                         $4,625,607   $6,895,159
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                          --------    -----------

REVENUES:
  Oil and gas sales                       $850,857    $  996,946
  Interest and other income                  8,201         5,088
  Gain on sale of oil and gas
   properties                               11,503           -
                                          --------    ----------
                                          $870,561    $1,002,034

COSTS AND EXPENSES:
  Lease operating                         $131,357    $  185,960
  Production tax                            76,143        70,969
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              237,375       357,281
  General and administrative (Note 2)       84,383        78,431
                                          --------    ----------
                                          $529,258    $  692,641
                                          --------    ----------

NET INCOME                                $341,303    $  309,393
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 26,150    $   29,507
                                          ========    ==========
LIMITED PARTNERS - NET INCOME             $315,153    $  279,886
                                          ========    ==========
NET INCOME per unit                       $   1.19    $     1.06
                                          ========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                          ========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    -----------

REVENUES:
  Oil and gas sales                     $1,866,601    $1,906,916
  Interest and other income                 13,478         9,820
  Gain (loss) on sale of oil and
   gas properties                      (    10,455)          150
                                        ----------    ----------
                                        $1,869,624    $1,916,886

COSTS AND EXPENSES:
  Lease operating                       $  261,989    $  330,390
  Production tax                           148,238       136,289
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              485,351       706,487
  Impairment provision                   1,617,006           -
  General and administrative (Note 2)      164,737       164,814
                                        ----------    ----------
                                        $2,677,321    $1,337,980
                                        ----------    ----------

NET INCOME (LOSS)                      ($  807,697)   $  578,906
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   43,035    $   56,714
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  850,732)   $  522,192
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     3.22)   $     1.98
                                        ==========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  807,697)   $  578,906
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            485,351       706,487
   Impairment provision                  1,617,006
   (Gain) loss on sale of oil and
     gas properties                         10,455   (       150)
   Decrease in accounts receivable -
     oil and gas sales                     174,966         7,787
   Decrease in accounts payable        (     4,825)  (    32,550)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,475,256    $1,260,480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  $      -     ($    1,320)
  Proceeds from sale of oil and
   gas properties                          514,004           150
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $  514,004   ($    1,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,457,030)  ($1,221,860)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,457,030)  ($1,221,860)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  532,230    $   37,450

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      610,116       560,906
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,142,346    $  598,356
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  617,289   $  376,603
  Accounts receivable:
   Oil and gas sales                        299,367      396,970
                                         ----------   ----------
       Total current assets              $  916,656   $  773,573

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           1,581,829    2,854,520

DEFERRED CHARGE                             144,819      144,819
                                         ----------   ----------
                                         $2,643,304   $3,772,912
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   26,824   $   27,983
  Gas imbalance payable                      26,735       26,735
                                         ----------   ----------
       Total current liabilities         $   53,559   $   54,718

ACCRUED LIABILITY                        $   38,690   $   38,690

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  110,112) ($   97,092)
  Limited Partners, issued and
   outstanding, 138,336 units             2,661,167    3,776,596
                                         ----------   ----------
       Total Partners' capital           $2,551,055   $3,679,504
                                         ----------   ----------
                                         $2,643,304   $3,772,912
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Oil and gas sales                       $501,249      $566,244
  Interest and other income                  4,541         2,787
  Gain on sale of oil and gas
   properties                                2,520           -
                                          --------      --------
                                          $508,310      $569,031

COSTS AND EXPENSES:
  Lease operating                         $ 72,004      $100,837
  Production tax                            43,524        41,189
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              136,406       198,928
  General and administrative (Note 2)       44,220        41,226
                                          --------      --------
                                          $296,154      $382,180
                                          --------      --------

NET INCOME                                $212,156      $186,851
                                          ========      ========
GENERAL PARTNER - NET                     $ 15,837      $ 17,161
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $196,319      $169,690
                                          ========      ========
NET INCOME per unit                       $   1.42      $   1.23
                                          ========      ========
UNITS OUTSTANDING                          138,336       138,336
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       -----------    ----------

REVENUES:
  Oil and gas sales                     $1,094,356    $1,086,126
  Interest and other income                  7,661         5,394
  Gain (loss) on sale of oil and
   gas properties                      (     7,673)           63
                                        ----------    ----------
                                        $1,094,344    $1,091,583

COSTS AND EXPENSES:
  Lease operating                       $  158,262    $  172,694
  Production tax                            85,550        79,698
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              275,709       393,134
  Impairment provision                     738,122           -
  General and administrative (Note 2)       86,447        86,879
                                        ----------    ----------
                                        $1,344,090    $  732,405
                                        ----------    ----------

NET INCOME (LOSS)                      ($  249,746)   $  359,178
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   27,683    $   33,415
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  277,429)   $  325,763
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.01)   $     2.35
                                        ==========    ==========
UNITS OUTSTANDING                          138,336       138,336
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)
                                            1997          1996
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($249,746)     $359,178
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            275,709       393,134
   Impairment provision                    738,122           -
   (Gain) loss on sale of oil and
     gas properties                          7,673     (      63)
   Decrease in accounts receivable -
     oil and gas sales                      97,603        15,211
   Decrease in accounts payable          (   1,159)    (  18,999)
                                          --------      --------
  Net cash provided by operating
   activities                             $868,202      $748,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 19,329)
  Proceeds from sale of oil and
   gas properties                          251,187            63
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $251,187     ($ 19,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($878,703)    ($723,161)
                                          --------      --------
  Net cash used by financing
   activities                            ($878,703)    ($723,161)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  CASH EQUIVALENTS                        $240,686      $  6,034

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      376,603       311,585
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $617,289      $317,619
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents               $  609,792  $  537,233
  Accounts receivable:
   General Partner (Note 2)                    5,854      40,940
   Oil and gas sales                         440,931     627,697
                                          ----------  ----------
       Total current assets               $1,056,577  $1,205,870

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            3,548,618   5,727,898

DEFERRED CHARGE                               76,014      76,014
                                          ----------  ----------
                                          $4,681,209  $7,009,782
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   41,976  $   57,357
  Gas imbalance payable                       30,749      30,749
                                          ----------  ----------
       Total current liabilities          $   72,725  $   88,106

ACCRUED LIABILITY                         $  141,394  $  141,394

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  174,482)($  143,741)
  Limited Partners, issued and
   outstanding, 244,536 units              4,641,572   6,924,023
                                          ----------  ----------
       Total Partners' capital            $4,467,090  $6,780,282
                                          ----------  ----------
                                          $4,681,209  $7,009,782
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Oil and gas sales                       $658,254      $799,897
  Interest and other income                  6,155         3,792
  Gain on sale of oil and gas
   properties                               59,929           -
                                          --------      --------
                                          $724,338      $803,689

COSTS AND EXPENSES:
  Lease operating                         $105,808      $135,484
  Production tax                            49,743        57,825
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              180,778       297,995
  General and administrative (Note 2)       77,297        72,668
                                          --------      --------
                                          $413,626      $563,972
                                          --------      --------

NET INCOME                                $310,712      $239,717
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 22,166      $ 23,716
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $288,546      $216,001
                                          ========      ========
NET INCOME per unit                       $   1.18      $    .88
                                          ========      ========
UNITS OUTSTANDING                          244,536       244,536
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       -----------    ----------

REVENUES:
  Oil and gas sales                     $1,600,086    $1,615,671
  Interest and other income                 10,692         6,501
  Gain on sale of oil and gas
   properties                               55,672            26
                                        ----------    ----------
                                        $1,666,450    $1,622,198

COSTS AND EXPENSES:
  Lease operating                       $  252,645    $  280,813
  Production tax                           120,242       116,500
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              387,216       617,898
  Impairment provision                   1,696,418           -
  General and administrative (Note 2)      157,971       152,339
                                        ----------    ----------
                                        $2,614,492    $1,167,550
                                        ----------    ----------

NET INCOME (LOSS)                      ($  948,042)   $  454,648
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   35,409    $   47,123
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  983,451)   $  407,525
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     4.02)   $     1.67
                                        ==========    ==========
UNITS OUTSTANDING                          244,536       244,536
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  948,042)     $454,648
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            387,216       617,898
   Impairment provision                  1,696,418           -
   Gain on sale of oil and gas
     properties                        (    55,672)    (      26)
   Decrease in accounts receivable -
     General Partner                        35,086           -
   (Increase) decrease in accounts
     receivable - oil and gas sales        186,766     (  50,992)
   Decrease in accounts payable        (    15,381)    (  37,385)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,286,391      $984,143

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  $      -       ($ 15,098)
  Proceeds from sale of oil and
   gas properties                          151,318            26
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $  151,318     ($ 15,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,365,150)    ($793,615)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,365,150)    ($793,615)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   72,559      $175,456

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      537,233       319,730
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  609,792      $495,186
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  320,768  $  319,245
  Accounts receivable:
   Oil and gas sales                         329,700     425,312
                                          ----------  ----------
       Total current assets               $  650,468  $  744,557

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            2,322,692   3,470,494

DEFERRED CHARGE                               26,139      26,139
                                          ----------  ----------
                                          $2,999,299  $4,241,190
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   55,866  $  112,221
  Gas imbalance payable                        5,694       5,694
                                          ----------  ----------
       Total current liabilities          $   61,560  $  117,915

ACCRUED LIABILITY                         $  220,286  $  220,286

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($   63,091)($   50,214)
  Limited Partners, issued and
   outstanding, 131,008 units              2,780,544   3,953,203
                                          ----------  ----------
       Total Partners' capital            $2,717,453  $3,902,989
                                          ----------  ----------
                                          $2,999,299  $4,241,190
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $490,474      $562,880
  Interest and other income                  3,982         2,189
  Gain on sale of oil and
   gas properties                           18,488           -
                                          --------      --------
                                          $512,944      $565,069

COSTS AND EXPENSES:
  Lease operating                         $146,648      $152,858
  Production tax                            33,046        39,541
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              102,659       104,074
  General and administrative (Note 2)       41,933        39,041
                                          --------      --------
                                          $324,286      $335,514
                                          --------      --------

NET INCOME                                $188,658      $229,555
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 13,340      $ 15,531
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $175,318      $214,024
                                          ========      ========
NET INCOME per unit                       $   1.34      $   1.63
                                          ========      ========
UNITS OUTSTANDING                          131,008       131,008
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,261,524    $1,097,416
  Interest and other income                  6,417         3,873
  Gain on sale of oil and
   gas properties                           20,468           -
                                        ----------    ----------
                                        $1,288,409    $1,101,289

COSTS AND EXPENSES:
  Lease operating                       $  324,874    $  313,658
  Production tax                            89,602        76,681
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              217,457       273,476
  Impairment provision                     932,243           -
  General and administrative (Note 2)       85,277        81,941
                                        ----------    ----------
                                        $1,649,453    $  745,756
                                        ----------    ----------

NET INCOME (LOSS)                      ($  361,044)   $  355,533
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   27,615    $   28,522
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  388,659)   $  327,011
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.97)   $     2.50
                                        ==========    ==========
UNITS OUTSTANDING                          131,008       131,008
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($361,044)     $355,533
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            217,457       273,476
   Impairment provision                    932,243           -
   Gain on sale of oil and gas
     properties                          (  20,468)          -
   Decrease in accounts receivable -
     oil and gas sales                      95,612        19,952
   Decrease in accounts payable          (  56,355)    (  11,150)
                                          --------      --------
  Net cash provided by operating
   activities                             $807,445      $637,811

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  3,630)    ($ 16,005)
  Proceeds from sale of oil and gas
   properties                               22,200           -
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $ 18,570     ($ 16,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($824,492)    ($500,263)
                                          --------      --------
  Net cash used by financing
   activities                            ($824,492)    ($500,263)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $  1,523      $121,543

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,245       169,395
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $320,768      $290,938
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1997         1996
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents            $ 1,111,235   $ 1,243,143
  Accounts receivable:
   Oil and gas sales                     1,301,477     1,554,748
                                       -----------   -----------

       Total current assets            $ 2,412,712   $ 2,797,891

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          9,047,695    12,822,109

DEFERRED CHARGE                            298,358       298,358
                                       -----------   -----------
                                       $11,758,765   $15,918,358
                                       ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   351,702   $   623,087
  Gas imbalance payable                    156,497       156,497
                                       -----------   -----------
       Total current liabilities       $   508,199   $   779,584

ACCRUED LIABILITY                      $   355,235   $   355,235

PARTNERS' CAPITAL (DEFICIT):
  General Partner                     ($   224,834) ($   187,947)
  Limited Partners, issued and
   outstanding, 418,266 units           11,120,165    14,971,486
                                       -----------   -----------
       Total Partners' capital         $10,895,331   $14,783,539
                                       -----------   -----------
                                       $11,758,765   $15,918,358
                                       ===========   ===========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,106,131    $2,123,185
  Interest and other income                 14,349         8,656
  Loss on sale of oil and gas
   properties                          (       310)          -
                                        ----------    ----------
                                        $2,120,170    $2,131,841

COSTS AND EXPENSES:
  Lease operating                       $  878,585    $  924,800
  Production tax                           146,797       146,665
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              439,561       478,518
  General and administrative (Note 2)      134,109       124,033
                                        ----------    ----------
                                        $1,599,052    $1,674,016
                                        ----------    ----------

NET INCOME                              $  521,118    $  457,825
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   42,920    $   42,032
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  478,198    $  415,793
                                        ==========    ==========
NET INCOME per unit                     $     1.14    $      .99
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $5,036,109    $4,155,385
  Interest and other income                 23,361        16,176
  Loss on sale of oil and gas
   properties                          (       310)          -
                                        ----------    ----------
                                        $5,059,160    $4,171,561

COSTS AND EXPENSES:
  Lease operating                       $1,802,566    $1,771,522
  Production tax                           355,271       282,409
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              929,643       963,919
  Impairment provision                   2,893,741           -
  General and administrative (Note 2)      271,154       260,386
                                        ----------    ----------
                                        $6,252,375    $3,278,236
                                        ----------    ----------

NET INCOME (LOSS)                      ($1,193,215)   $  893,325
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   92,106    $   83,223
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,285,321)   $  810,102
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     3.07)   $     1.94
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,193,215)   $  893,325
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            929,643       963,919
   Impairment provision                  2,893,741           -
   Loss on sale of oil and gas
     properties                                310           -
   Decrease in accounts receivable -
     oil and gas sales                     253,271       314,992
   Decrease in accounts payable        (   271,385)  (    31,713)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,612,365    $2,140,523

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   55,330)  ($   23,615)
  Proceeds from sale of oil and
   gas properties                            6,050           -
                                        ----------    ----------
  Net cash used by investing
   activities                          ($   49,280)  ($   23,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,694,993)  ($1,821,900)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,694,993)  ($1,821,900)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  131,908)   $  295,008

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    1,243,143       665,050
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,111,235    $  960,058
                                        ==========    ==========

          The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  487,228  $  504,658
  Accounts receivable:
   Oil and gas sales                         477,740     661,215
                                          ----------  ----------
       Total current assets               $  964,968  $1,165,873

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            3,891,649   7,307,487

DEFERRED CHARGE                              159,453     159,453
                                          ----------  ----------
                                          $5,016,070  $8,632,813
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  149,586  $  168,316
  Gas imbalance payable                      109,044     109,044
                                          ----------  ----------
       Total current liabilities          $  258,630  $  277,360

ACCRUED LIABILITY                         $  142,686  $  142,686

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  139,956)($   97,523)
  Limited Partners, issued and
   outstanding, 221,484 units              4,754,710   8,310,290
                                          ----------  ----------
       Total Partners' capital            $4,614,754  $8,212,767
                                          ----------  ----------
                                          $5,016,070  $8,632,813
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Oil and gas sales                       $691,158      $736,246
  Interest and other income                  6,846         2,613
  Loss on sale of oil and gas
   properties                            (     233)          -
                                          --------      --------
                                          $697,771      $738,859

COSTS AND EXPENSES:
  Lease operating                         $245,827      $362,323
  Production tax                            39,891        39,670
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              263,240       340,183
  General and administrative (Note 2)       70,982        65,817
                                          --------      --------
                                          $619,940      $807,993
                                          --------      --------

NET INCOME (LOSS)                         $ 77,831     ($ 69,134)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 14,079      $ 10,150
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 63,752     ($ 79,284)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .29     ($    .36)
                                          ========      ========
UNITS OUTSTANDING                          221,484       221,484
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,625,145    $1,456,314
  Interest and other income                 11,424         5,104
  Loss on sale of oil and gas
   properties                          (       233)          -
                                        ----------    ----------
                                        $1,636,336    $1,461,418

COSTS AND EXPENSES:
  Lease operating                       $  530,658    $  632,668
  Production tax                            86,748        78,525
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              534,918       650,286
  Impairment provision                   2,884,405           -
  General and administrative (Note 2)      143,163       138,102
                                        ----------    ----------
                                        $4,179,892    $1,499,581
                                        ----------    ----------

NET LOSS                               ($2,543,556)  ($   38,163)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $    9,024    $   24,103
                                        ==========    ==========
LIMITED PARTNERS - NET LOSS            ($2,552,580)  ($   62,266)
                                        ==========    ==========
NET LOSS per unit                      ($    11.52)  ($      .28)
                                        ==========    ==========
UNITS OUTSTANDING                          221,484       221,484
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             ($2,543,556)    ($ 38,163)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            534,918       650,286
   Impairment provision                  2,884,405           -
   Loss on sale of oil and gas
     properties                                233           -
   (Increase) decrease in accounts
     receivable - oil and gas sales        183,475     (  38,258)
   Decrease in accounts payable        (    18,730)    (   3,792)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,040,745      $570,073

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    9,285)    ($  6,005)
  Proceeds from sale of oil and
   gas properties                            5,567         6,307
                                        ----------      --------
  Net cash provided (used) by
   investing activities                ($    3,718)     $    302

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,054,457)    ($556,824)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,054,457)    ($556,824)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   17,430)     $ 13,551

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      504,658       324,616
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  487,228      $338,167
                                        ==========      ========

          The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  345,153   $  315,955
  Accounts receivable:
   Oil and gas sales                        296,152      408,115
                                         ----------   ----------
       Total current assets              $  641,305   $  724,070

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           2,405,367    4,150,885

DEFERRED CHARGE                             102,775      102,775
                                         ----------   ----------
                                         $3,149,447   $4,977,730
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   88,503   $   99,540
  Gas imbalance payable                      54,219       54,219
                                         ----------   ----------
       Total current liabilities         $  142,722   $  153,759

ACCRUED LIABILITY                        $   86,853   $   86,853

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   80,996) ($   58,669)
  Limited Partners, issued and
   outstanding, 121,925 units             3,000,868    4,795,787
                                         ----------   ----------
       Total Partners' capital           $2,919,872   $4,737,118
                                         ----------   ----------
                                         $3,149,447   $4,977,730
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------     --------

REVENUES:
  Oil and gas sales                       $434,013      $467,200
  Interest and other income                  4,431         1,359
  Gain on sale of oil and gas
   properties                                4,943         4,260
                                          --------      --------
                                          $443,387      $472,819

COSTS AND EXPENSES:
  Lease operating                         $158,170      $236,277
  Production tax                            24,255        24,777
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              147,683       209,401
  General and administrative (Note 2)       39,131        36,346
                                          --------      --------
                                          $369,239      $506,801
                                          --------      --------

NET INCOME (LOSS)                         $ 74,148     ($ 33,982)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,394      $  6,677
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 64,754     ($ 40,659)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .53     ($    .33)
                                          ========      ========
UNITS OUTSTANDING                          121,925       121,925
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------     --------

REVENUES:
  Oil and gas sales                     $1,007,130      $923,265
  Interest and other income                  7,392         2,655
  Gain on sale of oil and gas
   properties                                4,943         4,496
                                        ----------      --------
                                        $1,019,465      $930,416

COSTS AND EXPENSES:
  Lease operating                       $  345,188      $415,417
  Production tax                            52,422        49,106
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              300,196       404,718
  Impairment provision                   1,449,404           -
  General and administrative (Note 2)       78,891        76,102
                                        ----------      --------
                                        $2,226,101      $945,343
                                        ----------      --------

NET LOSS                               ($1,206,636)    ($ 14,927)
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $    9,283      $ 15,442
                                        ==========      ========
LIMITED PARTNERS - NET LOSS            ($1,215,919)    ($ 30,369)
                                        ==========      ========
NET LOSS per unit                      ($     9.97)    ($    .25)
                                        ==========      ========
UNITS OUTSTANDING                          121,925       121,925
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             ($1,206,636)    ($ 14,927)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            300,196       404,718
   Impairment provision                  1,449,404           -
   Gain on sale of oil and gas
     properties                        (     4,943)    (   4,496)
   (Increase) decrease in accounts
     receivable - oil and gas sales        111,963     (  27,805)
   Decrease in accounts payable        (    11,037)    (   3,408)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  638,947      $354,082

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   11,956)    ($  5,439)
  Proceeds from sale of oil and
   gas properties                           12,817         4,496
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $      861     ($    943)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  610,610)    ($349,919)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  610,610)    ($349,919)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   29,198      $  3,220

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      315,955       188,474
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  345,153      $191,694
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996 and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Depletion of  the  costs of  producing  oil and  gas  properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the six months ended June 30, 1997 pursuant to SFAS No. 121 as follows:

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $25,801              $138,936
             III-B              13,637                72,810
             III-C              29,265               128,706
             III-D              16,325                68,952

             III-E              51,014               220,140
             III-F              26,595               116,568
             III-G              14,721                64,170

     Affiliates   of   the   Partnerships  operate   certain   of  the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the III-C Partnership represented proceeds due to the III-C Partnership for the sale of oil and gas properties during the fourth quarter of 1996. Subsequent to December 31, 1996 such receivable was collected by the III-C Partnership.

     The receivable from the General Partner at June 30, 1997 for the III-C Partnership represents credits due to the III-C Partnership for general and administrative expenses. Subsequent to June 30, 1997 such receivable was collected by the III-C Partnership.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     The Partnerships' cash flows for the second quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended June 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-August 1997. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the six months ended June 30, 1997 reflect an increase in total revenues compared to the same periods in 1996. Management believes this increase generally resulted from an increase in oil and gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices.

     PARTNERSHIP III-A

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $850,857        $996,946
      Oil and gas production expenses   $207,500        $256,929
      Barrels produced                    10,493          12,660
      Mcf produced                       274,541         373,479
      Average price/Bbl                 $  18.88        $  20.04
      Average price/Mcf                 $   2.38        $   1.99

     As shown in the above table, total oil and gas sales decreased $146,089 (14.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $43,000 and $197,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $12,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $107,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,167 barrels and 98,938 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) the sale of several gas producing wells during 1996. Average oil prices decreased to $18.88 per barrel for the three months ended June 30, 1997 from $20.04 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.38 per Mcf for the three months ended June 30, 1997 from $1.99 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,429 (19.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 24.4% for the three months ended June 30, 1997 and 25.8% for the three months ended June 30, 1996.

     Depreciation,  depletion,  and   amortization  of  oil  and   gas
     properties decreased $119,906 (33.6%)  for the three months ended

     June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 27.9% for the three months ended June 30, 1997 from 35.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $5,952 (7.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.9% for the three months ended June 30, 1997 from 7.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                     Six Months Ended June 30,
                                     -------------------------
                                         1997           1996
                                      ----------     ----------
      Oil and gas sales               $1,866,601     $1,906,916
      Oil and gas production expenses $  410,227     $  466,679
      Barrels produced                    21,627         25,282
      Mcf produced                       560,309        740,714
      Average price/Bbl               $    20.35     $    19.67
      Average price/Mcf               $     2.55     $     1.90

     As shown in the above table, total oil and gas sales decreased $40,315 (2.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $72,000 and $343,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $15,000 and $364,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,655 barrels and 180,405 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells,
     (ii) the sale  of several  gas producing wells  during 1996,  and
     (iii) a positive gas balancing adjustment made by the operator on one well during the six months ended June 30, 1996. Average oil and gas prices increased to $20.35 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997 from $19.67 per barrel and $1.90 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $56,452 (12.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the six months ended June 30, 1997 from 24.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $221,136 (31.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 26.0% for the six months ended June 30, 1997 from 37.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-A Partnership's adoption of SFAS No. 121. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,432,362 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.8% for the six months ended June 30, 1997 and 8.6% for the six months ended June 30, 1996.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $22,017,701 or 83.41% of Limited Partners' capital contributions.

     PARTNERSHIP III-B

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $501,249        $566,244
      Oil and gas production expenses   $115,528        $142,026
      Barrels produced                     9,601           9,657
      Mcf produced                       138,193         191,237
      Average price/Bbl                 $  19.08        $  20.22
      Average price/Mcf                 $   2.30        $   1.94

     As shown in the above table, total oil and gas sales decreased $64,995 (11.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $103,000 was related to a decrease in volumes of gas sold and approximately $11,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $50,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 56 barrels and 53,044 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) the sale of several gas producing wells during 1996. Average oil prices decreased to $19.08 per barrel for the three months ended June 30, 1997 from $20.22 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.30 per Mcf for the three months ended June 30, 1997 from $1.94 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,498 (18.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 23.0% for the three months ended June 30, 1997 from 25.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $62,522 (31.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 27.2% for the three months ended June 30, 1997 from 35.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,994 (7.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 8.8% for the three months ended June 30, 1997 from 7.3% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,094,356       $1,086,126
      Oil and gas production expenses $  243,812       $  252,392
      Barrels produced                    19,258           19,408
      Mcf produced                       280,208          375,994
      Average price/Bbl               $    20.45       $    19.75
      Average price/Mcf               $     2.50       $     1.87

     As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While the average prices of oil and gas sold increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting increase in oil and gas sales was offset by decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 150 barrels and 95,786 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the sale of several gas producing wells during 1996, and (iii) a positive gas balancing adjustment made by the operator on one well during the six months ended June 30, 1996. Average oil and gas prices increased to $20.45 per barrel and $2.50 per Mcf, respectively, for the six months ended June 30, 1997 from $19.75 per barrel and $1.87 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,580 (3.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, partially offset by credits issued on one well during the six months ended June 30, 1996 for prior period rental expenses. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.3% for the six months ended June 30, 1997 and 23.2% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $117,425 (29.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 25.2% for the six months ended June 30, 1997 from 36.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The III-B Partnership recognized a non-cash charge against earnings of $738,122 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-B Partnership's adoption of SFAS No. 121. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $660,469 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.9% for the six months ended June 30, 1997 and 8.0% for the six months ended June 30, 1996.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $12,847,353 or 92.87% of Limited Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $658,254        $799,897
      Oil and gas production expenses   $155,551        $193,309
      Barrels produced                     6,448           6,651
      Mcf produced                       268,585         355,664
      Average price/Bbl                 $  20.11        $  20.60
      Average price/Mcf                 $   1.97        $   1.86

     As shown in the above table, total oil and gas sales decreased $141,643 (17.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $162,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $30,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 203 barrels and 87,079 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchasers on two wells during the three months ended June 30, 1997, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, and (iii) normal declines in production due to diminished gas reserves on several wells. Average oil prices decreased to $20.11 per barrel for the three months ended June 30, 1997 from $20.60 per barrel for the three months ended June 30, 1996, while average gas prices increased to $1.97 per Mcf for the three months ended June 30, 1997 from $1.86 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,758 (19.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.6% for the three months ended June 30, 1997 and 24.2% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $117,217 (39.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 27.5% for the three months ended June 30, 1997 from 37.3% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $4,629 (6.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense increased to 11.7% for the three months ended June 30, 1997 from 9.1% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,600,086     $1,615,671
      Oil and gas production expenses   $  372,887     $  397,313
      Barrels produced                      13,182         14,680
      Mcf produced                         579,067        732,140
      Average price/Bbl                 $    20.79     $    19.36
      Average price/Mcf                 $     2.29     $     1.82

     As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While the volumes of oil and gas sold decreased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting decrease in oil and gas sales was offset by increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,498 barrels and 153,073 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997, (ii) positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 1996, and (iii) normal declines in production due to diminished gas reserves on several wells. Average oil and gas prices increased to $20.79 per barrel and $2.29 per Mcf, respectively, for the six months ended June 30, 1997 from $19.36 per barrel and $1.82 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,426 (6.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, partially offset by credits issued on one well during the six months ended June 30, 1996 for prior period rental expenses. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.3% for the six months ended June 30, 1997 and 24.6% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $230,682 (37.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 24.2% for the six months ended June 30, 1997 from 38.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The III-C Partnership recognized a non-cash charge against earnings of $1,696,418 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-C Partnership's adoption of SFAS No. 121. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,462,147 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.9% for the six months ended June 30, 1997 and 9.4% for the six months ended June 30, 1996.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $14,227,795 or 58.18% of Limited Partners' capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $490,474         $562,880
      Oil and gas production expenses   $179,694         $192,399
      Barrels produced                     9,513           11,200
      Mcf produced                       176,235          175,787
      Average price/Bbl                 $  18.85         $  19.68
      Average price/Mcf                 $   1.77         $   1.95

     As shown in the table above, total oil and gas sales decreased $72,406 (12.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $8,000 and $32,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $33,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,687 barrels, while volumes of gas sold increased 448 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil and gas prices decreased to $18.85 per barrel and $1.77 per Mcf, respectively, for the three months ended June 30, 1997 from $19.68 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,705 (6.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the decrease in volumes of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales this expense increased to 36.6% for the three months ended June 30, 1997 from 34.2% for the three months ended June 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense increased to 20.9% for the three months ended June 30, 1997 from

     18.5% for the three months ended June 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,892 (7.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30,
     1996. As a percentage of oil and gas sales, these expenses increased to 8.5% for the three months ended June 30, 1997 from 6.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,261,524     $1,097,416
      Oil and gas production expenses   $  414,476     $  390,339
      Barrels produced                      21,955         22,078
      Mcf produced                         362,492        378,701
      Average price/Bbl                 $    20.42     $    18.90
      Average price/Mcf                 $     2.24     $     1.80

     As shown in the table above, total oil and gas sales increased $164,108 (15.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $33,000 and $159,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $29,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 123 barrels and 16,209 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.42 per barrel and $2.24 per Mcf, respectively, for the six months ended June 30, 1997 from $18.90 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,137 (6.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 32.9% for the six months ended June 30, 1997 from 35.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $56,019 (20.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 17.2% for the six months ended June 30, 1997 from 24.9% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The III-D Partnership recognized a non-cash charge against earnings of $932,243 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-D Partnership's adoption of SFAS No. 121. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $446,423 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the six months ended June 30, 1997 from 7.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $6,927,669 or 52.88% of Limited Partners' capital contributions.

     PARTNERSHIP III-E

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ----------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $2,106,131       $2,123,185
      Oil and gas production expenses $1,025,382       $1,071,465
      Barrels produced                    53,422           62,938
      Mcf produced                       585,780          487,162
      Average price/Bbl               $    18.22       $    19.38
      Average price/Mcf               $     1.93       $     1.85

     As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Any decrease in oil and gas sales related to the decreases in volumes and the average price of oil sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was offset by increases related to increases in volumes and the average price of gas sold. Volumes of oil sold decreased 9,516 barrels, while volumes of gas sold increased 98,618 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997, (ii) a negative prior period volume adjustment made by the purchaser on another well during the three months ended June 30, 1996, and (iii) increased production on one well due to a workover performed during the last half of 1996 in order to improve the recovery of reserves. Average oil prices decreased to $18.22 per barrel for the three months ended June 30, 1997 from $19.38 per barrel for the three months ended June 30, 1996. Average gas prices increased to $1.93 per Mcf for the three months ended June 30, 1997 from $1.85 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,083 (4.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a positive prior period adjustment made by the operator of one well during the three months ended June 30, 1997 related to ad valorem taxes and (ii) overall decreases in general repairs and maintenance expenses incurred on several wells during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, partially offset by the increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 48.7% for the three months ended June 30, 1997 from 50.5% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $38,957 (8.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining oil reserves at December 31, 1996, partially offset by the increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 20.9% for the three months ended June 30, 1997 from 22.5% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $10,076 (8.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 6.4% for the three months ended June 30, 1997 from 5.8% for the three months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in general and administrative expenses discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997          1996
                                        ----------    ----------
      Oil and gas sales                 $5,036,109    $4,155,385
      Oil and gas production expenses   $2,157,837    $2,053,931
      Barrels produced                     127,241       121,001
      Mcf produced                       1,153,345     1,061,015
      Average price/Bbl                 $    20.22    $    18.77
      Average price/Mcf                 $     2.14    $     1.85

     As shown in the table above, total oil and gas sales increased $880,724 (21.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $184,000 and $334,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $117,000 and $171,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 6,240 barrels and 92,330 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.22 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1997 from $18.77 per barrel and $1.85 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $103,906 (5.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from increases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 42.8% for the six months ended June 30, 1997 from 49.4% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $34,276 (3.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining oil reserves at December 31, 1996, partially offset by increases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 18.5% for the six months ended June 30, 1997 from 23.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     As set forth under "Results of Operations" above, the III-E Partnership recognized a non-cash charge against earnings of $2,893,741 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-E Partnership's adoption of SFAS No. 121. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $850,966 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the six months ended June 30, 1997 from 6.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $25,413,016 or 60.76% of Limited Partners' capital contributions.

     PARTNERSHIP III-F

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ----------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $691,158         $736,245
      Oil and gas production expenses   $285,718         $401,993
      Barrels produced                    18,583           18,820
      Mcf produced                       223,129          266,461
      Average price/Bbl                 $  18.86         $  19.16
      Average price/Mcf                 $   1.53         $   1.41

     As shown in the table above, total oil and gas sales decreased $45,087 (6.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $5,000 and $61,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $6,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $27,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 237 barrels and 43,332 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two wells during the three months ended June 30, 1997 to perform workovers in order to improve the recovery of reserves, (ii) a normal decline in production due to diminished gas reserves on one well, (iii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997, and (iv) the shutting-in of another well during the three months ended June 30, 1997 due to mechanical difficulties. Average oil prices decreased to $18.86 per barrel for the three months ended June 30, 1997 from $19.16 per barrel for the three months ended June 30, 1996. Average gas prices increased to $1.53 per Mcf for the three months ended June 30, 1997 from $1.41 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $116,275 (28.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during 1996, (ii) decreases in surface repair and maintenance expenses incurred on two wells during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, and (iii) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 41.3% for the three months ended June 30, 1997 from 54.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $76,943 (22.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 38.1% for the three months ended June 30, 1997 from 46.2% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $5,165 (7.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.3% for the three months ended June 30, 1997 from 8.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,625,145     $1,456,313
      Oil and gas production expenses   $  617,406     $  711,193
      Barrels produced                      34,978         37,959

      Mcf produced                         470,113        497,469
      Average price/Bbl                 $    19.92     $    18.56
      Average price/Mcf                 $     1.98     $     1.51

     As shown in the table above, total oil and gas sales increased $168,832 (11.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $48,000 and $221,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $55,000 and $41,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,981 barrels and 27,356 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $19.92 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1997 from $18.56 per barrel and $1.51 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $93,787 (13.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the sale of two wells during 1996, (ii) workover expenses incurred on two wells during the six months ended June 30, 1996 in order to improve the recovery of reserves, (iii) a decrease in general repairs and maintenance expenses incurred on one well during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, and (iv) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 38.0% for the six months ended June 30, 1997 from 44.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $115,368 (17.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and
     (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 32.9% for the six months ended June 30, 1997 from 44.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     As set forth under "Results of Operations" above, the III-F Partnership recognized a non-cash charge against earnings of $2,884,405 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-F Partnership's adoption of SFAS No. 121.

     Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $806,386 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the six months ended June 30, 1997 from 9.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $9,369,904 or 42.31% of Limited Partners' capital contributions.

     PARTNERSHIP III-G

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $434,013         $467,201
      Oil and gas production expenses   $182,425         $261,054
      Barrels produced                    13,330           13,704
      Mcf produced                       117,810          142,136
      Average price/Bbl                 $  18.99         $  19.21
      Average price/Mcf                 $   1.54         $   1.44

     As shown in the table above, total oil and gas sales decreased $33,188 (7.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $7,000 and $35,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $3,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $12,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 374 barrels and 24,326 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two wells during the three months ended June 30, 1997 to perform workovers in order to improve the recovery of reserves, (ii) a normal decline in production due to diminished gas reserves on one well, (iii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997, and (iv) the shutting-in of another well during the three months ended June 30, 1997 due to mechanical difficulties. Average oil prices decreased to $18.99 per barrel for the three months ended June 30, 1997 from $19.21 per barrel for the three months ended June 30,1996. Average gas prices increased to $1.54 per Mcf for the three months ended June 30, 1997 from $1.44 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,629 (30.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during 1996, (ii) decreases in surface repair and maintenance expenses incurred on two wells during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, (iii) workover expenses incurred on one well during the three months ended June 30, 1996 in order to improve the recovery of reserves, and (iv) decreases in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 42.0% for the three months ended June 30, 1997 from 55.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $61,718 (29.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 34.0% for the three months ended June 30, 1997 from 44.8% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,785 (7.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.0% for the three months ended June 30, 1997 from 7.8% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------      --------
      Oil and gas sales                 $1,007,130      $923,266
      Oil and gas production expenses   $  397,610      $464,523
      Barrels produced                      25,390        27,780
      Mcf produced                         249,707       266,946
      Average price/Bbl                 $    20.01      $  18.60
      Average price/Mcf                 $     2.00      $   1.52

     As shown in the table above, total oil and gas sales increased $83,865 (9.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $36,000 and $120,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $44,000 and $26,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,390 barrels and 17,239 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.01 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1997 from $18.60 per barrel and $1.52 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $66,913 (14.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the sale of two wells during 1996, (ii) workover expenses incurred on three wells during the six months ended June 30, 1996 in order to improve the recovery of reserves, (iii) a decrease in general repairs and maintenance expenses incurred on one well during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, and (iv) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 39.5% for the six months ended June 30, 1997 from 50.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $104,522 (25.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and
     (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 29.8% for the six months ended June 30, 1997 from 43.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     As set forth under "Results of Operations" above, the III-G Partnership recognized a non-cash charge against earnings of $1,449,404 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-G Partnership's adoption of SFAS No. 121. Of this amount, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $438,666 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the six months ended June 30, 1997 from 8.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $4,748,287 or 38.94% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As further described in the Partnerships' Report on Form 8-K filed April 2, 1997 (the "Form 8-K") the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re: PaineWebber Limited Partnerships' Litigation", Case No. 94-CIV-8558, U.S. District Court, Southern District of New York. On July 30, 1997 the United States Court of Appeals for the
     Second Circuit issued an opinion affirming the terms of the federal district court's order confirming the settlement of this lawsuit. The terms of said settlement are described in the Form 8-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during second quarter of 1997:

          Date of event:           March 20, 1997
          Date filed with SEC:     April 2, 1997
          Item included:
               Item 5 - Other Events

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

                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  August 13, 1997        By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  August 13, 1997        By:    /s/Patrick M. Hall
                                 --------------------------------
(Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.