Form 10-Q
period 1997-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1997-11-13
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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
                              (Unaudited)

                                ASSETS
                                       September 30, December 31,
                                           1997         1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  536,791   $  610,116
  Accounts receivable:
   Oil and gas sales                        496,457      680,167
                                         ----------   ----------
       Total current assets              $1,033,248   $1,290,283

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $2,557,658   $5,360,656

DEFERRED CHARGE                          $  244,220   $  244,220
                                         ----------   ----------
                                         $3,835,126   $6,895,159
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   34,556   $   50,726
  Gas imbalance payable                      76,797       76,797
                                         ----------   ----------
       Total current liabilities         $  111,353   $  127,523

ACCRUED LIABILITY                        $   80,396   $   80,396

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  205,964) ($  198,911)
  Limited Partners, issued and
   outstanding, 263,976 units             3,849,341    6,886,151
                                         ----------   ----------
       Total Partners' capital           $3,643,377   $6,687,240
                                         ----------   ----------
                                         $3,835,126   $6,895,159
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------     ----------

REVENUES:
  Oil and gas sales                       $712,026      $811,194
  Interest and other income                  9,002         6,108
  Loss on sale of oil and gas
   properties                            (     387)    (  91,366)
                                          --------      --------
                                          $720,641      $725,936

COSTS AND EXPENSES:
  Lease operating                         $ 76,887      $166,628
  Production tax                            54,458        50,594
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              205,936       295,530
  General and administrative (Note 2)       74,192        81,200
                                          --------      --------
                                          $411,473      $593,952
                                          --------      --------

NET INCOME                                $309,168      $131,984
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 23,246      $ 18,115
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $285,922      $113,869
                                          ========      ========
NET INCOME per unit                       $   1.08      $    .43
                                          ========      ========
UNITS OUTSTANDING                          263,976       263,976
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    -----------

REVENUES:
  Oil and gas sales                     $2,578,627    $2,718,110
  Interest and other income                 22,480        15,928
  Loss on sale of oil and gas
   properties                          (    10,842)  (    91,216)
                                        ----------    ----------
                                        $2,590,265    $2,642,822

COSTS AND EXPENSES:
  Lease operating                       $  338,876    $  497,018
  Production tax                           202,696       186,883
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              691,287     1,002,017
  Impairment provision                   1,617,006           -
  General and administrative (Note 2)      238,929       246,014
                                        ----------    ----------
                                        $3,088,794    $1,931,932
                                        ----------    ----------

NET INCOME (LOSS)                      ($  498,529)   $  710,890
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   66,281    $   74,829
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  564,810)   $  636,061
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.14)   $     2.41
                                        ==========    ==========
UNITS OUTSTANDING                          263,976       263,976
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  498,529)   $  710,890
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            691,287     1,002,017
   Impairment provision                  1,617,006           -
   Loss on sale of oil and gas
     properties                             10,842        91,216
   Increase in accounts receivable -
      General Partner                          -     (     8,471)
   Decrease in accounts receivable -
     oil and gas sales                     183,710        93,416
   Decrease in accounts payable        (    16,170)  (    30,983)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,988,146    $1,858,085

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   36,054)  ($    5,766)
  Proceeds from sale of oil and
   gas properties                          519,917       264,666
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  483,863    $  258,900

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,545,334)  ($1,814,617)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,545,334)  ($1,814,617)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   73,325)   $  302,368

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      610,116       560,906
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  536,791    $  863,274
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  298,551   $  376,603
  Accounts receivable:
   Oil and gas sales                        294,179      396,970
                                         ----------   ----------
       Total current assets              $  592,730   $  773,573

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $1,503,478   $2,854,520

DEFERRED CHARGE                          $  144,819   $  144,819
                                         ----------   ----------
                                         $2,241,027   $3,772,912
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   37,720   $   27,983
  Gas imbalance payable                      26,735       26,735
                                         ----------   ----------
       Total current liabilities         $   64,455   $   54,718

ACCRUED LIABILITY                        $   38,690   $   38,690

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  101,600) ($   97,092)
  Limited Partners, issued and
   outstanding, 138,336 units             2,239,482    3,776,596
                                         ----------   ----------
       Total Partners' capital           $2,137,882   $3,679,504
                                         ----------   ----------
                                         $2,241,027   $3,772,912
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Oil and gas sales                       $428,266      $473,499
  Interest and other income                  4,890         3,035
  Loss on sale of oil and gas
   properties                            (     159)    (  53,397)
                                          --------      --------
                                          $432,997      $423,137

COSTS AND EXPENSES:
  Lease operating                         $ 52,059      $ 92,928
  Production tax                            32,868        30,780
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              118,845       165,720
  General and administrative (Note 2)       38,884        42,685
                                          --------      --------
                                          $242,656      $332,113
                                          --------      --------

NET INCOME                                $190,341      $ 91,024
                                          ========      ========
GENERAL PARTNER - NET                     $ 14,026      $ 11,028
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $176,315      $ 79,996
                                          ========      ========
NET INCOME per unit                       $   1.27      $    .58
                                          ========      ========
UNITS OUTSTANDING                          138,336       138,336
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       -----------    ----------

REVENUES:
  Oil and gas sales                     $1,522,622    $1,559,625
  Interest and other income                 12,551         8,429
  Loss on sale of oil and gas
   properties                          (     7,832)  (    53,334)
                                        ----------    ----------
                                        $1,527,341    $1,514,720

COSTS AND EXPENSES:
  Lease operating                       $  210,321    $  265,622
  Production tax                           118,418       110,478
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              394,554       558,854
  Impairment provision                     738,122           -
  General and administrative (Note 2)      125,331       129,564
                                        ----------    ----------
                                        $1,586,746    $1,064,518
                                        ----------    ----------

NET INCOME (LOSS)                      ($   59,405)   $  450,202
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   41,709    $   44,443
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  101,114)   $  405,759
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($      .73)   $     2.93
                                        ==========    ==========
UNITS OUTSTANDING                          138,336       138,336
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                           1997          1996
                                        ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($   59,405)   $  450,202
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            394,554       558,854
   Impairment provision                    738,122           -
   Loss on sale of oil and gas
     properties                              7,832        53,334
   Increase in accounts receivable -
     General Partner                           -     (    23,982)
   Decrease in accounts receivable -
     oil and gas sales                     102,791        56,774
   Increase (decrease) in accounts
     payable                                 9,737   (    17,063)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,193,631    $1,078,119

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   41,925)  ($   22,206)
  Proceeds from sale of oil and
   gas properties                          252,459       120,876
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  210,534    $   98,670

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,482,217)  ($1,054,517)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,482,217)  ($1,054,517)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   78,052)   $  122,272

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      376,603       311,585
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  298,551    $  433,857
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents               $  359,586  $  537,233
  Accounts receivable:
   General Partner (Note 2)                    9,176      40,940
   Oil and gas sales                         445,290     627,697
                                          ----------  ----------
       Total current assets               $  814,052  $1,205,870

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           $3,443,731  $5,727,898

DEFERRED CHARGE                           $   76,014  $   76,014
                                          ----------  ----------
                                          $4,333,797  $7,009,782
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   35,965  $   57,357
  Gas imbalance payable                       30,749      30,749
                                          ----------  ----------
       Total current liabilities          $   66,714  $   88,106

ACCRUED LIABILITY                         $  141,394  $  141,394

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  174,245)($  143,741)
  Limited Partners, issued and
   outstanding, 244,536 units              4,299,934   6,924,023
                                          ----------  ----------
       Total Partners' capital            $4,125,689  $6,780,282
                                          ----------  ----------
                                          $4,333,797  $7,009,782
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Oil and gas sales                       $633,934      $694,017
  Interest and other income                  5,071         4,680
  Gain on sale of oil and gas
   properties                               17,697        31,285
                                          --------      --------
                                          $656,702      $729,982

COSTS AND EXPENSES:
  Lease operating                         $102,256      $123,204
  Production tax                            46,589        50,332
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              176,829       262,973
  General and administrative (Note 2)       68,732        69,817
                                          --------      --------
                                          $394,406      $506,326
                                          --------      --------

NET INCOME                                $262,296      $223,656
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 19,934      $ 21,468
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $242,362      $202,188
                                          ========      ========
NET INCOME per unit                       $    .99      $    .83
                                          ========      ========
UNITS OUTSTANDING                          244,536       244,536
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       -----------    ----------

REVENUES:
  Oil and gas sales                     $2,234,020    $2,309,688
  Interest and other income                 15,763        11,181
  Gain on sale of oil and gas
   properties                               73,369        31,311
                                        ----------    ----------
                                        $2,323,152    $2,352,180

COSTS AND EXPENSES:
  Lease operating                       $  354,901    $  404,017
  Production tax                           166,831       166,832
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              564,045       880,871
  Impairment provision                   1,696,418           -
  General and administrative (Note 2)      226,703       222,156
                                        ----------    ----------
                                        $3,008,898    $1,673,876
                                        ----------    ----------

NET INCOME (LOSS)                      ($  685,746)   $  678,304
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   55,343    $   68,591
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  741,089)   $  609,713
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     3.03)   $     2.49
                                        ==========    ==========
UNITS OUTSTANDING                          244,536       244,536
                                        ==========    ==========


           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  685,746)   $  678,304
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            564,045       880,871
   Impairment provision                  1,696,418           -
   Gain on sale of oil and gas
     properties                        (    73,369)  (    31,311)
   Increase (decrease) in accounts
     receivable - General Partner           31,764   (     4,958)
   Decrease in accounts receivable -
     oil and gas sales                     182,407         4,763
   Decrease in accounts payable        (    21,392)  (    40,190)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,694,127    $1,487,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   69,357)  ($   13,053)
  Proceeds from sale of oil and
   gas properties                          166,430        99,500
                                        ----------    ----------
  Net cash provided by investing
   activities                           $   97,073    $   86,447

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,968,847)  ($1,294,541)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,968,847)  ($1,294,541)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  177,647)   $  279,385

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      537,233       319,730
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  359,586    $  599,115
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  257,226  $  319,245
  Accounts receivable:
   General Partner (Note 2)                    1,314         -
   Oil and gas sales                         318,724     425,312
                                          ----------  ----------
       Total current assets               $  577,264  $  744,557

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           $2,220,218  $3,470,494

DEFERRED CHARGE                           $   26,139  $   26,139
                                          ----------  ----------
                                          $2,823,621  $4,241,190
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $   50,062  $  112,221
  Gas imbalance payable                        5,694       5,694
                                          ----------  ----------
       Total current liabilities          $   55,756  $  117,915

ACCRUED LIABILITY                         $  220,286  $  220,286

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($   61,725)($   50,214)
  Limited Partners, issued and
   outstanding, 131,008 units              2,609,304   3,953,203
                                          ----------  ----------
       Total Partners' capital            $2,547,579  $3,902,989
                                          ----------  ----------
                                          $2,823,621  $4,241,190
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $472,603      $567,772
  Interest and other income                  3,042         2,658
  Gain on sale of oil and
   gas properties                            3,234        36,370
                                          --------      --------
                                          $478,879      $606,800

COSTS AND EXPENSES:
  Lease operating                         $149,391      $166,278
  Production tax                            35,345        41,391
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               99,845       134,379
  General and administrative (Note 2)       36,823        38,116
                                          --------      --------
                                          $321,404      $380,164
                                          --------      --------

NET INCOME                                $157,475      $226,636
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,715      $ 16,574
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $145,760      $210,062
                                          ========      ========
NET INCOME per unit                       $   1.11      $   1.60
                                          ========      ========
UNITS OUTSTANDING                          131,008       131,008
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,734,127    $1,665,188
  Interest and other income                  9,459         6,531
  Gain on sale of oil and
   gas properties                           23,702        36,370
                                        ----------    ----------
                                        $1,767,288    $1,708,089

COSTS AND EXPENSES:
  Lease operating                       $  474,265    $  479,936
  Production tax                           124,947       118,072
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              317,302       407,855
  Impairment provision                     932,243           -
  General and administrative (Note 2)      122,100       120,057
                                        ----------    ----------
                                        $1,970,857    $1,125,920
                                        ----------    ----------

NET INCOME (LOSS)                      ($  203,569)   $  582,169
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   39,330    $   45,096
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  242,899)   $  537,073
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     1.85)   $     4.10
                                        ==========    ==========
UNITS OUTSTANDING                          131,008       131,008
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  203,569)     $582,169
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            317,302       407,855
   Impairment provision                    932,243           -
   Gain on sale of oil and gas
     properties                        (    23,702)    (  36,370)
   Increase in accounts receivable -
     General Partner                   (     1,314)    (   3,020)
   Decrease in accounts receivable -
     oil and gas sales                     106,588        30,427
   Decrease in accounts payable        (    62,159)    (  13,432)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,065,389      $967,629

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($      670)    ($ 15,057)
  Proceeds from sale of oil and gas
   properties                               25,103        37,183
                                        ----------      --------
  Net cash provided by investing
   activities                           $   24,433      $ 22,126

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,151,841)    ($798,492)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,151,841)    ($798,492)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   62,019)     $191,263

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,245       169,395
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  257,226      $360,658
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents            $   930,517   $ 1,243,143
  Accounts receivable:
   Oil and gas sales                     1,216,977     1,554,748
                                       -----------   -----------

       Total current assets            $ 2,147,494   $ 2,797,891

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method        $ 8,635,548   $12,822,109

DEFERRED CHARGE                        $   298,358   $   298,358
                                       -----------   -----------
                                       $11,081,400   $15,918,358
                                       ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   348,127   $   623,087
  Gas imbalance payable                    156,497       156,497
                                       -----------   -----------
       Total current liabilities       $   504,624   $   779,584

ACCRUED LIABILITY                      $   355,235   $   355,235

PARTNERS' CAPITAL (DEFICIT):
  General Partner                     ($   194,628) ($   187,947)
  Limited Partners, issued and
   outstanding, 418,266 units           10,416,169    14,971,486
                                       -----------   -----------
       Total Partners' capital         $10,221,541   $14,783,539
                                       -----------   -----------
                                       $11,081,400   $15,918,358
                                       ===========   ===========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,878,608    $2,529,876
  Interest and other income                 11,414         9,143
  Gain on sale of oil and gas
   properties                                  136        23,687
                                        ----------    ----------
                                        $1,890,158    $2,562,706

COSTS AND EXPENSES:
  Lease operating                       $  901,133    $  936,336
  Production tax                           137,778       183,359
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              426,859       564,377
  General and administrative (Note 2)      117,537       119,439
                                        ----------    ----------
                                        $1,583,307    $1,803,511
                                        ----------    ----------

NET INCOME                              $  306,851    $  759,195
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   31,846    $   59,269
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  275,005    $  699,926
                                        ==========    ==========
NET INCOME per unit                     $      .66    $     1.67
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $6,914,717    $6,685,261
  Interest and other income                 34,775        25,319
  Gain (loss) on sale of oil and
   gas properties                      (       174)       23,687
                                        ----------    ----------
                                        $6,949,318    $6,734,267

COSTS AND EXPENSES:
  Lease operating                       $2,703,699    $2,707,858
  Production tax                           493,049       465,768
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            1,356,502     1,528,296
  Impairment provision                   2,893,741           -
  General and administrative (Note 2)      388,691       379,825
                                        ----------    ----------
                                        $7,835,682    $5,081,747
                                        ----------    ----------

NET INCOME (LOSS)                      ($  886,364)   $1,652,520
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  123,953    $  142,492
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,010,317)   $1,510,028
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.42)   $     3.61
                                        ==========    ==========
UNITS OUTSTANDING                          418,266       418,266
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  886,364)   $1,652,520
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                          1,356,502     1,528,296
   Impairment provision                  2,893,741           -
   (Gain) loss on sale of oil and
     gas properties                            174   (    23,687)
   Increase in accounts receivable -
     General Partner                           -     (    18,745)
   Decrease in accounts receivable -
     oil and gas sales                     337,771       208,915
   Decrease in accounts payable        (   274,960)  (    35,918)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $3,426,864    $3,311,381

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   70,042)  ($   26,766)
  Proceeds from sale of oil and
   gas properties                            6,186        27,959
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   63,856)   $    1,193

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($3,675,634)  ($2,832,352)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($3,675,634)  ($2,832,352)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  312,626)   $  480,222

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    1,243,143       665,050
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  930,517    $1,145,272
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  405,896  $  504,658
  Accounts receivable:
   Oil and gas sales                         456,349     661,215
                                          ----------  ----------
       Total current assets               $  862,245  $1,165,873

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           $3,645,290  $7,307,487

DEFERRED CHARGE                           $  159,453  $  159,453
                                          ----------  ----------
                                          $4,666,988  $8,632,813
                                          ==========  ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  145,802  $  168,316
  Gas imbalance payable                      109,044     109,044
                                          ----------  ----------
       Total current liabilities          $  254,846  $  277,360

ACCRUED LIABILITY                         $  142,686  $  142,686

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($  139,777)($   97,523)
  Limited Partners, issued and
   outstanding, 221,484 units              4,409,233   8,310,290
                                          ----------  ----------
       Total Partners' capital            $4,269,456  $8,212,767
                                          ----------  ----------
                                          $4,666,988  $8,632,813
                                          ==========  ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                         ---------     ---------

REVENUES:
  Oil and gas sales                       $656,490      $801,543
  Interest and other income                  5,029         3,735
  Gain on sale of oil and gas
   properties                                  113         5,951
                                          --------      --------
                                          $661,632      $811,229

COSTS AND EXPENSES:
  Lease operating                         $295,930      $180,805
  Production tax                            37,135        34,058
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              268,417       307,634
  General and administrative (Note 2)       62,247        63,302
                                          --------      --------
                                          $663,729      $585,799
                                          --------      --------

NET INCOME (LOSS)                        ($  2,097)     $225,430
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,380      $ 23,135
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($ 12,477)     $202,295
                                          ========      ========
NET INCOME (LOSS) per unit               ($    .06)     $    .91
                                          ========      ========
UNITS OUTSTANDING                          221,484       221,484
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $2,281,635    $2,257,857
  Interest and other income                 16,453         8,839
  Gain (loss) on sale of oil and
   gas properties                      (       120)        5,951
                                        ----------    ----------
                                        $2,297,968    $2,272,647

COSTS AND EXPENSES:
  Lease operating                       $  826,588    $  813,473
  Production tax                           123,883       112,583
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              803,335       957,920
  Impairment provision                   2,884,405           -
  General and administrative (Note 2)      205,410       201,404
                                        ----------    ----------
                                        $4,843,621    $2,085,380
                                        ----------    ----------

NET INCOME (LOSS)                      ($2,545,653)   $  187,267
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   19,404    $   47,238
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($2,565,057)   $  140,029
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($    11.58)   $      .63
                                        ==========    ==========
UNITS OUTSTANDING                          221,484       221,484
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                           1997          1996
                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($2,545,653)   $  187,267
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            803,335       957,920
   Impairment provision                  2,884,405           -
   (Gain) loss on sale of oil and
     gas properties                            120   (     5,951)
   Increase in accounts receivable -
     General Partner                            -    (     2,786)
   (Increase) decrease in accounts
     receivable - oil and gas sales        204,866   (    81,477)
   Decrease in accounts payable        (    22,514)  (    26,023)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,324,559    $1,028,950

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   31,343)  ($    5,535)
  Proceeds from sale of oil and
   gas properties                            5,680        39,038
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   25,663)   $   33,503

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,397,658)  ($  850,474)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,397,658)  ($  850,474)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   98,762)   $  211,979

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      504,658       324,616
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  405,896    $  536,595
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  276,403   $  315,955
  Accounts receivable:
   Oil and gas sales                        278,512      408,115
                                         ----------   ----------
       Total current assets              $  554,915   $  724,070

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          $2,272,475   $4,150,885

DEFERRED CHARGE                          $  102,775   $  102,775
                                         ----------   ----------
                                         $2,930,165   $4,977,730
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   85,118   $   99,540
  Gas imbalance payable                      54,219       54,219
                                         ----------   ----------
       Total current liabilities         $  139,337   $  153,759

ACCRUED LIABILITY                        $   86,853   $   86,853

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   80,924) ($   58,669)
  Limited Partners, issued and
   outstanding, 121,925 units             2,784,899    4,795,787
                                         ----------   ----------
       Total Partners' capital           $2,703,975   $4,737,118
                                         ----------   ----------
                                         $2,930,165   $4,977,730
                                         ==========   ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ---------     ---------

REVENUES:
  Oil and gas sales                       $398,505      $506,885
  Interest and other income                  3,501         2,212
  Gain on sale of oil and gas
   properties                                   31         6,500
                                          --------      --------
                                          $402,037      $515,597

COSTS AND EXPENSES:
  Lease operating                         $186,212      $123,955
  Production tax                            21,738        20,931
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              147,446       192,679
  General and administrative (Note 2)       34,269        34,858
                                          --------      --------
                                          $389,665      $372,423
                                          --------      --------

NET INCOME                                $ 12,372      $143,174
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  6,341      $ 14,623
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $  6,031      $128,551
                                          ========      ========
NET INCOME per unit                       $   0.05      $   1.05
                                          ========      ========
UNITS OUTSTANDING                          121,925       121,925
                                          ========      ========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------   ----------

REVENUES:
  Oil and gas sales                     $1,405,635    $1,430,150
  Interest and other income                 10,893         4,867
  Gain on sale of oil and gas
   properties                                4,974        10,996
                                        ----------    ----------
                                        $1,421,502    $1,446,013

COSTS AND EXPENSES:
  Lease operating                       $  531,400    $  539,372
  Production tax                            74,160        70,037
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              447,642       597,397
  Impairment provision                   1,449,404           -
  General and administrative (Note 2)      113,160       110,960
                                        ----------    ----------
                                        $2,615,766    $1,317,766
                                        ----------    ----------

NET INCOME (LOSS)                      ($1,194,264)   $  128,247
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   15,624    $   30,065
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,209,888)   $   98,182
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     9.92)   $      .81
                                        ==========    ==========
UNITS OUTSTANDING                          121,925       121,925
                                        ==========    ==========

           The accompanying condensed notes are an integral part of these financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,194,264)     $128,247
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            447,642       597,397
   Impairment provision                  1,449,404           -
   Gain on sale of oil and gas
     properties                        (     4,974)    (  10,996)
   Increase in accounts receivable -
     General Partner                           -       (   2,101)
   (Increase) decrease in accounts
     receivable - oil and gas sales        129,603     (  55,496)
   Decrease in accounts payable        (    14,422)    (  16,378)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  812,989      $640,673

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   26,510)    ($ 11,628)
  Proceeds from sale of oil and
   gas properties                           12,848        44,321
                                        ----------      --------
  Net cash provided (used) by
   investing activities                ($   13,662)     $ 32,693

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  838,879)    ($523,067)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  838,879)    ($523,067)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   39,552)     $150,299

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      315,955       188,474
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  276,403      $338,773
                                        ==========      ========

           The accompanying condensed notes are an integral part of these financial statements.

        GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the nine months ended September 30, 1997 pursuant to SFAS No. 121 as follows:

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnership Agreements governing the Partnerships provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A              $4,724              $ 69,468
             III-B               2,479                36,405

             III-C               4,379                64,353
             III-D               2,347                34,476
             III-E               7,467               110,070
             III-F               3,963                58,284
             III-G               2,184                32,085

     During the nine months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
          Partnership      and Administrative       Overhead
          -----------      -----------------      --------------
             III-A             $30,525              $208,404
             III-B              16,116               109,215
             III-C              33,644               193,059
             III-D              18,672               103,428
             III-E              58,481               330,210
             III-F              30,558               174,852
             III-G              16,905                96,255


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

     The receivable from the General Partner at September 30, 1997 for the III-C and III-D Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties during the third quarter of 1997. Subsequent to September 30, 1997 such receivable was collected by the III-C and III-D Partnerships.

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

     Net proceeds from operations less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.


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

     PARTNERSHIP III-A

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $712,026        $811,194
      Oil and gas production expenses   $131,345        $217,222
      Barrels produced                     9,074          10,526
      Mcf produced                       238,355         310,142
      Average price/Bbl                 $  19.21        $  21.53
      Average price/Mcf                 $   2.26        $   1.88

     As shown in the above table, total oil and gas sales decreased $99,168 (12.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $31,000 and $135,000, respectively, were related to decreases in volumes of oil and gas sold and a decrease of approximately $21,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $91,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,452 barrels and 71,787 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted from a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996. Average oil prices decreased to $19.21 per barrel for the three months ended September 30, 1997 from $21.53 per barrel for the three months ended September 30, 1996, while average gas prices increased to $2.26 per Mcf for the three months ended September 30, 1997 from $1.88 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $85,877 (39.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) workover expenses incurred on two wells during the three months ended September 30, 1996 in order to improve the recovery of reserves and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 18.4% for the three months ended September 30, 1997 from 26.8% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $89,594 (30.3%) for the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 28.9% for the three months ended September 30, 1997 from 36.4% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $7,008 (8.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees and printing and postage expenses during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.4% for the three months ended September 30, 1997 and 10.0% for the three months ended September 30, 1996.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1997           1996
                                      ----------     ----------
      Oil and gas sales               $2,578,627     $2,718,110
      Oil and gas production expenses $  541,572     $  683,901
      Barrels produced                    30,701         35,808
      Mcf produced                       798,664      1,050,856
      Average price/Bbl               $    20.01     $    20.22
      Average price/Mcf               $     2.46     $     1.90

     As shown in the above table, total oil and gas sales decreased $139,483 (5.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $103,000 and $479,000, respectively, were related to decreases in volumes of oil and gas sold, which decrease was partially offset by an increase of approximately $447,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,107 barrels and 252,192 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished reserves on two wells and (ii) a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996. Average oil prices decreased to $20.01 per barrel for the nine months ended September 30, 1997 from $20.22 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $2.46 per Mcf for the nine months ended September 30, 1997 from $1.90 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $142,329 (20.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the nine months ended September 30, 1997 from 25.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $310,730 (31.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 26.8% for the nine months ended September 30, 1997 from 36.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-A Partnership recognized a non-cash charge against earnings of $1,617,006 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-A Partnership's adoption of SFAS No. 121. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,432,362 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996 under SFAS No. 121.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.3% for the nine months ended September 30, 1997 and 9.1% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $23,102,701 or 87.52% of Limited Partners' capital contributions.

PARTNERSHIP III-B

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $428,266        $473,499
      Oil and gas production expenses   $ 84,927        $123,708
      Barrels produced                     8,405           8,474
      Mcf produced                       120,161         156,741
      Average price/Bbl                 $  19.16        $  21.57
      Average price/Mcf                 $   2.22        $   1.85

     As shown in the above table, total oil and gas sales decreased $45,233 (9.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $68,000 was related to a decrease in volumes of gas sold and approximately $20,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $44,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 69 barrels and 36,580 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and
     (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996. Average oil prices decreased to $19.16 per barrel for the three months ended September 30, 1997 from $21.57 per barrel for the three months ended September 30, 1996, while average gas prices increased to $2.22 per Mcf for the three months ended September 30, 1997 from $1.85 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,781 (31.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) workover expenses incurred on two wells during the three months ended September 30, 1996 in order to improve the recovery of reserves and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended September 30, 1997 from 26.1% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $46,875 (28.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 27.8% for the three months ended September 30, 1997 from 35.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses decreased $3,801 (8.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in professional fees and printing and postage expenses during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.1% for the three months ended September 30, 1997 and 9.0% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,522,622       $1,559,625
      Oil and gas production expenses $  328,739       $  376,100
      Barrels produced                    27,663           27,882
      Mcf produced                       400,369          532,735
      Average price/Bbl               $    20.06       $    20.30
      Average price/Mcf               $     2.42       $     1.87

     As shown in the table above, total oil and gas sales decreased $37,003 (2.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $4,000 and $248,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $7,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $220,000 related to an increase in the average price of gas sold. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996. Average oil prices decreased to $20.06 per barrel for the nine months ended September 30, 1997 from $20.30 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $2.42 per Mcf for the nine months ended September 30, 1997 from $1.87 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $47,361 (12.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.6% for the nine months ended September 30, 1997 from 24.1% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $164,300 (29.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 25.9% for the nine months ended September 30, 1997 from 35.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-B Partnership recognized a non-cash charge against earnings of $738,122 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-B Partnership's adoption of SFAS No. 121. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $660,469 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996 under SFAS No. 121.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.2% for the nine months ended September 30, 1997 and 8.3% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $13,445,353 or 97.19% of Limited Partners' capital contributions.

     PARTNERSHIP III-C

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $633,934        $694,017
      Oil and gas production expenses   $148,845        $173,536
      Barrels produced                     6,175           3,938
      Mcf produced                       263,504         325,447
      Average price/Bbl                 $  19.01        $  22.23
      Average price/Mcf                 $   1.96        $   1.86

     As shown in the above table, total oil and gas sales decreased $60,084 (8.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $115,000 was related to a decrease in volumes of gas sold and approximately $20,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of approximately $50,000 related to an increase in the volumes of oil sold and approximately $26,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 2,237 barrels for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Volumes of gas sold decreased 61,943 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on two wells during the three months ended September 30, 1997, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996, and (iii) normal declines in production due to diminished gas reserves on several wells. Average oil prices decreased to $19.01 per barrel for the three months ended September 30, 1997 from $22.23 per barrel for the three months ended September 30, 1996, while average gas prices increased to $1.96 per Mcf for the three months ended September 30, 1997 from $1.86 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,691 (14.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.5% for the three months ended September 30, 1997 and 25.0% for the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $86,144 (32.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in the volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 27.9% for the three months ended September 30, 1997 from 37.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 10.8% for the three months ended September 30, 1997 and 10.1% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $2,234,020     $2,309,688
      Oil and gas production expenses   $  521,732     $  570,849
      Barrels produced                      19,357         18,618
      Mcf produced                         842,571      1,057,587
      Average price/Bbl                 $    20.22     $    19.97
      Average price/Mcf                 $     2.19     $     1.83

     As shown in the table above, total oil and gas sales decreased $75,669 (3.3%)for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $393,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $15,000 related to an increase in volumes of oil sold and an increase of approximately $303,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 739 barrels, while volumes of gas sold decreased 215,016 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on three wells during the nine months ended September 30, 1997, (ii) positive prior period volume adjustments made by the purchaser on several wells during the nine months ended September 30, 1996,
     (iii) the sale of several gas producing wells during 1996 and 1997 and (iv) normal declines in production due to diminished gas reserves on several wells. Average oil and gas prices increased to $20.22 per barrel and $2.19 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.97 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,117 (8.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.4% for the nine months ended September 30, 1997 and 24.7% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $316,826 (36.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 25.2% for the nine months ended September 30, 1997 from 38.1% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-C Partnership recognized a non-cash charge against earnings of $1,696,418 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-C Partnership's adoption of SFAS No. 121. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,462,147 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 10.1% for the nine months ended September 30, 1997 and 9.6% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $14,811,795 or 60.57% of Limited Partners' capital contributions.

     PARTNERSHIP III-D

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $472,603         $567,772
      Oil and gas production expenses   $184,736         $207,669
      Barrels produced                     9,749           10,991
      Mcf produced                       168,424          186,913
      Average price/Bbl                 $  17.46         $  20.62
      Average price/Mcf                 $   1.80         $   1.82

     As shown in the table above, total oil and gas sales decreased $95,169 (16.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $26,000 and $34,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $31,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,242 barrels and 18,489 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil and gas prices decreased to $17.46 per barrel and $1.80 per Mcf, respectively, for the three months ended September 30, 1997 from $20.62 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,933 (11.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 39.1% for the three months ended September 30, 1997 from 36.6% for the three months ended
     September 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $34,534 (25.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 21.1% for the three months ended September 30, 1997 from 23.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 7.8% for the three months ended September 30, 1997 from 6.7% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,734,127     $1,665,188
      Oil and gas production expenses   $  599,212     $  598,008
      Barrels produced                      31,704         33,069
      Mcf produced                         530,916        565,614
      Average price/Bbl                 $    19.51     $    19.47
      Average price/Mcf                 $     2.10     $     1.81

     As shown in the table above, total oil and gas sales increased $68,938 (4.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $154,000 was related to an increase in the average price of gas sold, which increase was partially offset by decreases of approximately $27,000 and $63,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,365 barrels and 34,698 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $19.51 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.47 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 34.6% for the nine months ended September 30, 1997 and 35.9% for the nine months ended September 30, 1996.

     Depreciation,  depletion,  and   amortization  of  oil  and   gas
     properties decreased  $90,553 (22.2%)  for the nine  months ended

     September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 18.3% for the nine months ended September 30, 1997 from 24.5% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-D Partnership recognized a non-cash charge against earnings of $932,243 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-D Partnership's adoption of SFAS No. 121. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $446,423 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 7.0% for the nine months ended September 30, 1997 and 7.2% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $7,244,669 or 55.30% of Limited Partners' capital contributions.


     PARTNERSHIP III-E

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                         1997             1996
                                      ----------       ----------
      Oil and gas sales               $1,878,608       $2,529,876
      Oil and gas production expenses $1,038,911       $1,119,695
      Barrels produced                    56,012           65,854
      Mcf produced                       544,047          624,833
      Average price/Bbl               $    17.24       $    20.33
      Average price/Mcf               $     1.68       $     1.91

     As shown in the table above, total oil and gas sales decreased $651,268 (25.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $200,000 and $154,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $173,000 and $125,000, respectively, were related to decreases in the average price of oil and gas sold. Volumes of oil and gas sold decreased 9,842 barrels and 80,786 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996, (ii) normal declines in production due to diminished oil reserves on three wells, (iii) diminished production on one well which was shut-in during the three months ended September 30, 1997 due to mechanical difficulties and (iv) negative prior period volume adjustments made by the operator on one well during the three months ended September 30, 1997. Average oil and gas prices decreased to $17.24 per barrel and $1.68 per Mcf, respectively, for the three months ended September 30, 1997 from $20.33 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $80,784 (7.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, which decrease was partially offset by (i) workover expenses incurred on one well during the three months ended September 30, 1997 in order to improve the recovery of reserves, (ii) increased legal expenses incurred on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and
     (iii) increased general repair and maintenance expense incurred on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 55.3% for the three months ended September 30, 1997 from 44.3% for the three months ended September 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $137,518 (24.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 22.7% for the three months ended September 30, 1997 and 22.3% for the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 6.3% for the three months ended September 30, 1997 from 4.7% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997          1996
                                        ----------    ----------
      Oil and gas sales                 $6,914,717    $6,685,261
      Oil and gas production expenses   $3,196,748    $3,173,626
      Barrels produced                     183,253       186,855
      Mcf produced                       1,697,392     1,640,848
      Average price/Bbl                 $    19.30    $    19.32
      Average price/Mcf                 $     1.99    $     1.87

     As shown in the table above, total oil and gas sales increased $229,456 (3.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $106,000 and $204,000, respectively, were related to increases in both the volumes and average price of gas sold, which increases were partially offset by a decrease of approximately $70,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,602 barrels, while volumes of gas sold increased 56,544 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $19.30 per barrel for the nine months ended September 30, 1997 from $19.32 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $1.99 per Mcf for the nine months ended September 30, 1997 from $1.87 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the nine months ended September 30, 1997 from 22.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $171,794 (11.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 19.6% for the nine months ended September 30, 1997 from 22.9% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-E Partnership recognized a non-cash charge against earnings of $2,893,741 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-E Partnership's adoption of SFAS No. 121. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $850,966 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.6% for the nine months ended September 30, 1997 and 5.7% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $26,392,016 or 63.10% of Limited Partners' capital contributions.

     PARTNERSHIP III-F

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                  Three Months Ended September 30,
                                  --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $656,490         $801,543
      Oil and gas production expenses   $333,065         $214,863
      Barrels produced                    14,744           20,248
      Mcf produced                       252,745          221,599
      Average price/Bbl                 $  17.82         $  21.40
      Average price/Mcf                 $   1.56         $   1.66

     As shown in the table above, total oil and gas sales decreased $145,053 (18.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $118,000 was related to a decrease in the volumes of oil sold and approximately $53,000 and $25,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $52,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 5,504 barrels, while volumes of gas sold increased 31,146 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold was primarily due to (i) normal declines in production due to diminished oil reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996. Average oil and gas prices decreased to $17.82 per barrel and $1.56 per Mcf, respectively, for the three months ended September 30, 1997 from $21.40 per barrel and $1.66 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $118,202 (55.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on one well during the three months ended September 30, 1997 in order to improve the recovery of reserves and (ii) subsurface repair and maintenance expenses incurred on another well during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 50.7% for the three months ended September 30, 1997 from 26.8% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $39,217 (12.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining oil reserves at December 31, 1996. As a percentage of oil and gas sales, this expense increased to 40.9% for the three months ended September 30, 1997 from 38.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.5% for the three months ended September 30, 1997 from 7.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $2,281,635     $2,257,857
      Oil and gas production expenses   $  950,471     $  926,056
      Barrels produced                      49,722         58,207
      Mcf produced                         722,858        719,068
      Average price/Bbl                 $    19.30     $    19.55
      Average price/Mcf                 $     1.83     $     1.56

     As shown in the table above, total oil and gas sales increased $23,778 (1.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $6,000 and $195,000, respectively, were related to increases in the volumes and average price of gas sold, which increases were partially offset by decreases of approximately $166,000 and $12,000, respectively, related to decreases in the volumes and average price of oil sold. Volumes of oil sold decreased 8,485 barrels, while volumes of gas sold increased 3,790 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold was primarily due to (i) normal declines in production due to diminished oil reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1996. Average oil prices decreased to $19.30 per barrel for the nine months ended September 30, 1997 from $19.55 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $1.83 per Mcf for the nine months ended September 30, 1997 from $1.56 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,415 (2.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by the decrease in volumes of oil sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 41.7% for the nine months ended September 30, 1997 and 41.0% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $154,585 (16.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) decreases in volumes of oil sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 35.2% for the nine months ended September 30, 1997 from 42.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-F Partnership recognized a non-cash charge against earnings of $2,884,405 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-F Partnership's adoption of SFAS No. 121. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $806,386 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 9.0% for the nine months ended September 30, 1997 and 8.9% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $9,702,904 or 43.81% of Limited Partners' capital contributions.

     PARTNERSHIP III-G

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997             1996
                                        --------         --------
      Oil and gas sales                 $398,505         $506,885
      Oil and gas production expenses   $207,950         $144,886
      Barrels produced                    10,451           14,165
      Mcf produced                       134,769          121,454
      Average price/Bbl                 $  17.74         $  21.50
      Average price/Mcf                 $   1.58         $   1.67

     As shown in the table above, total oil and gas sales decreased $108,380 (21.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $80,000 was related to a decrease in volumes of oil sold and approximately $39,000 and $12,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $22,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 3,714 barrels while volumes of gas sold increased 13,315 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments on several wells during the three months ended September 30, 1996 and (ii) normal declines in production due to diminished oil reserves on several wells. The increase in volumes of gas sold resulted primarily from the shutting-in of two wells during the three months ended September 30, 1996. Average oil prices decreased to $17.74 per barrel for the three months ended September 30, 1997 from $21.50 per barrel for the three months ended September 30, 1996. Average gas prices decreased to $1.58 per Mcf for the three months ended September 30, 1997 from $1.67 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $63,064 (43.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase was due to an increase in general repair and maintenance expenses during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 52.2% for the three months ended September 30, 1997 from 28.6% for the three months ended September 30, 1996. This increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decreases in the average price of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $45,233 (23.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) a decrease in volumes of oil sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 38.0% for the three months ended September 30, 1997 and 37.0% for the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 8.6% for the three months ended September 30, 1997 from 6.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,405,635     $1,430,150
      Oil and gas production expenses   $  605,560     $  609,409
      Barrels produced                      35,841         41,945
      Mcf produced                         384,476        388,400
      Average price/Bbl                 $    19.35     $    19.58
      Average price/Mcf                 $     1.85     $     1.57

     As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. While decreases in volumes of oil and gas sold resulted in decreases of approximately $120,000 and $6,000, respectively, and a decrease of approximately $8,000 was related to a decrease in the average price of oil sold, any resulting decrease in oil and gas sales was mostly offset by an increase of approximately $108,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 6,104 barrels and 3,924 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on several wells and (ii) the sale of several wells in the nine months ended September 30, 1996. Average oil prices decreased to $19.35 per barrel for the nine months ended September 30, 1997 from $19.58 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $1.85 per Mcf for the nine months ended September 30, 1997 from $1.57 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 43.1% for the nine months ended September 30, 1997 and 42.6% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $149,755 (25.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 31.8% for the nine months ended September 30, 1997 from 41.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     As set forth under "Results of Operations" above, the III-G Partnership recognized a non-cash charge against earnings of $1,449,404 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the III-G Partnership's adoption of SFAS No. 121. Of this amount, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 8.1% for the nine months ended September 30, 1997 and 7.8% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $4,970,287 or 40.77% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.


     (b)  Reports on Form 8-K:

          None.

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

                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.

                                   General Partner




Date:  November 13, 1997      By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  November 13, 1997      By:    /s/Patrick M. Hall
                                 --------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.