Form 10-K405
period 1997-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1998-02-20
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

            X       Disclosure is not contained herein.
          -----
                    Disclosure is contained herein.
          -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................1
      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................21
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......24

PART II.....................................................................24
      ITEM 5.     MARKET  FOR  UNITS  AND  RELATED   LIMITED  PARTNER
                  MATTERS...................................................24
      ITEM 6.     SELECTED FINANCIAL DATA...................................27
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................34
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............59
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................59

PART III....................................................................60
      ITEM 10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF THE GENERAL
                  PARTNER...................................................60
      ITEM 11.    EXECUTIVE COMPENSATION....................................61
      ITEM 12.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS
                  AND MANAGEMENT............................................69
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............71

PART IV.....................................................................73
      ITEM 14.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
                  REPORTS ON FORM 8-K.......................................73

      SIGNATURES............................................................79

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


      The General Partner currently serves as general partner of 29 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on the following dates:

                  Partnership              Termination Date
                  -----------             ------------------
                    III-A                 November 28, 1999
                    III-B                 January 24, 2000
                    III-C                 February 28, 2000
                    III-D                 September 5, 2000
                    III-E                 December 26, 2000
                    III-F                 March 7, 2001
                    III-G                 September 20, 2001

However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has not determined whether to extend the term of any Partnership.


      Funding

      Although the Partnership Agreements permit the Partnerships to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1997:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          El Paso Energy Marketing
                          Company ("El Paso")                  47.2%
                        Valero Industrial Gas L.P.
                          ("Valero")                           14.4%

         III-B          El Paso                                37.9%
                        Sun Refining & Marketing
                          Company                              13.1%
                        Phibro Energy, Inc.                    12.7%
                        Valero                                 11.4%

         III-C          El Paso                                49.8%

         III-D          El Paso                                45.6%
                        Eaglwing Trading, Inc.
                          ("Eaglwing")                         18.3%

         III-E          Eaglwing                               33.3%
                        El Paso                                12.4%

         III-F          El Paso                                28.5%

         III-G          El Paso                                23.9%


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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


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

ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

            Number of Gross Wells(2)            Number of Net Wells(3)
           ------------------------------    --------------------------------
 P/ship    Total     Oil     Gas   N/A(4)    Total     Oil     Gas     N/A(4)
--------   -----    -----    ---   ------    ------   ------   -----   ------
III-A        209      103    105      1       11.35     2.94    8.38     .03
III-B        155       71     83      1        7.58     3.17    4.40     .01
III-C        189       71    116      2       21.75    12.12    9.45     .18
III-D        204      138     63      3       14.57     8.48    5.91     .18
III-E        263      117    143      3       48.60    22.97   25.32     .31
III-F        626      487    138      1       27.07    15.21   11.82     .04
III-G      2,198    1,761    436      1       18.15    11.36    6.77     .02

----------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.
(4)   Wells which have not been designated as oil or gas.


      Drilling Activities

      The  following   Partnerships   participated  in  developmental   drilling
activities during 1997:
                                                                    Working
P/ship           Name                 Location           Type       Interest
------      ---------------        ---------------       ----       --------
III-A       Schwarz No. 8          Webb County, TX       Dry          9.99%
III-B       Schwarz No. 8          Webb County, TX       Dry          4.65%
III-C       Schwarz No. 8          Webb County, TX       Dry          1.94%
III-G       Goldsmith Adobe        Ector, TX             Oil           .01%
              Unit
III-G       Plains Unit            Yoakum, TX            Oil           .04%

The III-D, III-E, and III-F Partnerships participated in no drilling activities during 1997.

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

                              Net Production Data

                               III-A Partnership
                               -----------------

                                         Year Ended December 31,
                                    -----------------------------------
                                       1997           1996       1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           40,468         46,923      58,590
   Gas (Mcf)                         1,031,152      1,268,943   1,798,692
Oil and gas sales:
   Oil                              $  796,356     $  975,701  $1,026,724
   Gas                               2,532,278      2,658,303   2,620,883
                                     ---------      ---------   ---------
      Total                         $3,328,634     $3,634,004  $3,647,607
                                     =========      =========   =========
Total direct operating
  expenses                          $  719,090     $  899,073  $1,129,096
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         21.6%          24.7%       31.0%

Average sales price:
   Per barrel of oil                    $19.68         $20.79      $17.52
   Per Mcf of gas                         2.46           2.09        1.46

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.39         $ 3.48      $ 3.15

                              Net Production Data

                               III-B Partnership
                               -----------------

                                        Year Ended December 31,
                                    -----------------------------------
                                       1997           1996     1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           37,216         37,849      42,818
   Gas (Mcf)                           518,891        642,152     900,882
Oil and gas sales:
   Oil                              $  735,310     $  794,186  $  752,820
   Gas                               1,236,812      1,319,321   1,310,287
                                     ---------      ---------   ---------
      Total                         $1,972,122     $2,113,507  $2,063,107
                                     =========      =========   =========
Total direct operating
   expenses                         $  419,217     $  497,491  $  617,474
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         21.3%          23.5%       29.9%

Average sales price:
   Per barrel of oil                    $19.76         $20.98      $17.58
   Per Mcf of gas                         2.38           2.05        1.45

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.39         $ 3.43      $ 3.20

                              Net Production Data

                               III-C Partnership
                               -----------------

                                        Year Ended December 31,
                                    -------------------------------------
                                       1997           1996        1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           27,069         27,429      26,926
   Gas (Mcf)                         1,124,237      1,351,525   1,662,411
Oil and gas sales:
   Oil                              $  534,386     $  567,261  $  466,779
   Gas                               2,537,465      2,692,354   2,293,709
                                     ---------      ---------   ---------
      Total                         $3,071,851     $3,259,615  $2,760,488
                                     =========      =========   =========
Total direct operating
   expenses                         $  749,102     $  781,115  $  819,583
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         24.4%          24.0%       29.7%

Average sales price:
   Per barrel of oil                    $19.74         $20.68      $17.34
   Per Mcf of gas                         2.26           1.99        1.38

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.49         $ 3.09      $ 2.70

                              Net Production Data

                               III-D Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       1997           1996        1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           40,758         41,351      42,166
   Gas (Mcf)                           708,262        760,593   1,000,561
Oil and gas sales:
   Oil                              $  778,978     $  832,109  $  699,885
   Gas                               1,556,567      1,504,599   1,387,597
                                     ---------      ---------   ---------
      Total                         $2,335,545     $2,336,708  $2,087,482
                                     =========      =========   =========
Total direct operating
   expenses                         $  867,060     $  928,670  $  743,746
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         37.1%          39.7%       35.6%

Average sales price:
   Per barrel of oil                    $19.11         $20.12      $16.60
   Per Mcf of gas                         2.20           1.98        1.39

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.46         $ 5.52      $ 3.56

                              Net Production Data

                               III-E Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       1997           1996        1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                          235,152        229,226     256,992
   Gas (Mcf)                         2,189,619      2,152,599   3,030,077
Oil and gas sales:
   Oil                              $4,460,740     $4,572,097  $4,235,397
   Gas                               4,581,069      4,458,018   4,440,650
                                     ---------      ---------   ---------
      Total                         $9,041,809     $9,030,115  $8,676,047
                                     =========      =========   =========
Total direct operating
  expenses                          $4,513,216     $4,418,264  $4,755,568
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         49.9%          48.9%       54.8%

Average sales price:
   Per barrel of oil                    $18.97         $19.95      $16.48
   Per Mcf of gas                         2.09           2.07        1.47

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 7.52         $ 7.51      $ 6.24

                              Net Production Data

                               III-F Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       1997           1996        1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           65,787         74,064      78,456
   Gas (Mcf)                           898,447        924,827   1,107,951
Oil and gas sales:
   Oil                              $1,240,058     $1,494,695  $1,291,617
   Gas                               1,751,392      1,600,043   1,406,199
                                     ---------      ---------   ---------
      Total                         $2,991,450     $3,094,738  $2,697,816
                                     =========      =========   =========
Total direct operating
   expenses                         $1,332,931     $1,237,607  $1,472,070
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         44.6%          40.0%       54.6%

Average sales price:
   Per barrel of oil                    $18.85         $20.18      $16.46
   Per Mcf of gas                         1.95           1.73        1.27

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.18         $ 5.42      $ 5.59

                              Net Production Data

                               III-G Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       1997           1996        1995
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           47,493         54,083      56,567
   Gas (Mcf)                           500,966        499,884     596,184
Oil and gas sales:
   Oil                              $  897,536     $1,091,687  $  932,457
   Gas                                 947,728        870,868     762,390
                                     ---------      ---------   ---------
      Total                         $1,845,264     $1,962,555  $1,694,847
                                     =========      =========   =========
Total direct operating
   expenses                         $  854,673     $  804,410  $  937,989
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         46.3%          41.0%       55.3%

Average sales price:
   Per barrel of oil                    $18.90         $20.19      $16.48
   Per Mcf of gas                         1.89           1.74        1.28

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.52         $ 5.85      $ 6.02


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 1997(1)

III-A Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,231,840
      Oil and liquids (Bbls)                                       112,863

   Net present value (discounted at
      10% per annum)                                           $ 7,515,082

III-B Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,533,853
      Oil and liquids (Bbls)                                        93,543

   Net present value (discounted at
      10% per annum)                                           $ 3,944,494


III-C Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  7,179,593
      Oil and liquids (Bbls)                                       153,312

   Net present value (discounted at
      10% per annum)                                           $ 8,080,660


III-D Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,804,550
      Oil and liquids (Bbls)                                       478,395

   Net present value (discounted at
      10% per annum)                                           $ 5,140,532


III-E Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 10,133,149
      Oil and liquids (Bbls)                                     3,011,540

   Net present value (discounted at
      10% per annum)                                           $18,082,732


III-F Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  5,603,809
      Oil and liquids (Bbls)                                       399,746

   Net present value (discounted at
      10% per annum)                                           $ 7,081,731

III-G Partnership:
-----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,996,317
      Oil and liquids (Bbls)                                       302,928

   Net present value (discounted at
      10% per annum)                                           $ 4,174,021

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

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Arkla Basin is located in southern Arkansas and northern Louisiana. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and Northwest Colorado.




                                                 Significant Properties
                                                 ----------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
III-A Partnership:
     Anadarko              56      2.54        9           65       9      14%      14,170    1,514,981    $1,907,001
     Arkla                 40      1.23        -           40       -       -%      10,721      772,846     1,282,485
     Gulf Coast            52      3.69       23           75      14      19%      79,341    2,359,512     3,777,051

III-B Partnership:
     Gulf Coast            47      1.91       23           70       9      13%      50,059    1,232,306    $  944,349
     Anadarko              39      3.11        4           43       3       7%      33,348      581,492       925,814
     Arkla                 40       .67        -           40       -       -%       5,561      403,496       670,904

III-C Partnership:
     Anadarko              56      6.49       77          133      33      25%      42,593    3,485,641    $3,903,830
     Southern Okla.
       Folded Belt         42      7.95       59          101      23      23%      84,201    2,148,844     2,540,127
     Permian               29      6.41       29           58      28      48%      19,065    1,052,884       946,870

III-D Partnership:
     Anadarko              33      3.32       77          110      32      29%       6,505    2,570,828    $2,655,728
     Jay LEC Field         78       .51        -           78       -       -%     393,859       80,306     1,054,242
     Permian               29      5.36       29           58      28      48%      15,194      856,543       753,650




---------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.




                                                 Significant Properties
                                                 ----------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
III-E Partnership:
     Jay-Lec Field         78      3.65        -           78       -       -    2,810,881      839,418    $7,816,418
     Green River           54      4.22        5           59       -       -       31,904    4,327,879     4,003,393
     Gulf Coast            61     24.98        6           67      30      45%      42,821    2,408,683     3,134,368

III-F Partnership:
     Green River           63      6.70        5           68        9     13%      73,317    3,634,235    $3,347,977
     Anadarko             128      7.28        -          128       27     21%      44,834      908,960     1,059,254
     Gulf Coast            50      1.80        1           51        1      2%      11,598      748,997     1,020,342

III-G Partnership:
     Green River           63      3.85        5           68        9     13%      44,104    1,817,944    $1,674,150
     Anadarko             160      4.38        9          169       47     28%      28,754      556,454       645,317
     Gulf Coast            50       .93        1           51        1      2%       6,216      376,182       513,666



--------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.

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

      Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1998.

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

      On March 20, 1997 the settlement described above was confirmed by the Federal District Court. Certain limited partners in partnerships that were not sponsored by the General Partner appealed the confirmation; however, all such appeals were denied by the United States Second Circuit Court of Appeals and the settlement order is now final. The parties are currently awaiting a ruling by the federal district judge as to the amount of attorneys' fees to be awarded to the Plaintiffs' attorneys from the Settlement Fund. The General Partner expects that the Settlement Fund will be distributed to eligible class members within a few months following the entry of a final order on the attorneys' fees.

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1997.


PART II

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of January 31, 1998, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976              1,421
               III-B           138,336                804
               III-C           244,536              1,334
               III-D           131,008                722
               III-E           418,266              2,312
               III-F           221,484              1,192
               III-G           121,925                623

      Units were initially sold for a price of $100. Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% Tender Offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $100 to a Partnership.


                            Repurchase Offer Prices
                            -----------------------

                      1996                          1997                1998
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $15    $12     $18   $14      $12   $16     $12    $10      $ 8
III-B        15     12      18    15       12    16      12     10        8
III-C        16     14      19    16       14    19      17     15       13
III-D        22     20      28    25       23    26      24     22       20
III-E        32     30      36    34       31    32      30     28       26
III-F        24     23      23    21       20    22      20     19       17
III-G        25     24      25    23       22    25      23     22       20


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1996, 1997, and 1998:

                              Cash Distributions
                               -----------------

                                   1996
              ---------------------------------------------
                   1st       2nd           3rd       4th
      P/ship       Qtr.      Qtr.          Qtr.     Qtr.(1)
      -------    -------   -------       -------    -------

      III-A       $1.97     $2.33         $2.08      $3.09
      III-B        2.20      2.65          2.23       3.07
      III-C        1.25      1.73          1.93       2.35
      III-D        1.45      2.07          2.14       2.67
      III-E        1.56      2.48          2.27       2.36
      III-F        1.13      1.13          1.21       1.76
      III-G        1.23      1.23          1.29       2.17


                                    1997                           1998
                 ------------------------------------------       ------
                  1st         2nd         3rd        4th           1st
      P/ship     Qtr(1).      Qtr.       Qtr.(1)    Qtr.(1)       Qtr.(1)
      ------     ------    ---------     -------    -------       ------

      III-A       $2.01     $3.24         $4.11      $1.75         $1.83
      III-B        2.49      3.57          4.32       1.97          2.15
      III-C        2.05      3.26(1)       2.39       1.36          2.09
      III-D        2.31      3.68(1)       2.42       1.92          2.27
      III-E        2.55      3.59          2.34       1.81          1.70
      III-F        1.55      2.98          1.50       1.12          1.68
      III-G        1.55      3.20          1.82       1.23          2.18



-------------------
(1) Amount of cash distributions includes proceeds from the sale of certain oil and gas properties.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $3,328,634          $3,634,004        $3,647,607        $ 5,044,736       $ 5,158,061
Net Income (Loss):
   Limited Partners                33,066           1,109,284       ( 1,243,800)      (     86,676)          699,978
   General Partner                 98,919             104,949            76,804            145,059           160,370
   Total                          131,985           1,214,233       ( 1,166,996)            58,383           860,348
Limited Partners' Net
   Income (Loss) per
   Unit                               .13                4.20       (      4.71)      (        .33)             2.65
Limited Partners' Cash
   Distributions per
   Unit                             11.11                9.47              8.19              15.01             11.75
Total Assets                    3,916,891           6,895,159         8,353,918         11,769,144        16,199,765
Partners' Capital
   (Deficit):
   Limited Partners             3,985,217           6,886,151         8,275,867         11,679,667        15,726,343
   General Partner            (   198,271)        (   198,911)      (   143,923)      (    111,727)     (     38,786)
Number of Units
   Outstanding                    263,976             263,976           263,976            263,976           263,976




                                                Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $1,972,122          $2,113,507        $2,063,107        $2,717,108        $3,211,371
Net Income (Loss):
   Limited Partners               223,228             712,800       (   296,132)      (    47,216)          868,230
   General Partner                 60,762              63,531            48,956            78,538           104,801
   Total                          283,990             776,331       (   247,176)           31,322           973,031
Limited Partners' Net
   Income (Loss) per
   Unit                              1.61                5.15       (      2.14)      (       .34)             6.28
Limited Partners' Cash
   Distributions per
   Unit                             12.35               10.15              8.86             15.72             15.84
Total Assets                    2,248,586           3,772,912         4,502,744         6,023,688         8,489,410
Partners' Capital
   (Deficit):
   Limited Partners             2,291,824           3,776,596         4,466,796         5,987,928         8,210,144
   General Partner            (    97,840)        (    97,092)      (    66,996)      (    52,952)      (    16,490)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336




                                                Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $3,071,851          $3,259,615        $2,760,488        $ 3,229,521       $ 4,116,983
Net Income (Loss):
   Limited Partners           (   196,027)          1,247,672       ( 1,322,234)      (  2,120,737)     (    205,422)
   General Partner                 86,436             103,933            53,608             59,036           115,681
   Total                      (   109,591)          1,351,605       ( 1,268,626)      (  2,061,701)     (     89,741)
Limited Partners' Net
   Income (Loss) per
   Unit                       (       .80)               5.10       (      5.41)      (       8.67)     (        .84)
Limited Partners' Cash
   Distributions per
   Unit                              9.06                7.26              5.76               9.50              8.84
Total Assets                    4,567,928           7,009,782         7,572,561         10,499,912        15,043,115
Partners' Capital
   (Deficit):
   Limited Partners             4,512,996           6,924,023         7,451,351         10,183,585        14,629,322
   General Partner            (   171,438)        (   143,741)      (   125,913)      (    107,521)     (     41,557)
Number of Units
   Outstanding                    244,536             244,536           244,536            244,536           244,536




                                                Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $2,335,545          $2,336,708        $2,087,482        $2,017,361        $2,356,267
Net Income (Loss):
   Limited Partners                35,530             795,298       (   234,478)      ( 2,563,317)      (   236,144)
   General Partner                 54,213              59,929            45,966             8,876            54,117
   Total                           89,743             855,227       (   188,512)      ( 2,554,441)      (   182,027)
Limited Partners' Net
   Income (Loss) per
   Unit                               .27                6.07       (      1.79)      (     19.57)      (      1.80)
Limited Partners' Cash
   Distributions per
   Unit                             10.33                8.33              6.30              8.21              8.14
Total Assets                    2,890,862           4,241,190         4,463,897         5,787,787         9,439,368
Partners' Capital
   (Deficit):
   Limited Partners             2,636,733           3,953,203         4,248,905         5,308,383         8,946,700
   General Partner            (    62,091)        (    50,214)      (    36,176)      (    39,142)           10,982
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008




                                                Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $ 9,041,809         $ 9,030,115       $ 8,676,047       $ 9,466,013       $10,531,047
Net Income (Loss):
   Limited Partners           (    219,259)          2,275,698      (    338,913)     (  1,853,838)     (    540,695)
   General Partner                 158,394             191,012           136,202           124,584           221,441
   Total                      (     60,865)          2,466,710      (    202,711)     (  1,729,254)     (    319,254)
Limited Partners' Net
   Income (Loss) per
   Unit                       (        .52)               5.44      (        .81)     (       4.43)     (       1.29)
Limited Partners' Cash
   Distributions per
   Unit                              10.29                8.67              6.43             10.00             13.27
Total Assets                    11,397,387          15,918,358        17,113,266        20,666,337        26,359,002
Partners' Capital
   (Deficit):
   Limited Partners             10,449,227          14,971,486        16,319,788        19,348,701        25,387,539
   General Partner            (    209,050)       (    187,947)     (    127,750)     (    124,952)     (     37,536)
Number of Units
   Outstanding                     418,266             418,266           418,266           418,266           418,266




                                                Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $2,991,450          $3,094,738        $2,697,816        $ 3,517,877       $ 4,434,480
Net Income (Loss):
   Limited Partners           ( 2,273,148)            483,478       ( 1,521,469)      (  1,120,925)     (    208,690)
   General Partner                 32,514              72,299            25,536             41,351           104,438
   Total                      ( 2,240,634)            555,777       ( 1,495,933)      (  1,079,574)     (    104,252)
Limited Partners' Net
   Income (Loss)
   per Unit                   (     10.26)               2.18       (      6.87)      (       5.06)     (        .94)
   Limited Partners' Cash
   Distributions per
   Unit                              7.15                5.23              2.05               8.58              9.41
Total Assets                    4,752,817           8,632,813         9,438,169         11,599,217        14,357,712
Partners' Capital
   (Deficit):
   Limited Partners             4,454,142           8,310,290         8,986,812         10,963,281        13,984,206
   General Partner            (   146,427)        (    97,523)      (    70,576)      (     72,812)     (     20,163)
Number of Units
   Outstanding                    221,484             221,484           221,484            221,484           221,484




                                                Selected Financial Data

                                                    III-G Partnership
                                                    -----------------

                                  1997                1996              1995              1994              1993
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $1,845,264          $1,962,555        $1,694,847        $2,137,843        $2,696,304
Net Income (Loss):
   Limited Partners           ( 1,136,965)            380,060       ( 1,024,258)      (   572,690)      (   121,349)
   General Partner                 22,672              47,089            15,638            27,083            60,916
   Total                      ( 1,114,293)            427,149       ( 1,008,620)      (   545,607)      (    60,433)
Limited Partners' Net
   Income (Loss)
   per Unit                   (      9.33)               3.12       (      8.40)      (      4.70)      (      1.00)
Limited Partners' Cash
   Distributions per
   Unit                              7.80                5.92              2.67              8.37             10.00
Total Assets                    2,873,056           4,977,730         5,415,275         6,857,551         8,305,963
Partners' Capital
   (Deficit):
   Limited Partners             2,707,822           4,795,787         5,136,727         6,485,985         8,078,675
   General Partner            (    85,608)        (    58,669)      (    26,964)      (    26,102)      (     5,685)
Number of Units
   Outstanding                    121,925             121,925           121,925           121,925           121,925

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional oil and gas properties, and the existing properties are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced naturally decline from year to year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996, and for the year ended December 31, 1996 as compared to the year ended December 31, 1995.


                               III-A Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $305,370 (8.4%) in 1997 as compared to 1996. Of this decrease, approximately $134,000 and $497,000, respectively, were related to decreases in volumes of oil and gas sold and $45,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $382,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 6,455 barrels and 237,791 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production and (ii) a negative prior period volume adjustment made by a purchaser on one significant well in 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) a positive prior period volume adjustment made by a purchaser on one significant well in 1996. Average oil prices decreased to $19.68 per barrel in 1997 from $20.79 per barrel in 1996. Average gas prices increased to $2.46 per Mcf in 1997 from $2.09 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $179,983 (20.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997 as compared to 1996, (ii) workover expenses incurred on two significant wells during 1996 in order to improve the recovery of reserves, and
(iii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 21.6% in 1997 from 24.7% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $410,230 (36.1%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 21.8% in 1997 from 31.3% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 in the first quarter of 1997. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,432,362 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-A Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $12,979 (4.0%) in 1997 as compared to 1996. This decrease resulted primarily from the reversal of a prior charge which was recorded in error. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% in 1997 and 8.9% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $23,564,701  or  89.27%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales remained relatively constant for 1996 as compared to 1995. Any decrease related to decreases in volumes of oil and gas sold were offset by increases related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 11,667 barrels and 529,749 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of one well during 1996 in order to perform a workover to improve the recovery of reserves and (ii) normal declines in production due to diminished oil reserves on several wells. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells during 1996 as compared to 1995,
(ii) a positive prior period volume adjustment made by the purchaser on one well during 1995, and (iii) the sale of several gas producing wells during 1996. Average oil and gas prices increased to $20.79 per barrel and $2.09 per Mcf, respectively, for 1996 from $17.52 per barrel and $1.46 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $230,023 (20.4%) for 1996 as compared to 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, these expenses decreased to 24.7% for 1996 from 31.0% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996 as compared to 1995.

      Depreciation, depletion, and amortization of oil and gas properties decreased $975,909 (46.2%) for 1996 as compared to 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 31.3% for 1996 from 57.9% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-A Partnership recognized a non-cash charge against earnings of $1,267,185 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses increased $15,705 (5.1%) for 1996 as compared to 1995. This increase was primarily due to an increase in professional fees and printing and postage expenses during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% for 1996 as compared to 8.5% for 1995.


                               III-B Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $141,385 (6.7%) in 1997 as compared to 1996. Of this decrease approximately $13,000 and $293,000, respectively, related to decreases in volumes of oil and gas sold and $46,000 related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $212,000 related to an increase in the average price of gas sold in 1997. Volumes of oil and gas sold decreased 633 barrels and 123,261 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well in 1996. Average oil prices decreased to $19.76 per barrel in 1997 from $20.98 per barrel in 1996. Average gas prices increased to $2.38 per Mcf in 1997 from $2.05 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,274 (15.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold in 1997 and (ii) workover expenses incurred on two wells during 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 21.3% in 1997 from 23.5% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $188,404 (29.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 22.6% in 1997 from 30.0% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 in the first quarter of 1997. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $7,728 (4.5%) in 1997 as compared to 1996. This decrease resulted primarily from the reversal of a prior charge which was recorded in error. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.3% in 1997 and 8.1% in 1996.

      The Limited Partners have received cash distributions through December 31, 1997 totaling $13,717,353 or 99.16% of the Limited Partners' capital contributions. During the first quarter of 1998, the Limited Partners have received cash distributions totalling in excess of their capital contributions. Therefore, beginning in the first quarter of 1998, operations will be allocated using after payout percentages. See Note 1 to the financial statements included in Item 8 of this Annual Report for tables containing before payout and after payout percentages.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $50,400 (2.4%) for 1996 as compared to 1995. Of this increase, approximately $129,000 and $385,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $87,000 and $375,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,969 barrels and 258,730 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) the sale of a significant gas producing unitized property during 1996. Average oil and gas prices increased to $20.98 per barrel and $2.05 per Mcf, respectively, for 1996 from $17.58 per barrel and $1.45 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $119,983 (19.4%) for 1996 as compared 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, these expenses decreased to 23.5% for 1996 from 29.9% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $418,614 (39.8%) for 1996 as compared to 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 30.0% for 1996 from 51.0% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-B Partnership recognized a non-cash charge against earnings of $480,618 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses increased $10,035 (6.2%) for 1996 as compared to 1995. This increase was primarily due to an increase in professional fees and printing and postage expenses during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.1% for 1996 as compared to 7.8% for 1995.


                               III-C Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $187,764 (5.8%) in 1997 as compared to 1996. Of this decrease, approximately $452,000 was related to a decrease in volumes of gas sold and approximately $25,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $304,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased by 360 barrels and 227,288 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production, (ii) a negative prior period volume adjustment made by a purchaser on two significant wells in 1997, and (iii) a positive prior period volume adjustment made by a purchaser on one significant well in 1996. Average oil prices decreased to $19.74 per barrel in 1997 from $20.68 per barrel in 1996. Average gas prices increased to $2.26 per Mcf in 1997 from $1.99 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,013 (4.1%) in 1997 as compared to 1996. This decrease resulted primarily from the decrease in volumes of gas sold in 1997, which decrease was partially offset by (i) credits issued on one well during 1996 for prior period rental expenses and (ii) workover expenses incurred on another well during 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 24.4% in 1997 and 24.0% in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $303,665 (32.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 20.4% in 1997 from 28.5% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,417 in the first quarter of 1997. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,146 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-C Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% in 1997 and 9.0% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $15,143,795  or  61.93%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $499,127 (18.1%) for 1996 as compared to 1995. Of this increase, approximately $92,000 and $824,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $429,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 503 barrels, while volumes of gas sold decreased 310,886 Mcf for 1996 as compared to 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) positive prior period volume adjustments made by the purchaser on two wells during 1995. Average oil and gas prices increased to $20.68 per barrel and $1.99 per Mcf, respectively, for 1996 from $17.34 per barrel and $1.38 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,468 (4.7%) for 1996 as compared to 1995. This decrease resulted primarily from the decrease in volumes of gas sold during 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 24.0% for 1996 from 29.7% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $657,266 (41.4%) for 1996 as compared to 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decrease in volumes of gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 28.5% for 1996 from 57.5% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-C Partnership recognized a non-cash charge against earnings of $1,338,693 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 9.0% for 1996 from 10.4% for 1995. This percentage decrease resulted primarily from the increase in oil and gas sales discussed above.


                               III-D Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Decreases of approximately $12,000 and $104,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $41,000 related to a decrease in the average price of oil sold were substantially offset by an increase of approximately $156,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 593 barrels and 52,331 Mcf, respectively, in 1997 as compared to 1996. Average oil prices decreased to $19.11 per barrel in 1997 from $20.12 per barrel in 1996. Average gas prices increased to $2.20 per Mcf in 1997 from $1.98 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $61,610 (6.6%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold during 1997 and (ii) a decrease in general repair and maintenance expenses incurred on several wells during 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses decreased to 37.1% in 1997 from 39.7% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold during 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $115,418 (26.1%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 14.0% in 1997 from 18.9% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-D Partnership recognized a non-cash charge against earnings of $932,243 in the first quarter of 1997. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $446,423 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-D Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.8% in 1997 and 6.8% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $7,495,669  or  57.22%  of  the  Limited   Partners'   capital
contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $249,226 (11.9%) for 1996 as compared to 1995. Of this increase, approximately $146,000 and $449,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $334,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 815 barrels and 239,968 Mcf for 1996 as compared to 1995. The decrease in volumes of gas sold resulted primarily from
(i) normal declines in production due to diminished gas reserves on several wells and (ii) positive prior period volume adjustments made by the purchaser on four wells during 1995. Average oil and gas prices increased to $20.12 per barrel and $1.98 per Mcf, respectively, for 1996 from $16.60 per barrel and $1.39 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $184,924 (24.9%) for 1996 as compared to 1995. This increase resulted primarily from (i) lease operating expense adjustments during 1996 associated with changes in estimates by the third party operator of gas balancing positions on certain wells being greater than similar adjustments during 1995, (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above, and (iii) an increase in general repair and maintenance expenses incurred on several wells during 1996 as compared to 1995. These increases were partially offset by the decrease in volumes of oil and gas sold during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses increased to 39.7% for 1996 from 35.6% for 1995. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $447,461 (50.3%) for 1996 as compared to 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.9% for 1996 from 42.6% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-D Partnership recognized a non-cash charge against earnings of $495,810 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 6.8% for 1996 from 7.6% for 1995. This percentage decrease resulted primarily from the increase in oil and gas sales discussed above.


                               III-E Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Increases of approximately $118,000 and $77,000, respectively, related to increases in volumes of oil and gas sold and an increase of approximately $44,000 related to an increase in and the average price of gas sold were substantially offset by a decrease of approximately $230,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 5,926 barrels and 37,020 Mcf, respectively, in 1997 as compared to 1996. Average oil prices decreased to $18.97 per barrel in 1997 from $19.95 per barrel in 1996. Average gas prices increased to $2.09 per Mcf in 1997 from $2.07 in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $94,952 (2.1%) in 1997 as compared to 1996. This increase resulted primarily from the increases in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 49.9% in 1997 and 48.9% in 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $539,246 (31.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 13.3% in 1997 from 19.2% in 1996. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      The III-E Partnership recognized a non-cash charge against earnings of $2,893,438 in the first quarter of 1997. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $850,663 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.6% in 1997 and 5.6% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $27,150,016  or  64.91%  of  the  Limited   Partners'   capital
contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $354,068 (4.1%) for 1996 as compared to 1995. Of this increase, approximately $795,000 and $1,292,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $458,000 and $1,290,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 27,766 barrels and 877,478 Mcf, respectively, for 1996 as compared to

1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) positive prior period volume adjustments made by the purchaser on three wells during 1995, and (iii) the curtailment of gas sales from one well during 1996 due to the III-E Partnership's overproduced position in the well. Average oil and gas prices increased to $19.95 per barrel and $2.07 per Mcf, respectively, for 1996 from $16.48 per barrel and $1.47 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $337,304 (7.1%) for 1996 as compared to 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during 1996 as compared to 1995, partially offset by an increase in production facility and zone treatment expenses related to one well during 1996. As a percentage of oil and gas sales, these expenses decreased to 48.9% for 1996 from 54.8% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996, partially offset by the increase in production facility and zone treatment expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,710,452 (49.6%) for 1996 as compared to 1995. Approximately one-half of this decrease was related to four significant wells which were fully depleted in 1995 due to a lack of remaining reserves and the other one-half of this decrease resulted from upward revisions in the estimates of remaining oil reserves at December 31, 1996 and the decreases in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, this expense decreased to 19.2% for 1996 from 39.7% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-E Partnership recognized a non-cash charge against earnings of $210,152 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.6% for 1996 and 5.9% for 1995.

                                III-F Partnership
                                -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $103,288 (3.3%) in 1997 as compared to 1996. Of this decrease, approximately $167,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold and approximately $87,000 related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $198,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased by 8,277 barrels and 26,380 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production and (ii) the sale of two significant wells in mid-1996. Average oil prices decreased to $18.85 per barrel in 1997 from $20.18 per barrel in 1996. Average gas prices increased to $1.95 per Mcf in 1997 from $1.73 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $95,324 (7.7%) in 1997 as compared to 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during 1997 in order to improve the recovery of reserves and (ii) credits issued on one well during 1996 for prior period rental expenses, which increases were partially offset by the decreases in volumes of oil and gas sold during 1997. As a percentage of oil and gas sales, these expenses increased to 44.6% in 1997 from 40.0% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decrease in the average price of oil sold during 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $374,649 (33.1%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 25.3% in 1997 from 36.5% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 in the first quarter of 1997. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% in 1997 and 8.6% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $9,949,904  or  44.92%  of  the  Limited   Partners'   capital
contributions.


                      Year Ended December 31, 1996 Compared
                         to Year Ended December 31, 1995
                      -------------------------------------

      Total oil and gas sales increased $396,922 (14.7%) for 1996 as compared to 1995. Of this increase, approximately $276,000 and $425,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $72,000 and $233,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,392 barrels and 183,124 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the shutting-in of one well during 1996 due to mechanical difficulties, and (iii) the curtailment of gas sales from one well during 1996 due to the III-F Partnership's overproduced position in the well. Average oil and gas prices increased to $20.18 per barrel and $1.73 per Mcf, respectively, for 1996 from $16.46 per barrel and $1.27 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $234,463 (15.9%) for 1996 as compared to 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, these expenses decreased to 40.0% for 1996 from 54.6% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $379,063 (25.1%) for 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 36.5% for 1996 from 56.0% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-F Partnership recognized a non-cash charge against earnings of $998,811 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 8.6% for 1996 from 9.8% for 1995. This decrease resulted primarily from the increase in oil and gas sales discussed above.


                               III-G Partnership
                               -----------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $117,291 (6.0%) in 1997 as compared to 1996. Of this decrease, approximately $133,000 related to a decrease in volumes of oil sold and approximately $61,000 related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $75,000 related to an increase in the average price of gas sold. Volumes of oil sold decreased 6,590 barrels in 1997 as compared to 1996. Volumes of gas sold increased 1,082 Mcf in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from (i) a normal decline in production and (ii) the sale of several wells in 1996. Average oil prices decreased to $18.90 per barrel in 1997 from $20.19 per barrel in 1996. Average gas prices increased to $1.89 per Mcf in 1997 from $1.74 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $50,263 (6.2%) in 1997 as compared to 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during 1997 in order to improve the recovery of reserves and (ii) an increase in general repair and maintenance expenses incurred on one well during 1997 as compared to 1996, which increase was partially offset by the decrease in volumes of oil sold during 1997. As a percentage of oil and gas sales, these expenses increased to 46.3% in 1997 from 41.0% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decrease in the average price of oil sold during 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $227,810 (34.9%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil sold in 1997, and (iii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 23.1% in 1997 from 33.3% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization discussed above and (ii) the increases in the average prices of gas sold in 1997.

      The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 in the first quarter of 1997 and $102,376 in the fourth quarter of 1997. Of the first quarter charge, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the III-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. The fourth quarter charge of $102,376 was primarily related to the decline in oil prices used to determine the recoverability of proved oil and gas reserves at December 31, 1997. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.9% in 1997 and 7.5% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $5,120,287  or  42.00%  of  the  Limited   Partners'   capital
contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $267,708 (15.8%) for 1996 as compared to 1995. Of this increase, approximately $201,000 and $230,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $41,000 and $123,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,484 barrels and 96,300 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the shutting-in of one well during 1996 due to mechanical difficulties, and (iii) the curtailment of gas sales from one well during 1996 due to the III-G Partnership's overproduced position in the well. Average oil and gas prices increased to $20.19 per barrel and $1.74 per Mcf, respectively, for 1996 from $16.48 per barrel and $1.28 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $133,579 (14.2%) for 1996 as compared to 1995. This decrease resulted primarily from the decrease in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, these expenses decreased to 41.0% for 1996 from 55.3% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $321,266 (33.0%) for 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining oil reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, partially offset by a downward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 33.3% for 1996 from 57.5% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The III-G Partnership recognized a non-cash charge against earnings of $677,010 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 7.5% for 1996 from 8.6% for 1995. This decrease resulted primarily from the increase in oil and gas sales discussed above.

      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel or 6 Mcf of gas) for 1997, 1996, and 1995. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             1997 Compared to 1996
                             ---------------------

                             Average Sales Prices
            ----------------------------------------------------------------
P/ship            1997                       1996                 % Change
------      ----------------           ----------------        ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A       $19.68       $2.46         $20.79     $2.09         (5%)     18%
III-B        19.76        2.38          20.98      2.05         (6%)     16%
III-C        19.74        2.26          20.68      1.99         (5%)     14%
III-D        19.11        2.20          20.12      1.98         (5%)     11%
III-E        18.97        2.09          19.95      2.07         (5%)      1%
III-F        18.85        1.95          20.18      1.73         (7%)     13%
III-G        18.90        1.89          20.19      1.74         (6%)      9%


                               Production Volumes
            -----------------------------------------------------------------
P/ship             1997                       1996               % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        40,468     1,031,152       46,923   1,268,943      (14%)   (19%)
III-B        37,216       518,891       37,849     642,152      ( 2%)   (19%)
III-C        27,069     1,124,237       27,429   1,351,525      ( 1%)   (17%)
III-D        40,758       708,262       41,351     760,593      ( 1%)   ( 7%)
III-E       235,152     2,189,619      229,226   2,152,599        3%      2%
III-F        65,787       898,447       74,064     924,827      (11%)   ( 3%)
III-G        47,493       500,966       54,083     499,884      (12%)     -%


                           Average Production Costs
                         per Equivalent Barrel of Oil
                      -----------------------------------
                  P/ship      1997      1996      % Change
                  ------     -----     -----      --------
                  III-A      $3.39     $3.48        ( 3%)
                  III-B       3.39      3.43        ( 1%)
                  III-C       3.49      3.09         13%
                  III-D       5.46      5.52        ( 1%)
                  III-E       7.52      7.51          -%
                  III-F       6.18      5.42         14%
                  III-G       6.52      5.85         11%

                             1996 Compared to 1995
                             ---------------------

                             Average Sales Prices
            -----------------------------------------------------------------
P/ship            1996                       1995                % Change
------      -------------------        ----------------        ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    -----
III-A       $20.79       $2.09         $17.52    $1.46          19%      43%
III-B        20.98        2.05          17.58     1.45          19%      41%
III-C        20.68        1.99          17.34     1.38          19%      44%
III-D        20.12        1.98          16.60     1.39          21%      42%
III-E        19.95        2.07          16.48     1.47          21%      41%
III-F        20.18        1.73          16.46     1.27          23%      36%
III-G        20.19        1.74          16.48     1.28          23%      36%


                              Production Volumes
            -----------------------------------------------------------------
P/ship             1996                       1995               % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        46,923     1,268,943       58,590   1,798,692      (20%)   (29%)
III-B        37,849       642,152       42,818     900,882      (12%)   (29%)
III-C        27,429     1,351,525       26,926   1,662,411        2%    (19%)
III-D        41,351       760,593       42,166   1,000,561      ( 2%)   (24%)
III-E       229,226     2,152,599      256,992   3,030,077      (11%)   (29%)
III-F        74,064       924,827       78,456   1,107,951      ( 6%)   (17%)
III-G        54,083       499,884       56,567     596,184      ( 4%)   (16%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                      -----------------------------------
                  P/ship      1996      1995      % Change
                  ------     -----     -----      --------
                  III-A      $3.48     $3.15         10%
                  III-B       3.43      3.20          7%
                  III-C       3.09      2.70         14%
                  III-D       5.52      3.56         55%
                  III-E       7.51      6.24         20%
                  III-F       5.42      5.59        ( 3%)
                  III-G       5.85      6.02        ( 3%)

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the Partnerships' proved reserve quantities at December 31, 1997 would have the following remaining lives:


                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A               5.1             2.8
                     III-B               4.9             2.5
                     III-C               6.4             5.7
                     III-D               5.4            11.7
                     III-E               4.6            12.8
                     III-F               6.2             6.1
                     III-G               6.0             6.4


      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. Occasional expenditures by the Partnerships for new wells or well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 1997. The sale of a property owned by one or more Partnerships was made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1997 were as follows:

                        Partnership              Amount
                        -----------             --------
                          III-A                 $572,237
                          III-B                  278,513
                          III-C                  231,004
                          III-D                   26,912
                          III-E                   38,925
                          III-F                   83,156
                          III-G                   65,190


      The sale of these properties reduced the quantity of the Partnerships' proved reserves. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. The General Partner believes that the sale of these properties will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships will terminate on the following dates in accordance with the Partnership Agreements:

                  Partnership       Termination Date
                  -----------       -----------------

                    III-A           November 28, 1999
                    III-B           January 24, 2000
                    III-C           February 28, 2000
                    III-D           September 5, 2000
                    III-E           December 26, 2000
                    III-F           March 7, 2001
                    III-G           September 20, 2001

However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The General Partner has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The General Partner believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause disruption of the Partnerships' operations or a material affect on the Partnerships' financial condition or results of operations. However, it is possible that the Partnerships' cash flows could be disrupted by year 2000 problems experienced by operators of the Partnerships' wells, buyers of the Partnerships' oil and gas, financial institutions, or other persons. The General Partner is unable to quantify the effect, if any, on the Partnerships of year-2000 computer problems experienced by these third parties.


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

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.

      Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934 during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 1997, 1996, and 1995 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1997          1996         1995
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136
               III-G           128,340       128,340      128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1997, 1996, and 1995:






                                                 Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -            -          -           -              -            -           -
                        1996      -            -          -           -              -            -           -
Dennis R. Neill,
President(2)(3)         1996      -            -          -           -              -            -           -
                        1997      -            -          -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $151,718       -          -           -              -            -           -
                        1996    $162,555       -          -           -              -            -           -
                        1997    $166,001       -          -           -              -            -           -
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




                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1997


                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -           -           -          -              -            -           -
                        1996       -           -           -          -              -            -           -
Dennis R. Neill,
President(2)(3)         1996       -           -           -          -              -            -           -
                        1997       -           -           -          -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $79,509       -           -          -              -            -           -
                        1996     $85,188       -           -          -              -            -           -
                        1997     $86,993       -           -          -              -            -           -
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




                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------
                                            Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995       -           -           -           -              -           -           -
                        1996       -           -           -           -              -           -           -
Dennis R. Neill,
President(2)(3)         1996       -           -           -           -              -           -           -
                        1997       -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995     $140,547      -           -           -              -           -           -
                        1996     $150,586      -           -           -              -           -           -
                        1997     $153,778      -           -           -              -           -           -
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




                                                 Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -           -              -            -           -
                        1996      -           -           -           -              -            -           -
Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -           -
                        1997      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $75,296       -           -           -              -            -           -
                        1996    $80,674       -           -           -              -            -           -
                        1997    $82,384       -           -           -              -            -           -
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





                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------
                                          Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -         -              -              -           -
                        1996      -           -           -         -              -              -           -
Dennis R. Neill,
President(2)(3)         1996      -           -           -         -              -              -           -
                        1997      -           -           -         -              -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $240,393      -           -         -              -              -           -
                        1996    $257,564      -           -         -              -              -           -
                        1997    $263,023      -           -         -              -              -           -
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




                                                 Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -           -             -             -           -
                        1996      -           -           -           -             -             -           -
Dennis R. Neill,
President(2)(3)         1996      -           -           -           -             -             -           -
                        1997      -           -           -           -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $127,292      -           -           -             -             -           -
                        1996    $136,385      -           -           -             -             -           -
                        1997    $139,275      -           -           -             -             -           -
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




                                                 Salary Reimbursements

                                                    III-G Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                -------------------------           ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -           -              -            -           -
                        1996      -           -           -           -              -            -           -
Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -           -
                        1997      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $70,074       -           -           -              -            -           -
                        1996    $75,079       -           -           -              -            -           -
                        1997    $76,670       -           -           -              -            -           -
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


      During 1995 El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"), an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to El Paso during 1995.

                        Partnership                1995
                        -----------             ----------

                           III-A                $1,811,755
                           III-B                   863,111
                           III-C                 1,325,188
                           III-D                   849,298
                           III-E                 2,128,723
                           III-F                   847,849
                           III-G                   446,378

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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of January 31, 1998 (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                       Number of Units
                                                        Beneficially
                                                       Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                             27,010    (10.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   27,010    (10.2%)

III-B Partnership:
-----------------
   Samson Resources Company                             15,206    (11.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   15,206    (11.0%)

III-C Partnership:
-----------------
   Samson Resources Company                             30,371    (12.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   30,371    (12.4%)

III-D Partnership:
-----------------
   Samson Resources Company                             19,505    (14.9%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   19,505    (14.9%)

III-E Partnership:
-----------------
   Samson Resources Company                             53,068    (12.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   53,068    (12.7%)

III-F Partnership:
-----------------
   Samson Resources Company                             29,898    (13.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   29,898    (13.5%)

III-G Partnership:
-----------------
   Samson Resources Company                             15,898    (13.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   15,898    (13.0%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber (the dealer manager of the original offering of Units) and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. The Advisory Agreement will expire on March 3, 1998. The Advisory Agreement provides, among other things, that: (i) Samson will review periodically with PaineWebber the general operations and performance of the Partnerships and the terms of any material transaction involving a Partnership; (ii) Samson will allow PaineWebber to advise Samson and to comment on any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners and any proposal initiated by the General Partner that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership, the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units; (iii) Samson will maintain an "800" investor services telephone number; and (iv) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

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

               as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as part of this report:

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

              *23.4 Consent of Ryder  Scott  Company,  Petroleum  Engineers  for
                    Geodyne Energy Income Limited Partnership III-D.

              *23.5 Consent of Ryder  Scott  Company,  Petroleum  Engineers  for
                    Geodyne Energy Income Limited Partnership III-E.

              *23.6 Consent of Ryder  Scott  Company,  Petroleum  Engineers  for
                    Geodyne Energy Income Limited Partnership III-F.

              *23.7 Consent of Ryder  Scott  Company,  Petroleum  Engineers  for
                    Geodyne Energy Income Limited Partnership III-G.

              *27.1 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.2 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.3 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.4 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.5 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.6 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.7 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

               All other Exhibits are omitted as inapplicable.

               ----------
              *Filed herewith.

          (b) Reports on Form 8-K filed during the fourth quarter of 1997:

              None.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-A

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-B

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-C

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-D

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-E

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP III-G

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 20, 1998

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

By:   /s/Dennis R. Neill        President and            February 20, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 20, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 20, 1998
      -------------------
         Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                              1997                1996
                                          -------------       -----------
CURRENT ASSETS:
   Cash and cash equivalents               $  522,371          $  610,116
   Accounts receivable:
      Oil and gas sales                       524,541             680,167
      Other                                       308                -
                                            ---------           ---------
         Total current assets              $1,047,220          $1,290,283

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                           2,669,949           5,360,656

DEFERRED CHARGE                               199,722             244,220
                                            ---------           ---------
                                           $3,916,891          $6,895,159
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   39,622          $   50,726
   Gas imbalance payable                       38,418              76,797
                                            ---------           ---------

      Total current liabilities            $   78,040          $  127,523

ACCRUED LIABILITY                          $   51,905          $   80,396

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($  198,271)        ($  198,911)
   Limited Partners, issued and
      outstanding, 263,976 Units            3,985,217           6,886,151
                                            ---------           ---------
         Total Partners' capital           $3,786,946          $6,687,240
                                            ---------           ---------
                                           $3,916,891          $6,895,159
                                            =========           =========





              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 1997, 1996, and 1995

                                     1997             1996            1995
                                 ------------     ------------    ----------
REVENUES:
   Oil and gas sales,
      including $1,811,755
      of sales to related
      parties in 1995             $3,328,634       $3,634,004      $3,647,607
   Interest and other
      income                          27,613           23,840          24,119
   Gain (loss) on sale of
      oil and gas properties         148,602      (    84,561)    (    22,260)
                                   ---------        ---------       ---------
                                  $3,504,849       $3,573,283      $3,649,466

COSTS AND EXPENSES:
   Lease operating                $  463,734       $  644,998      $  846,401
   Production tax                    255,356          254,075         282,695
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                 725,515        1,135,745       2,111,654
   Impairment provision            1,617,006             -          1,267,185
   General and
      administrative                 311,253          324,232         308,527
                                   ---------        ---------       ---------
                                  $3,372,864       $2,359,050      $4,816,462
                                   ---------        ---------       ---------

NET INCOME (LOSS)                 $  131,985       $1,214,233     ($1,166,996)
                                   =========        =========       =========

GENERAL PARTNER - NET
   INCOME                         $   98,919       $  104,949      $   76,804
                                   =========        =========       =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                  $   33,066       $1,109,284     ($1,243,800)
                                   =========        =========       =========
NET INCOME (LOSS) per
   Unit                           $      .13       $     4.20     ($     4.71)
                                   =========        =========       =========
UNITS OUTSTANDING                    263,976          263,976         263,976
                                   =========        =========       =========




              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                               Limited           General
                               Partners          Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1994        $11,679,667      ($111,727)      $11,567,940
   Net income (loss)         (  1,243,800)        76,804      (  1,166,996)
   Cash distributions        (  2,160,000)     ( 109,000)     (  2,269,000)
                               ----------        -------        ----------

Balance, Dec. 31, 1995        $ 8,275,867      ($143,923)      $ 8,131,944
   Net income                   1,109,284        104,949         1,214,233
   Cash distributions        (  2,499,000)     ( 159,937)     (  2,658,937)
                               ----------        -------        ----------

Balance, Dec. 31, 1996        $ 6,886,151      ($198,911)      $ 6,687,240
   Net income (loss)               33,066         98,919           131,985
   Cash distributions        (  2,934,000)     (  98,279)     (  3,032,279)
                               ----------        -------        ----------

Balance, Dec. 31, 1997        $ 3,985,217      ($198,271)      $ 3,786,946
                               ==========        =======        ==========






              The accompanying notes are an integral part of these
                              financial statements.





                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 1997, 1996, and 1995

                                           1997              1996              1995
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                    $  131,985        $1,214,233       ($1,166,996)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         725,515         1,135,745         2,111,654
      Impairment provision               1,617,006              -            1,267,185
      (Gain) loss on sale of
        oil and gas properties         (   148,602)           84,561            22,260
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                  155,626       (    40,380)      (    77,267)
      Increase in accounts
        receivable - other             (       308)             -                 -
      (Increase) decrease in
        deferred charge                     44,498            34,609       (    47,355)
      Increase (decrease) in
        accounts payable               (    11,104)      (    39,770)           10,063
      Increase (decrease) in
        gas imbalance payable          (    38,379)           32,943       (    14,727)
      Increase (decrease) in
        accrued liability              (    28,491)      (     7,228)           25,434
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $2,447,746        $2,414,713        $2,130,251
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   75,449)      ($    4,548)      ($   36,695)
   Proceeds from sale of oil
      and gas properties                   572,237           297,982            21,300
                                         ---------         ---------         ---------

   Net cash provided (used)
      by investing activities           $  496,788        $  293,434       ($   15,395)
                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($3,032,279)      ($2,658,937)      ($2,269,000)
                                         ---------         ---------         ---------







   Net cash used by
      financing activities             ($3,032,279)      ($2,658,937)      ($2,269,000)
                                         ---------         ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($   87,745)       $   49,210       ($  154,144)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  610,116           560,906           715,050
                                         ---------         ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  522,371        $  610,116        $  560,906
                                         =========         =========         =========






              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                1997              1996
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  305,288        $  376,603
   Accounts receivable:
      Oil and gas sales                         307,724           396,970
      Other                                         130              -
                                              ---------         ---------
         Total current assets                $  613,142        $  773,573

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,499,148         2,854,520

DEFERRED CHARGE                                 136,296           144,819
                                              ---------         ---------
                                             $2,248,586        $3,772,912
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   19,432        $   27,983
   Gas imbalance payable                          6,676            26,735
                                              ---------         ---------

      Total current liabilities              $   26,108        $   54,718

ACCRUED LIABILITY                            $   28,494        $   38,690

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   97,840)      ($   97,092)
   Limited Partners, issued and
      outstanding, 138,336 Units              2,291,824         3,776,596
                                              ---------         ---------
         Total Partners' capital             $2,193,984        $3,679,504
                                              ---------         ---------

                                             $2,248,586        $3,772,912
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.





                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                           1997             1996            1995
                                       ------------     ------------    ----------
REVENUES:
   Oil and gas sales,
      including $863,111
      of sales to related
      parties in 1995                   $1,972,122       $2,113,507      $2,063,107
   Interest and other
      income                                15,422           12,611          12,778
   (Gain) loss on sale of
      oil and gas properties                62,748      (    47,201)    (    11,295)
                                         ---------        ---------       ---------
                                        $2,050,292       $2,078,917      $2,064,590

COSTS AND EXPENSES:
   Lease operating                      $  268,642       $  345,352      $  457,146
   Production tax                          150,575          152,139         160,328
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       445,224          633,628       1,052,242
   Impairment provision                    738,122             -            480,618
   General and
      administrative                       163,739          171,467         161,432
                                         ---------        ---------       ---------
                                        $1,766,302       $1,302,586      $2,311,766
                                         ---------        ---------       ---------

NET INCOME (LOSS)                       $  283,990       $  776,331     ($  247,176)
                                         =========        =========       =========
GENERAL PARTNER - NET
   INCOME                               $   60,762       $   63,531      $   48,956
                                         =========        =========       =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                        $  223,228       $  712,800     ($  296,132)
                                         =========        =========       =========
NET INCOME (LOSS) per
   Unit                                 $     1.61       $     5.15     ($     2.14)
                                         =========        =========       =========
UNITS OUTSTANDING                          138,336          138,336         138,336
                                         =========        =========       =========





                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    -------------

Balance, Dec. 31, 1994           $5,987,928     ($52,952)      $5,934,976
   Net income (loss)            (   296,132)      48,956      (   247,176)
   Cash distributions           ( 1,225,000)    ( 63,000)     ( 1,288,000)
                                  ---------       ------        ---------

Balance, Dec. 31, 1995           $4,466,796     ($66,996)      $4,399,800
   Net income                       712,800       63,531          776,331
   Cash distributions           ( 1,403,000)    ( 93,627)     ( 1,496,627)
                                  ---------       ------        ---------

Balance, Dec. 31, 1996           $3,776,596     ($97,092)      $3,679,504
   Net income (loss)                223,228       60,762          283,990
   Cash distributions           ( 1,708,000)    ( 61,510)     ( 1,769,510)
                                  ---------       ------        ---------

Balance, Dec. 31, 1997           $2,291,824     ($97,840)      $2,193,984
                                  =========       ======        =========






              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997              1996              1995
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                    $  283,990        $  776,331       ($  247,176)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         445,224           633,628         1,052,242
      Impairment provision                 738,122              -              480,618
      (Gain) loss on sale of
        oil and gas properties         (    62,748)           47,201            11,295
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                   89,246       (    23,294)      (    67,977)
      Increase in accounts
        receivable - other             (       130)             -                 -
      (Increase) decrease in
        deferred charge                      8,523            24,270       (     8,674)
      Increase (decrease) in
        accounts payable               (     8,551)      (    21,399)            4,622
      Increase (decrease) in
        gas imbalance payable          (    20,059)           20,533       (     6,643)
      Increase (decrease) in
        accrued liability              (    10,196)      (     8,670)           16,253
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $1,463,421        $1,448,600        $1,234,560
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   43,739)      ($   21,881)      ($   48,179)
   Proceeds from sale of oil
      and gas properties                   278,513           134,926             8,949
                                         ---------         ---------         ---------

   Net cash provided (used)
      by investing activities           $  234,774        $  113,045       ($   39,230)
                                         ---------         ---------         ---------








CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,769,510       ($1,496,627)      ($1,288,000)
                                         ---------         ---------         ---------
   Net cash used by
      financing activities             ($1,769,510)      ($1,496,627)      ($1,288,000)
                                         ---------         ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($   71,315)       $   65,018       ($   92,670)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  376,603           311,585           404,255
                                         ---------         ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  305,288        $  376,603        $  311,585
                                         =========         =========         =========






                     The accompanying notes are an integral
                       part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                1997              1996
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  540,911        $  537,233
   Accounts receivable:
      Oil and gas sales                         497,683           627,697
      General partner                              -               40,940
      Other                                          54              -
                                              ---------         ---------
         Total current assets                $1,038,648        $1,205,870

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                            $3,442,631        $5,727,898

DEFERRED CHARGE                                  86,649            76,014
                                              ---------         ---------
                                             $4,567,928        $7,009,782
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   53,049        $   57,357
   Gas imbalance payable                         30,493            30,749
                                              ---------         ---------

      Total current liabilities              $   83,542        $   88,106

ACCRUED LIABILITY                            $  142,828        $  141,394

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  171,438)      ($  143,741)
   Limited Partners, issued and
      outstanding, 244,536 Units              4,512,996         6,924,023
                                              ---------         ---------
         Total Partners' capital             $4,341,558        $6,780,282
                                              ---------         ---------
                                             $4,567,928        $7,009,782
                                              =========         =========


              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997              1996             1995
                                       ------------      ------------     ------------
REVENUES:
   Oil and gas sales,
      including $1,325,188
      of sales to related
      parties in 1995                   $3,071,851        $3,259,615       $2,760,488
   Interest and other
      income                                19,900            16,964           15,965
   Gain (loss) on sale of
      oil and gas properties               163,836            79,865      (    11,907)
                                         ---------         ---------        ---------
                                        $3,255,587        $3,356,444       $2,764,546
COSTS AND EXPENSES:
   Lease operating                      $  520,672        $  544,593       $  626,774
   Production tax                          228,430           236,522          192,809
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       626,350           930,015        1,587,281
   Impairment provision                  1,696,417              -           1,338,693
   General and
      administrative                       293,309           293,709          287,615
                                         ---------         ---------        ---------
                                        $3,365,178        $2,004,839       $4,033,172
                                         ---------         ---------        ---------
NET INCOME (LOSS)                      ($  109,591)       $1,351,605      ($1,268,626)
                                         =========         =========        =========
GENERAL PARTNER - NET
   INCOME                               $   86,436        $  103,933       $   53,608
                                         =========         =========        =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($  196,027)       $1,247,672      ($1,322,234)
                                         =========         =========        =========

NET INCOME (LOSS)
  per Unit                             ($      .80)       $     5.10      ($     5.41)
                                         =========         =========        =========

UNITS OUTSTANDING                          244,536           244,536          244,536
                                         =========         =========        =========




              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1994         $10,183,585      ($107,521)     $10,076,064
   Net income (loss)          (  1,322,234)        53,608     (  1,268,626)
   Cash distributions         (  1,410,000)     (  72,000)    (  1,482,000)
                                ----------        -------       ----------

Balance, Dec. 31, 1995         $ 7,451,351      ($125,913)     $ 7,325,438
   Net income                    1,247,672        103,933        1,351,605
   Cash distributions         (  1,775,000)     ( 121,761)    (  1,896,761)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $ 6,924,023      ($143,741)     $ 6,780,282
   Net income (loss)          (    196,027)        86,436     (    109,591)
   Cash distributions         (  2,215,000)     ( 114,133)    (  2,329,133)
                                ----------        -------       ----------

Balance, Dec. 31, 1997         $ 4,512,996      ($171,438)     $ 4,341,558
                                ==========        =======       ==========






              The accompanying notes are an integral part of these
                              financial statements.





                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                              1997              1996           1995
                                          ------------      ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      ($  109,591)       $1,351,605    ($1,268,626)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                            626,350           930,015      1,587,281
      Impairment provision                  1,696,417              -         1,338,693
      (Gain) loss on sale of
        oil and gas properties            (   163,836)      (    79,865)        11,907
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     130,014       (   166,004)       184,610
      (Increase) decrease in
        accounts receivable
        - General Partner                      40,940       (    40,940)          -
      Increase in accounts
        receivable - other                (        54)             -              -
      Increase in deferred
        charge                            (    10,635)      (     8,168)   (     1,057)
      Increase (decrease) in
        accounts payable                  (     4,308)      (    27,403)        11,239
      Increase (decrease) in
        gas imbalance payable             (       256)            8,195    (   152,960)
      Increase (decrease) in
        accrued liability                       1,434             1,585    (    35,004)
                                            ---------         ---------      ---------
   Net cash provided by
      operating activities                 $2,206,475        $1,969,020     $1,676,083
                                            ---------         ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($  104,670)      ($   24,068)   ($   98,870)
   Proceeds from sale of oil
      and gas properties                      231,004           169,312          7,952
                                            ---------         ---------      ---------
   Net cash provided (used)
      by investing activities              $  126,336        $  145,244    ($   90,918)
                                            ---------         ---------      ---------




CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($2,329,133)      ($1,896,761)   ($1,482,000)
                                            ---------         ---------      ---------
   Net cash used by
      financing activities                ($2,329,133)      ($1,896,761)   ($1,482,000)
                                            ---------         ---------      ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                    $    3,678        $  217,503     $  103,165

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     537,233           319,730        216,565
                                            ---------         ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  540,911        $  537,233     $  319,730
                                            =========         =========      =========






              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                 1997              1996
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  298,964        $  319,245
   Accounts receivable:
      Oil and gas sales                          361,775           425,312
                                               ---------         ---------
         Total current assets                 $  660,739        $  744,557

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             $2,211,248         3,470,494

DEFERRED CHARGE                                   18,875            26,139
                                               ---------         ---------
                                              $2,890,862        $4,241,190
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  114,286        $  112,221
   Gas imbalance payable                            -                5,694
                                               ---------         ---------

      Total current liabilities               $  114,286        $  117,915

ACCRUED LIABILITY                             $  201,934        $  220,286

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   62,091)      ($   50,214)
   Limited Partners, issued and
      outstanding, 131,008 Units               2,636,733         3,953,203
                                               ---------         ---------
         Total Partners' capital              $2,574,642        $3,902,989
                                               ---------         ---------
                                              $2,890,862        $4,241,190
                                               =========         =========





              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                              1997             1996            1995
                                          ------------     ------------    ------------
REVENUES:
   Oil and gas sales,
      including $849,298
      of sales  to related
      parties in 1995                      $2,335,545       $2,336,708      $2,087,482
   Interest and other
      income                                   12,154            9,848           9,501
   Gain on sale of
      oil and gas properties                   25,425           37,737           1,582
                                            ---------        ---------       ---------
                                           $2,373,124       $2,384,293      $2,098,565
COSTS AND EXPENSES:
   Lease operating                         $  699,449       $  763,477      $  604,541
   Production tax                             167,611          165,193         139,205
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                          326,095          441,513         888,974
   Impairment provision                       932,243             -            495,810
   General and
      administrative                          157,983          158,883         158,547
                                            ---------        ---------       ---------
                                           $2,283,381       $1,529,066      $2,287,077
                                            ---------        ---------       ---------
NET INCOME (LOSS)                          $   89,743       $  855,227     ($  188,512)
                                            =========        =========       =========
GENERAL PARTNER - NET
   INCOME                                  $   54,213       $   59,929      $   45,966
                                            =========        =========       =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                           $   35,530       $  795,298     ($  234,478)
                                            =========        =========       =========

NET INCOME (LOSS)
  per Unit                                 $      .27       $     6.07     ($     1.79)
                                            =========        =========       =========

UNITS OUTSTANDING                             131,008          131,008         131,008
                                            =========        =========       =========





                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                Limited          General
                                Partners         Partner           Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1994         $5,308,383       ($39,142)       $5,269,241
   Net income (loss)          (   234,478)        45,966       (   188,512)
   Cash distributions         (   825,000)      ( 43,000)      (   868,000)
                                ---------         ------         ---------

Balance, Dec. 31, 1995         $4,248,905       ($36,176)       $4,212,729
   Net income                     795,298         59,929           855,227
   Cash distributions         ( 1,091,000)      ( 73,967)      ( 1,164,967)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $3,953,203       ($50,214)       $3,902,989
   Net income                      35,530         54,213            89,743
   Cash distributions         ( 1,352,000)      ( 66,090)      ( 1,418,090)
                               ----------         ------         ---------

Balance, Dec. 31, 1997         $2,636,733       ($62,091)       $2,574,642
                                =========         ======         =========






              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                             1997             1996             1995
                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      $   89,743       $  855,227      ($  188,512)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                           326,095          441,513          888,974
      Impairment provision                   932,243             -             495,810
      Gain on sale of oil
       and gas properties                (    25,425)     (    37,737)     (     1,582)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     63,537      (    60,304)     (    69,652)
      (Increase) decrease in
        deferred charge                        7,264           15,439      (    11,483)
      Increase (decrease) in
        accounts payable                       2,065           45,023      (    28,434)
      Decrease in gas imbalance
        payable                          (     5,694)     (     3,743)     (   116,398)
      Increase (decrease) in
        accrued liability                (    18,352)          45,753      (   122,546)
                                           ---------        ---------        ---------
   Net cash provided by
      operating activities                $1,371,476       $1,301,171       $  846,177
                                           ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($      579)     ($   24,953)     ($   26,512)
   Proceeds from sale of oil
      and gas properties                      26,912           38,599            1,831
                                           ---------        ---------        ---------

   Net cash provided (used)
      by investing activities             $   26,333       $   13,646      ($   24,681)
                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,418,090)     ($1,164,967)     ($  868,000)
                                           ---------        ---------        ---------
   Net cash used by
      financing activities               ($1,418,090)     ($1,164,967)     ($  868,000)
                                           ---------        ---------        ---------






NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($   20,281)      $  149,850      ($   46,504)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    319,245          169,395          215,899
                                           ---------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  298,964       $  319,245       $  169,395
                                           =========        =========        =========






                     The accompanying notes are an integral
                       part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                1997              1996
                                            -------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $ 1,114,574       $ 1,243,143
   Accounts receivable:
      Oil and gas sales                        1,361,797         1,554,748
                                              ----------        ----------
         Total current assets                $ 2,476,371       $ 2,797,891

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                            $ 8,716,929        12,822,109

DEFERRED CHARGE                                  204,087           298,358
                                              ----------        ----------
                                             $11,397,387       $15,918,358
                                              ==========        ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   693,518       $   623,087
   Gas imbalance payable                         142,749           156,497
                                              ----------        ----------
      Total current liabilities              $   836,267       $   779,584

ACCRUED LIABILITY                            $   320,943       $   355,235

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   209,050)     ($   187,947)
   Limited Partners, issued and
      outstanding, 418,266 Units              10,449,227        14,971,486
                                              ----------        ----------
         Total Partners' capital             $10,240,177       $14,783,539
                                              ----------        ----------
                                             $11,397,387       $15,918,358
                                              ==========        ==========





              The accompanying notes are an integral part of these
                              financial statements.





                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997             1996              1995
                                       ------------     -------------     -------------
REVENUES:
   Oil and gas sales,
      including $2,128,723
      of sales to related
      parties in 1995                   $9,041,809       $9,030,115        $8,676,047
   Interest and other
      income                                44,879           36,750            23,852
   Gain (loss) on sale of
      oil and gas
      properties                       (    39,835)          58,579            24,387
                                         ---------        ---------         ---------
                                        $9,046,853       $9,125,444        $8,724,286

COSTS AND EXPENSES:
   Lease operating                      $3,867,517       $3,785,813        $4,141,427
   Production tax                          645,699          632,451           614,141
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                     1,198,598        1,737,844         3,448,296
   Impairment provision                  2,893,438             -              210,152
   General and
      administrative                       502,466          502,626           512,981
                                         ---------        ---------         ---------
                                        $9,107,718       $6,658,734        $8,926,997
                                         ---------        ---------         ---------
NET INCOME (LOSS)                      ($   60,865)      $2,466,710       ($  202,711)
                                         =========        =========         =========
GENERAL PARTNER - NET
   INCOME                               $  158,394       $  191,012        $  136,202
                                         =========        =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($  219,259)      $2,275,698       ($  338,913)
                                         =========        =========         =========

NET INCOME (LOSS)
  per Unit                             ($      .52)      $     5.44       ($      .81)
                                         =========        =========         =========

UNITS OUTSTANDING                          418,266          418,266           418,266
                                         =========        =========         =========




                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                  Limited         General
                                  Partners        Partner         Total
                               -------------    ----------    -------------

Balance, Dec. 31, 1994          $19,348,701     ($124,952)     $19,223,749
   Net income (loss)           (    338,913)      136,202     (    202,711)
   Cash distributions          (  2,690,000)    ( 139,000)    (  2,829,000)
                                 ----------       -------       ----------

Balance, Dec. 31, 1995          $16,319,788     ($127,750)     $16,192,038
   Net income                     2,275,698       191,012        2,466,710
   Cash distributions          (  3,624,000)    ( 251,209)    (  3,875,209)
                                 ----------       -------      -----------

Balance, Dec. 31, 1996          $14,971,486     ($187,947)     $14,783,539
   Net income (loss)           (    219,259)      158,394     (     60,865)
   Cash distributions          (  4,303,000)    ( 179,497)    (  4,482,497)
                                 ----------       -------       ----------

Balance, Dec. 31, 1997          $10,449,227     ($209,050)     $10,240,177
                                 ==========       =======       ==========







              The accompanying notes are an integral part of these
                              financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995


                                             1997              1996            1995
                                         ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                     ($   60,865)       $2,466,710     ($  202,711)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         1,198,598         1,737,844       3,448,296
      Impairment provision                 2,893,438              -            210,152
      (Gain) loss on sale of
        oil and gas proper-
        ties                                  39,835       (    58,579)    (    24,387)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                    192,951            19,717     (   303,759)
      Decrease in deferred charge             94,271            53,411          21,045
      Increase (decrease) in
        accounts payable                      70,431           234,315     (   469,229)
      Increase (decrease) in
        gas imbalance payable            (    13,748)           36,225          25,001
      Decrease in accrued
        liability                        (    34,292)      (    56,949)    (    77,132)
                                           ---------         ---------       ---------

   Net cash provided by
      operating activities                $4,380,619        $4,432,694      $2,627,276
                                           ---------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  (    65,616)      ($   37,987)    ($  339,148)
   Proceeds from sale of oil
      and gas properties                      38,925            58,595          41,433
                                           ---------         ---------       ---------
   Net cash provided (used)
      by investing activities            ($   26,691)       $   20,608     ($  297,715)
                                           ---------         ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($4,482,497)      ($3,875,209)    ($2,829,000)
                                           ---------         ---------       ---------
   Net cash used by
      financing activities               ($4,482,497)      ($3,875,209)    ($2,829,000)
                                           ---------         ---------       ---------






NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  128,569)       $  578,093     ($  499,439)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  1,243,143           665,050       1,164,489
                                           ---------         ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $1,114,574        $1,243,143      $  665,050
                                           =========         =========       =========






                     The accompanying notes are an integral
                       part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                1997              1996
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  541,382        $  504,658
   Accounts receivable:
      Oil and gas sales                         472,746           661,215
      Other                                       9,631              -
                                              ---------         ---------
         Total current assets                $1,023,759        $1,165,873

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                            $3,604,665        $7,307,487

DEFERRED CHARGE                                 124,393           159,453
                                              ---------         ---------
                                             $4,752,817        $8,632,813
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  165,963        $  168,316
   Gas imbalance payable                        119,864           109,044
                                              ---------         ---------

      Total current liabilities              $  285,827        $  277,360

ACCRUED LIABILITY                            $  159,275        $  142,686

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  146,427)      ($   97,523)
   Limited Partners, issued and
      outstanding, 221,484 Units              4,454,142         8,310,290
                                              ---------         ---------
         Total Partners' capital             $4,307,715        $8,212,767
                                              ---------         ---------

                                             $4,752,817        $8,632,813
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.




                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997             1996              1995
                                       ------------     -------------     -------------
REVENUES:
   Oil and gas sales,
      including $847,849
      of sales to related
      parties in 1995                   $2,991,450       $3,094,738        $2,697,816
   Interest and other
      income                                21,251           14,160             5,456
   Gain (loss) on sale of
      oil and gas
      properties                       (    14,411)          81,481            45,550
                                         ---------        ---------         ---------
                                        $2,998,290       $3,190,379        $2,748,822

COSTS AND EXPENSES:
   Lease operating                      $1,166,776       $1,075,305        $1,315,378
   Production tax                          166,155          162,302           156,692
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       755,802        1,130,451         1,509,514
   Impairment provision                  2,884,405             -              998,811
   General and
      administrative                       265,786          266,544           264,360
                                         ---------        ---------         ---------
                                        $5,238,924       $2,634,602        $4,244,755
                                         ---------        ---------         ---------
NET INCOME (LOSS)                      ($2,240,634)      $  555,777       ($1,495,933)
                                         =========        =========         =========
GENERAL PARTNER - NET
   INCOME                               $   32,514       $   72,299        $   25,536
                                         =========        =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($2,273,148)      $  483,478       ($1,521,469)
                                         =========        =========         =========

NET INCOME (LOSS)
  per Unit                             ($    10.26)      $     2.18       ($     6.87)
                                         =========        =========         =========

UNITS OUTSTANDING                          221,484          221,484           221,484
                                         =========        =========         =========




                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                Limited          General
                                Partners         Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1994        $10,963,281      ($ 72,812)      $10,890,469
   Net income (loss)         (  1,521,469)        25,536      (  1,495,933)
   Cash distributions        (    455,000)     (  23,300)     (    478,300)
                               ----------        -------        ----------

Balance, Dec. 31, 1995        $ 8,986,812      ($ 70,576)      $ 8,916,236
   Net income                     483,478         72,299           555,777
   Cash distributions        (  1,160,000)     (  99,246)     (  1,259,246)
                               ----------        -------        ----------

Balance, Dec. 31, 1996        $ 8,310,290      ($ 97,523)      $ 8,212,767
   Net income (loss)         (  2,273,148)        32,514      (  2,240,634)
   Cash distributions        (  1,583,000)     (  81,418)     (  1,664,418)
                               ----------        -------        ----------

Balance, Dec. 31, 1997        $ 4,454,142      ($146,427)      $ 4,307,715
                               ==========        =======        ==========






              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                              1997             1996            1995
                                          ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      ($2,240,634)      $  555,777     ($1,495,933)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                            755,802        1,130,451       1,509,514
      Impairment provision                  2,884,405             -            998,811
      (Gain) loss on sale of
        oil and gas properties                 14,411      (    81,481)    (    45,550)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     188,469      (   247,966)         47,205
      Increase in accounts
        receivable - other                (     9,631)            -               -
      (Increase) decrease in
        deferred charge                        35,060           77,816     (    22,173)
      Increase (decrease) in
        accounts payable                  (     2,353)           5,027     (   182,836)
      Increase in gas imbalance
        payable                                10,820           11,811          22,377
      Increase (decrease) in
        accrued liability                      16,589      (   118,725)    (    26,356)
                                            ---------        ---------       ---------

   Net cash provided by
      operating activities                 $1,652,938       $1,332,710      $  805,059
                                            ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($   34,952)     ($   12,107)    ($  363,847)
   Proceeds from sale of oil
      and gas properties                       83,156          118,685          59,533
                                            ---------        ---------       ---------

   Net cash provided (used)
      by investing activities              $   48,204       $  106,578     ($  304,314)
                                            ---------        ---------       ---------







CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,664,418)     ($1,259,246)    ($  478,300)
                                            ---------        ---------       ---------
   Net cash used by
      financing activities                ($1,664,418)     ($1,259,246)    ($  478,300)
                                            ---------        ---------       ---------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                    $   36,724       $  180,042      $   22,445

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     504,658          324,616         302,171
                                            ---------        ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  541,382       $  504,658      $  324,616
                                            =========        =========       =========






                     The accompanying notes are an integral
                       part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      We have audited the balance sheets of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 13, 1998

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                1997              1996
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  351,163        $  315,955
   Accounts receivable:
      Oil and gas sales                         285,689           408,115
      General Partner                            13,140              -
      Other                                       6,369              -
                                              ---------         ---------
         Total current assets                $  656,361        $  724,070

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                            $2,141,289         4,150,885

DEFERRED CHARGE                                  75,406           102,775
                                              ---------         ---------
                                             $2,873,056        $4,977,730
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  101,925        $   99,540
   Gas imbalance payable                         59,607            54,219
                                              ---------         ---------

      Total current liabilities              $  161,532        $  153,759

ACCRUED LIABILITY                            $   89,310        $   86,853

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   85,608)      ($   58,669)
   Limited Partners, issued and
      outstanding, 121,925 Units              2,707,822         4,795,787
                                              ---------         ---------
         Total Partners' capital             $2,622,214        $4,737,118
                                              ---------         ---------

                                             $2,873,056        $4,977,730
                                              =========         =========



              The accompanying notes are an integral part of these
                              financial statements.





                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                           1997              1996             1995
                                       ------------      ------------     ------------
REVENUES:
   Oil and gas sales,
      including $446,378
      of sales to related
      parties in 1995                   $1,845,264        $1,962,555       $1,694,847
   Interest and other
      income                                14,201             8,144            3,666
   Gain on sale of oil
      and gas properties                     4,685            61,146           29,096
                                         ---------         ---------        ---------
                                        $1,864,150        $2,031,845       $1,727,609

COSTS AND EXPENSES:
   Lease operating                      $  755,242        $  703,303       $  843,215
   Production tax                           99,431           101,107           94,774
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       425,649           653,459          974,725
   Impairment provision                  1,551,780              -             677,010
   General and
      administrative                       146,341           146,827          146,505
                                         ---------         ---------        ---------
                                        $2,978,443        $1,604,696       $2,736,229
                                         ---------         ---------        ---------
NET INCOME (LOSS)                      ($1,114,293)       $  427,149      ($1,008,620)
                                         =========         =========        =========
GENERAL PARTNER - NET
   INCOME                               $   22,672        $   47,089       $   15,638
                                         =========         =========        =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($1,136,965)       $  380,060      ($1,024,258)
                                         =========         =========        =========

NET INCOME (LOSS)
  per Unit                             ($     9.33)       $     3.12      ($     8.40)
                                         =========         =========        =========

UNITS OUTSTANDING                          121,925           121,925          121,925
                                         =========         =========        =========




                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited          General
                                 Partners         Partner          Total
                              -------------     ----------     ------------

Balance, Dec. 31, 1994         $6,485,985       ($26,102)       $6,459,883
   Net income (loss)          ( 1,024,258)        15,638       ( 1,008,620)
   Cash distributions         (   325,000)      ( 16,500)      (   341,500)
                                ---------         ------         ---------

Balance, Dec. 31, 1995         $5,136,727       ($26,964)       $5,109,763
   Net income                     380,060         47,089           427,149
   Cash distributions         (   721,000)      ( 78,794)      (   799,794)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $4,795,787       ($58,669)       $4,737,118
   Net income (loss)          ( 1,136,965)        22,672       ( 1,114,293)
   Cash distributions         (   951,000)      ( 49,611)      ( 1,000,611)
                                ---------         ------         ---------

Balance, Dec. 31, 1997         $2,707,822       ($85,608)       $2,622,214
                                =========         ======         =========






              The accompanying notes are an integral part of these
                              financial statements.






                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                              1997            1996             1995
                                          ------------      ----------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      ($1,114,293)       $427,149      ($1,008,620)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                            425,649         653,459          974,725
      Impairment provision                  1,551,780            -             677,010
      Gain on sale of oil and
       gas properties                     (     4,685)      (  61,146)     (    29,096)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     122,426       ( 149,791)          37,429
      Increase in accounts
        receivable - General
        Partner                           (    13,140)           -                -
      Increase in accounts
        receivable - other                (     6,369)           -                -
      (Increase) decrease in
        deferred charge                        27,369          45,459      (    21,476)
      Increase (decrease) in
        accounts payable                        2,385       (      38)     (    96,281)
      Increase in gas imbalance
        payable                                 5,388           5,619           11,132
      Increase (decrease) in
        accrued liability                       2,457       (  70,481)     (     7,007)
                                            ---------         -------        ---------

   Net cash provided by
      operating activities                 $  998,967        $850,230       $  537,816
                                            ---------         -------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($   28,338)      ($ 19,668)     ($  203,544)
   Proceeds from sale of oil
      and gas properties                       65,190          96,713           37,861
                                            ---------         -------        ---------

   Net cash provided (used)
      by investing activities              $   36,852        $ 77,045      ($  165,683)
                                            ---------         -------        ---------







CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,000,611)      ($799,794)     ($  341,500)
                                            ---------         -------        ---------
   Net cash used by
      financing activities                ($1,000,611)      ($799,794)     ($  341,500)
                                            ---------         -------        ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                    $   35,208        $127,481       $   30,633

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     315,955         188,474          157,841
                                            ---------         -------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  351,163        $315,955       $  188,474
                                            =========         =======        =========






                     The accompanying notes are an integral
                       part of these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. (the "General Partner") is the general partner of each Partnership. Limited Partner capital contributions were invested in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

                                                      Limited Partner
                                   Date of               Capital
            Partnership          Activation           Contributions
            -----------      ------------------       ---------------

               III-A         November 21, 1989          $26,397,600
               III-B         January 24, 1990            13,833,600
               III-C         February 27, 1990           24,453,600
               III-D         September 5, 1990           13,100,800
               III-E         December 26, 1990           41,826,600
               III-F         March 7, 1991               22,148,400
               III-G         September 20, 1991          12,192,500


      Pursuant to the terms of the partnership agreements for the Partnerships, the Partnerships will terminate on the following dates:

                  Partnerships      Termination Date
                  ------------      -----------------

                    III-A           November 28, 1999
                    III-B           January 24, 2000
                    III-C           February 28, 2000
                    III-D           September 5, 2000
                    III-E           December 26, 2000
                    III-F           March 7, 2001
                    III-G           September 20, 2001

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership.

      An affiliate of the General Partner owned the following Units at December 31, 1997:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A               27,010               10.2%
               III-B               15,206               11.0%
               III-C               30,371               12.4%
               III-D               19,505               14.9%
               III-E               53,068               12.7%
               III-F               29,898               13.5%
               III-G               15,898               13.0%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

      Allocation of Costs and Revenues

      The terms of each Partnership's Limited Partnership Agreement (the "Partnership Agreement") allocate costs and income between the Limited Partners and the General Partner as follows:

                                Before Payout (1)        After Payout(1)
                                ------------------      ------------------
                                General     Limited     General     Limited
                                Partner     Partners    Partner     Partners
                                --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
   ment for organization
   and offering costs
   and management fee              1%          99%          -           -
Property acquisition
   costs                           1%          99%          1%         99%
Identified development
   drilling                        1%          99%          1%         99%
Development drilling(2)            5%          95%         15%         85%
General and administra-
   tive costs, direct
   administrative costs
   and operating costs(2)          5%          95%         15%         85%

        Income(2)
------------------------
Temporary investments of
   Limited Partners'
   subscriptions                   1%          99%          1%         99%
Income from oil and gas
   production(2)                   5%          95%         15%         85%
Gain on sale of
   producing properties(2)         5%          95%         15%         85%
All other income(2)                5%          95%         15%         85%

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) If, at payout, the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the General Partner and 85% to the Limited Partners.

      The III-B Partnership achieved payout during the first quarter of 1998. Beginning with the first quarter of 1998, operations for the III-B Partnership will be allocated using after payout percentages.


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


      Receivable from General Partner

      The receivable from the General Partner at December 31, 1996 for the III-C Partnership represents proceeds due to the III-C Partnership for the sale of oil and gas properties in the fourth quarter of 1996. Such receivable was collected by the III-C Partnership in the first quarter of 1997. The receivable from the General Partner at December 31, 1997 for the III-G Partnership represents proceeds due to the III-G Partnership for the sale of oil and gas properties in the fourth quarter of 1997. Such receivable was collected by the III-G Partnership in the first quarter of 1998.


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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1997, 1996, and 1995 were as follows:


            Partnership       1997        1996        1995
            -----------       -----       -----       -----

               III-A          $3.42       $4.40       $5.89
               III-B           3.60        4.37        5.45
               III-C           2.92        3.68        5.22
               III-D           2.05        2.63        4.25
               III-E           2.00        2.96        4.53
               III-F           3.51        4.95        5.74
               III-G           3.25        4.76        6.25

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

      The Partnerships follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1997, 1996,and 1995, the Partnerships recorded the following non-cash charges against earnings (impairment provisions) pursuant to SFAS No. 121:

            Partnership          1997          1996        1995
            -----------       ----------       ----     ----------

               III-A          $  184,644       $ -      $1,267,185
               III-B              77,653         -         480,618
               III-C             234,271         -       1,338,693
               III-D             485,820         -         495,810
               III-E           2,042,775         -         210,152
               III-F           2,078,019         -         998,811
               III-G           1,113,114         -         677,010

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it is unlikely that these unproved properties will be developed due to the low oil and gas prices received over the last several years and provisions in the Partnership Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnership recorded the following noncash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

                        Partnerships        Amount
                        -----------       ----------

                          III-A           $1,432,362
                          III-B              660,469
                          III-C            1,462,146
                          III-D              446,423
                          III-E              850,663
                          III-F              806,386
                          III-G              438,666


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                              1997                        1996
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          469,603     $199,722       501,788     $244,220
         III-B          261,654      136,296       282,024      144,819
         III-C          188,244       86,649       186,401       76,014
         III-D           20,653       18,875        28,310       26,139
         III-E          129,793      204,087       169,483      298,358
         III-F          101,297      124,393       132,118      159,453
         III-G           53,170       75,406        70,539      102,775


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1997                        1996
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A             122,044     $ 51,905       165,186     $ 80,396
      III-B              54,702       28,494        75,346       38,690
      III-C             310,293      142,828       346,723      141,394
      III-D             220,959      201,934       238,585      220,286
      III-E             204,110      320,943       201,792      355,235
      III-F             129,703      159,275       118,225      142,686
      III-G              62,974       89,310        59,611       86,853


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also reflects the price for which the Partnerships are currently settling this liability. At December 31, 1997 and 1996 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                              1997                         1996
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A             25,612      $ 38,418        51,198     $ 76,797
      III-B              4,451         6,676        17,823       26,735
      III-C             20,329        30,493        20,499       30,749
      III-D               -             -            3,796        5,694
      III-E             95,166       142,749       104,331      156,497
      III-F             79,909       119,864        72,696      109,044
      III-G             39,738        59,607        36,146       54,219


These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of the current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves in all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the

General  Partner  or  its  affiliates  by  the   Partnerships  for  general  and
administrative overhead costs for the years ended December 31, 1997, 1996, and 1995:

            Partnership         1997           1996           1995
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136
               III-G           128,340        128,340        128,340


      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995 the Partnerships sold gas to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during 1995:

                  Partnership                1995
                  -----------             ----------

                     III-A                $1,811,755
                     III-B                   863,111
                     III-C                 1,325,188
                     III-D                   849,298
                     III-E                 2,128,723
                     III-F                   847,849
                     III-G                   446,378


There were no sales made by the Partnerships to affiliates or related parties during 1997 or 1996.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the Partnerships' combined oil and gas sales during 1997, 1996, and 1995:

   Partnership              Purchaser                      Percentage
   -----------      ------------------------       --------------------------
                                                   1997       1996      1995
                                                   -----      -----     -----

      III-A         El Paso                        47.2%      59.2%     49.7%
                    Valero Industrial Gas
                      L.P. ("Valero")              14.4%        - %       - %
                    Mesa Operating Ltd.
                      Partnership ("Mesa")           - %      19.4%     19.7%
                    Snyder Oil Corp.                 - %        - %       - %

      III-B         El Paso                        37.9%      47.9%     41.8%
                    Sun Refining & Marketing
                      Company                      13.1%      10.3%       - %
                    Phibro Energy, Inc.            12.7%        - %       - %
                    Valero                         11.4%        - %       - %
                    Mesa                             - %      22.0%     23.0%

      III-C         El Paso                        49.8%      51.2%     48.0%

      III-D         El Paso                        45.6%      44.4%     40.7%
                    Eaglwing Trading, Inc.
                      ("Eaglwing")                 18.3%        - %       - %
                    Oryx Energy Company
                      ("Oryx")                       - %      19.9%     20.8%

      III-E         Eaglwing                       33.3%        - %       - %
                    El Paso                        12.4%      12.3%     24.5%
                    Oryx                             -        36.5%     33.9%
                    Hunt Energy Corp.                - %      10.0%       - %

      III-F         El Paso                        28.5%      25.9%     31.4%
                    Amoco Production
                      Company ("Amoco")              - %      10.4%       - %

      III-G         El Paso                        23.9%      21.6%     26.3%
                    Amoco                            - %      10.9%       - %

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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                               III-A Partnership
                               -----------------

                                                1997              1996
                                            -------------     -------------

   Proved properties                         $15,907,665       $18,399,090
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                  -            1,575,589
                                              ----------        ----------

                                             $15,907,665       $19,974,679
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 13,237,716)     ( 14,614,023)
                                              ----------        ----------
         Net oil and gas
            properties                       $ 2,669,949       $ 5,360,656
                                              ==========        ==========

                               III-B Partnership
                               -----------------

                                                1997              1996
                                            ------------      -------------
   Proved properties                         $9,402,262        $10,461,319
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                 -               754,938
                                              ---------         ----------

                                             $9,402,262        $11,216,257
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 7,903,114)      (  8,361,737)
                                              ---------         ----------
         Net oil and gas
            properties                       $1,499,148        $ 2,854,520
                                              =========         ==========


                               III-C Partnership
                               -----------------

                                                1997              1996
                                            -------------     -------------
   Proved properties                         $19,627,883       $20,126,262
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                  -            1,464,473
                                              ----------        ----------

                                             $19,627,883       $21,590,735
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 16,185,252)     ( 15,862,837)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 3,442,631       $ 5,727,898
                                              ==========        ==========

                               III-D Partnership
                               -----------------

                                                1997              1996
                                            -------------     -------------
   Proved properties                         $12,187,201       $12,203,296
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                  -              446,756
                                              ----------        ----------

                                             $12,187,201       $12,650,052
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  9,975,953)     (  9,179,558)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 2,211,248       $ 3,470,494
                                              ==========        ==========

                               III-E Partnership
                               -----------------

                                                1997              1996
                                            -------------     -------------
   Proved properties                         $34,159,634       $35,818,810
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                  -              850,663
                                              ----------        ----------

                                             $34,159,634       $36,669,473
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 25,442,705)     ( 23,847,364)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 8,716,929       $12,822,109
                                              ==========        ==========

                               III-F Partnership
                               -----------------

                                                1997              1996
                                            -------------     -------------
   Proved properties                         $16,673,217       $17,692,891
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                  -              806,386
                                             -----------        ----------

                                             $16,673,217       $18,499,277
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 13,068,552)     ( 11,191,790)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 3,604,665       $ 7,307,487
                                              ==========        ==========

                               III-G Partnership
                               -----------------

                                                1997              1996
                                            ------------      -------------
   Proved properties                         $9,602,310        $10,155,073
   Unproved properties,
      not subject to
      depreciation,
      depletion, and
      amortization                                 -               438,666
                                              ---------         ----------

                                             $9,602,310        $10,593,739
   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 7,461,021)      (  6,442,854)
                                              ---------         ----------

         Net oil and gas
            properties                       $2,141,289        $ 4,150,885
                                              =========         ==========

      Costs Incurred

      The III-A and III-B Partnerships incurred $35,246 and $23,248, respectively, in acquisition costs for additional acreage underlying the Lebleu No. 4 well. The Partnerships incurred no other costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1997, 1996, and 1995. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 1997, 1996, and 1995 were as follows:

            Partnership         1997          1996         1995
            -----------       --------      --------     --------

               III-A          $ 40,203      $ 4,548      $ 36,695
               III-B            20,491       21,881        48,179
               III-C           104,670       24,068        98,870
               III-D               579       24,953        26,512
               III-E            65,616       37,987       339,148
               III-F            34,952       12,107       363,847
               III-G            28,338       19,668       203,544


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1997, 1996 and 1995 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which caused the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1994                   193,207        7,824,458
   Production                                   ( 58,590)      (1,798,692)
   Sale of minerals in
      place                                     (    169)      (   50,765)
   Revision of previous
      estimates                                   38,553        1,021,351
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   173,001        6,996,352
   Production                                   ( 46,923)      (1,268,943)
   Sale of minerals in
      place                                     (  1,434)      (  417,113)
   Revision of previous
      estimates                                   29,255          871,973
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   153,899        6,182,269
   Production                                   ( 40,468)      (1,031,152)
   Sale of minerals in
      place                                     (  4,695)      (  661,004)
   Extensions and discoveries                          6              915
   Revision of previous
      estimates                                    4,121          740,812
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   112,863        5,231,840
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             173,001        6,996,352
                                                 =======        =========
   December 31, 1996                             142,520        5,999,778
                                                 =======        =========
   December 31, 1997                             101,190        5,027,338
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   127,059        3,885,285
   Production                                   ( 42,818)      (  900,882)
   Sale of minerals in
      place                                     (     67)      (   21,437)
   Extensions and discoveries                         78           87,619
   Revision of previous
      estimates                                   38,664          414,386
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   122,916        3,464,971
   Production                                   ( 37,849)      (  642,152)
   Sale of minerals in
     place                                      (    624)      (  186,418)
   Revision of previous
      estimates                                   36,520          331,501
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   120,963        2,967,902
   Production                                   ( 37,216)      (  518,891)
   Sale of minerals in
      place                                     (  2,009)      (  285,841)
   Revision of previous
      estimates                                   11,805          370,683
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                    93,543        2,533,853
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             122,916        3,464,971
                                                 =======        =========
   December 31, 1996                             117,345        2,906,514
                                                 =======        =========
   December 31, 1997                              89,784        2,462,219
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   113,208        8,872,750
   Production                                   ( 26,926)      (1,662,411)
   Sale of minerals in
      place                                     (    720)      (   14,529)
   Extensions and discoveries                     14,324          248,512
   Revision of previous
      estimates                                    8,582          457,888
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   108,468        7,902,210
   Production                                   ( 27,429)      (1,351,525)
   Sale of minerals in
      place                                     (  1,266)      (  132,327)
   Extensions and discoveries                     10,541          157,345
   Revision of previous
      estimates                                   72,173        1,144,100
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   162,487        7,719,803
   Production                                   ( 27,069)      (1,124,237)
   Sale of minerals in
      place                                     (  4,753)      (  197,339)
   Extensions and discoveries                        447             -
   Revision of previous
      estimates                                   22,200          781,366
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   153,312        7,179,593
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             108,372        7,856,044
                                                 =======        =========
   December 31, 1996                             162,235        7,673,323
                                                 =======        =========
   December 31, 1997                             153,112        7,157,512
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   486,861        4,252,277
   Production                                   ( 42,166)      (1,000,561)
   Sale of minerals in
      place                                     (    171)      (      102)
   Extensions and discoveries                      1,829           25,326
   Revision of previous
      estimates                                 ( 24,439)         693,067
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   421,914        3,970,007
   Production                                   ( 41,351)      (  760,593)
   Sale of minerals in
      place                                     (    427)      (   25,031)
   Extensions and discoveries                      1,509           27,059
   Revision of previous
      estimates                                   48,985          558,104
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   430,630        3,769,546
   Production                                   ( 40,758)      (  708,262)
   Sale of minerals in
      place                                     (    396)      (   18,762)
   Extensions and discoveries                         94            1,797
   Revision of previous
      estimates                                   88,825          760,231
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   478,395        3,804,550
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             421,900        3,963,409
                                                 =======        =========
   December 31, 1996                             430,606        3,764,539
                                                 =======        =========
   December 31, 1997                             478,386        3,803,645
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1994                   2,960,656      14,764,483
   Production                                   (  256,992)    ( 3,030,077)
   Sale of minerals in
      place                                     (      260)    (     9,472)
   Extensions and discoveries                       18,780         178,518
   Revision of previous
      estimates                                 (  134,705)        917,407
                                                 ---------      ----------

Proved reserves, Dec. 31, 1995                   2,587,479      12,820,859
   Production                                   (  229,226)    ( 2,152,599)
   Sale of minerals in
      place                                     (    3,259)    (       190)
   Extensions and discoveries                        4,252          30,349
   Revision of previous
      estimates                                    258,393     (   922,682)
                                                 ---------      ----------

Proved reserves, Dec. 31, 1996                   2,617,639       9,775,737
   Production                                   (  235,152)    ( 2,189,619)
   Sale of minerals in
      place                                     (    2,156)    (   245,398)
   Extensions and discoveries                         -             11,997
   Revision of previous
      estimates                                    631,209       2,780,432
                                                 ---------      ----------

Proved reserves, Dec. 31, 1997                   3,011,540      10,133,149
                                                 =========      ==========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             2,587,479      12,820,859
                                                 =========      ==========
   December 31, 1996                             2,617,639       9,775,737
                                                 =========      ==========
   December 31, 1997                             3,011,540      10,133,149
                                                 =========      ==========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   388,579        8,526,534
   Production                                   ( 78,456)      (1,107,951)
   Sale of minerals in
      place                                     (  5,270)      (   12,450)
   Extensions and discoveries                       -             153,983
   Revision of previous
      estimates                                  162,213       (  505,430)
                                                 -------        ---------

Proved reserves, Dec. 31, 1995                   467,066        7,054,686
   Production                                   ( 74,064)      (  924,827)
   Sale of minerals in
      place                                     ( 14,255)      (    8,294)
   Extensions and discoveries                      3,560             -
   Revision of previous
      estimates                                  109,006       (  454,833)
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   491,313        5,666,732
   Production                                   ( 65,787)      (  898,447)
   Sale of minerals in
      place                                     (  5,981)      (  169,022)
   Extensions and discoveries                     10,573           99,305
   Revision of previous
      estimates                                 ( 30,372)         905,241
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   399,746        5,603,809
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             467,066        7,054,686
                                                 =======        =========
   December 31, 1996                             491,313        5,666,732
                                                 =======        =========
   December 31, 1997                             399,746        5,603,809
                                                 =======        =========

                               III-G Partnership
                               -----------------


                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1994                   298,062        4,629,792
   Production                                   ( 56,567)      (  596,184)
   Sale of minerals in
      place                                     (  3,487)      (    8,770)
   Extensions and discoveries                       -              84,220
   Revision of previous
      estimates                                  114,302       (  243,507)
                                                 -------        ----------

Proved reserves, Dec. 31, 1995                   352,310        3,865,551
   Production                                   ( 54,083)      (  499,884)
   Sale of minerals in
      place                                     ( 11,160)      (   10,142)
   Extensions and discoveries                      5,358            3,275
   Revision of previous
      estimates                                   77,164       (  321,474)
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   369,589        3,037,326
   Production                                   ( 47,493)      (  500,966)
   Sale of minerals in
      place                                     (  6,363)      (   92,435)
   Extensions and discoveries                      7,164           66,081
   Revision of previous
      estimates                                 ( 19,969)         486,311
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   302,928        2,996,317
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                             345,896        3,761,653
                                                 =======        =========
   December 31, 1996                             369,589        3,037,326
                                                 =======        =========
   December 31, 1997                             302,928        2,996,317
                                                 =======        =========


     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1997 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:


                                                     Partnership
                                          --------------------------------
                                              III-A               III-B
                                          -------------       ------------
      Future cash inflows                  $14,758,282         $7,759,358
      Future production and
         development costs                (  3,849,642)       ( 2,108,776)
                                            ----------          ---------

            Future net cash
               flows                       $10,908,640         $5,650,582

      10% discount to
         reflect timing of
         cash flows                       (  3,393,558)       ( 1,706,088 )
                                            ----------          ---------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 7,515,082         $3,944,494
                                            ==========          =========


                                                     Partnership
                                          ---------------------------------
                                              III-C               III-D
                                          -------------       -------------
      Future cash inflows                  $18,813,246         $16,760,891
      Future production and
         development costs                (  5,920,122)       (  8,626,380)
                                            ----------          ----------

            Future net cash
               flows                       $12,893,124         $ 8,134,511

      10% discount to
         reflect timing of
         cash flows                       (  4,812,464)       (  2,993,979)
                                            ----------          ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 8,080,660         $ 5,140,532
                                            ==========          ==========

                                                     Partnership
                                          ---------------------------------
                                              III-E               III-F
                                          -------------       -------------
      Future cash inflows                  $77,924,350         $19,572,116
      Future production and
         development costs                ( 47,654,328)       (  8,141,497)
                                            ----------          ----------

            Future net cash
               flows                       $30,270,022         $11,430,619

      10% discount to
         reflect timing of
         cash flows                       ( 12,187,290)       (  4,348,888)
                                            ----------          ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $18,082,732         $ 7,081,731
                                            ==========          ==========


                                           Partnership
                                          -------------
                                              III-G
                                          -------------
      Future cash inflows                  $11,951,351
      Future production and
         development costs                (  5,206,140)
                                            ----------

            Future net cash
               flows                       $ 6,745,211

      10% discount to
         reflect timing of
         cash flows                       (  2,571,190)
                                            ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 4,174,021
                                            ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.

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

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-G.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

            All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.