Form 10-Q
period 1998-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1998-05-13
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102
      III-G:  0-19563

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
          ---------------------------------------------------------
           (Exact name of Registrant as specified in its Articles)


                                          III-A 73-1352993
                                          III-B 73-1358666
                                          III-C 73-1356542
                                          III-D 73-1357374
                                          III-E 73-1367188
                                          III-F 73-1377737
         Oklahoma                         III-G 73-1377828
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  564,915        $  522,371
   Accounts receivable:
      Oil and gas sales                          382,366           524,541
      General Partner (Note 2)                    10,146                 -
      Other                                            -               308
                                              ----------        ----------
        Total current assets                  $  957,427        $1,047,220

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,520,685         2,669,949

DEFERRED CHARGE                                  199,722           199,722
                                              ----------        ----------
                                              $3,677,834        $3,916,891
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   39,995        $   39,622
   Gas imbalance payable                          38,418            38,418
                                              ----------        ----------
        Total current liabilities             $   78,413        $   78,040

ACCRUED LIABILITY                             $   51,905        $   51,905

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  206,468)      ($  198,271)
   Limited Partners, issued and
      outstanding, 263,976 units               3,753,984         3,985,217
                                              ----------        ----------
        Total Partners' capital               $3,547,516        $3,786,946
                                              ----------        ----------
                                              $3,677,834        $3,916,891
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $616,201        $1,015,744
   Interest income                                 5,963             5,277
   Gain (loss) on sale of oil and
      gas properties                               8,114       (    21,958)
                                                --------        ----------
                                                $630,278        $  999,063

COST AND EXPENSES:
   Lease operating                              $ 79,357        $  130,632
   Production tax                                 44,419            72,095
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 143,569           247,976
   Impairment provision                                -         1,617,006
   General and administrative
      (Note 2)                                    91,131            80,354
                                                --------        ----------
                                                $358,476        $2,148,063
                                                --------        ----------

NET INCOME (LOSS)                               $271,802       ($1,149,000)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 19,035        $   16,885
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $252,767       ($1,165,885)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .96       ($     4.42)
                                                ========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                                ========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $271,802       ($1,149,000)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               143,569           247,976
      Impairment provision                             -         1,617,006
      (Gain) loss on sale of oil and
        gas properties                         (   8,114)           21,958
      Decrease in accounts receivable -
        oil and gas sales                        142,175           169,638
      Increase in accounts receivable -
        General Partner                        (  10,146)      (   121,269)
      Decrease in accounts receivable -
        other                                        308                 -
      Increase (decrease) in accounts
        payable                                      373       (     7,903)
                                                --------        ----------
Net cash provided by operating
   activities                                   $539,967        $  778,406
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    733)       $        -
   Proceeds from sale of oil and
      gas properties                              14,542           121,737
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 13,809        $  121,737
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($511,232)      ($  575,516)
                                                --------        ----------
Net cash used by financing activities          ($511,232)      ($  575,516)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 42,544        $  324,627

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           522,371           610,116
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $564,915        $  934,743
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  328,432        $  305,288
   Accounts receivable:
      Oil and gas sales                          233,532           307,724
      General Partner (Note 2)                       945                 -
      Other                                            -               130
                                              ----------        ----------
        Total current assets                  $  562,909        $  613,142

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,411,678         1,499,148

DEFERRED CHARGE                                  136,296           136,296
                                              ----------        ----------
                                              $2,110,883        $2,248,586
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   22,252        $   19,432
   Gas imbalance payable                           6,676             6,676
                                              ----------        ----------
        Total current liabilities             $   28,928        $   26,108

ACCRUED LIABILITY                             $   28,494        $   28,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   84,547)      ($   97,840)
   Limited Partners, issued and
      outstanding, 138,336 units               2,138,008         2,291,824
                                              ----------        ----------
        Total Partners' capital               $2,053,461        $2,193,984
                                              ----------        ----------
                                              $2,110,883        $2,248,586
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $386,283        $  593,107
   Interest income                                 3,453             3,120
   Gain (loss) on sale of oil
      and gas properties                             815       (    10,193)
                                                --------        ----------
                                                $390,551        $  586,034

COST AND EXPENSES:
   Lease operating                              $ 43,410        $   86,258
   Production tax                                 28,250            42,026
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  87,660           139,303
   Impairment provision                                -           738,122
   General and administrative
      (Note 2)                                    47,774            42,227
                                                --------        ----------
                                                $207,094        $1,047,936
                                                --------        ----------

NET INCOME (LOSS)                               $183,457       ($  461,902)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 39,273        $   11,846
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $144,184       ($  473,748)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.04       ($     3.42)
                                                ========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $183,457         ($461,902)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                87,660           139,303
      Impairment provision                             -           738,122
      (Gain) loss on sale of oil and
        gas properties                         (     815)           10,193
      Decrease in accounts receivable -
        oil and gas sales                         74,192            92,050
      Increase in accounts receivable -
        General Partner                        (     945)        (  84,276)
      Decrease in accounts receivable -
        other                                        130                 -
      Increase (decrease) in accounts
        payable                                    2,820         (   1,652)
                                                --------          --------
Net cash provided by operating
   activities                                   $346,499          $431,838
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    342)         $      -
   Proceeds from sale of oil and
      gas properties                                 967            84,276
                                                --------          --------
Net cash provided by investing
   activities                                   $    625          $ 84,276
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($323,980)        ($369,580)
                                                --------          --------
Net cash used by financing activities          ($323,980)        ($369,580)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 23,144          $146,534

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           305,288           376,603
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $328,432          $523,137
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  491,438        $  540,911
   Accounts receivable:
      Oil and gas sales                          423,244           497,683
      General Partner (Note 2)                   187,596                 -
      Other                                            -                54
                                              ----------        ----------
        Total current assets                  $1,102,278        $1,038,648

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,320,394         3,442,631

DEFERRED CHARGE                                   86,649            86,649
                                              ----------        ----------
                                              $4,509,321        $4,567,928
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   52,757        $   53,049
   Gas imbalance payable                          30,493            30,493
                                              ----------        ----------
        Total current liabilities             $   83,250        $   83,542

ACCRUED LIABILITY                             $  142,828        $  142,828

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  167,825)      ($  171,438)
   Limited Partners, issued and
      outstanding, 244,536 units               4,451,068         4,512,996
                                              ----------        ----------
        Total Partners' capital               $4,283,243        $4,341,558
                                              ----------        ----------
                                              $4,509,321        $4,567,928
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $680,865        $  941,832
   Interest income                                 5,748             4,537
   Gain (loss) on sale of oil and
      gas properties                             166,701       (     4,257)
                                                --------        ----------
                                                $853,314        $  942,112

COST AND EXPENSES:
   Lease operating                              $106,689        $  146,837
   Production tax                                 46,940            70,499
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 138,087           206,438
   Impairment provision                                -         1,696,418
   General and administrative
      (Note 2)                                    84,432            80,674
                                                --------        ----------
                                                $376,148        $2,200,866
                                                --------        ----------

NET INCOME (LOSS)                               $477,166       ($1,258,754)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 29,094        $   12,950
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $448,072       ($1,271,704)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.83       ($     5.20)
                                                ========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $477,166       ($1,258,754)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               138,087           206,438
      Impairment provision                             -         1,696,418
      (Gain) loss on sale of oil and
        gas properties                         ( 166,701)            4,257
      Decrease in accounts receivable -
        oil and gas sales                         74,439           149,392
      (Increase) decrease in accounts
        receivable - General Partner           ( 187,596)           40,940
     Decrease in accounts receivable -
        other                                         54                 -
      Increase in accounts payable -
        General Partner                                -             1,931
      Decrease in accounts payable             (     292)      (    10,921)
                                                --------        ----------
Net cash provided by operating
   activities                                   $335,157        $  829,701
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 36,691)      ($      378)
   Proceeds from sale of oil and
      gas properties                             187,542                 -
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $150,851       ($      378)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($535,481)      ($  543,128)
                                                --------        ----------
Net cash used by financing activities          ($535,481)      ($  543,128)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 49,473)       $  286,195

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           540,911           537,233
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $491,438        $  823,428
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  218,520        $  298,964
   Accounts receivable:
      Oil and gas sales                          313,582           361,775
      General Partner (Note 2)                    26,040                 -
                                              ----------        ----------
        Total current assets                  $  558,142        $  660,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,163,339         2,211,248

DEFERRED CHARGE                                   18,875            18,875
                                              ----------        ----------
                                              $2,740,356        $2,890,862
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   69,811        $  114,286
                                              ----------        ----------
        Total current liabilities             $   69,811        $  114,286

ACCRUED LIABILITY                             $  201,934        $  201,934

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   61,530)      ($   62,091)
   Limited Partners, issued and
      outstanding, 131,008 units               2,530,141         2,636,733
                                              ----------        ----------
        Total Partners' capital               $2,468,611        $2,574,642
                                              ----------        ----------
                                              $2,740,356        $2,890,862
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $477,763        $  771,050
   Interest income                                 2,797             2,435
   Gain on sale of oil and
      gas properties                              24,154             1,980
                                                --------        ----------
                                                $504,714        $  775,465

COST AND EXPENSES:
   Lease operating                              $148,237        $  178,226
   Production tax                                 29,531            56,556
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,607           114,798
   Impairment provision                                -           932,243
   General and administrative
      (Note 2)                                    45,779            43,344
                                                --------        ----------
                                                $300,154        $1,325,167
                                                --------        ----------

NET INCOME (LOSS)                               $204,560       ($  549,702)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 13,152        $   14,275
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $191,408       ($  563,977)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.46       ($     4.30)
                                                ========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $204,560         ($549,702)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                76,607           114,798
      Impairment provision                             -           932,243
      Gain on sale of oil and gas
        properties                             (  24,154)        (   1,980)
      Decrease in accounts receivable -
        oil and gas sales                         48,193            48,314
      Increase in accounts receivable -
        General Partner                        (  26,040)        (     333)
      Decrease in accounts payable             (  44,475)        (  48,121)
                                                --------          --------
Net cash provided by operating
   activities                                   $234,691          $495,219
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 30,584)        ($  1,760)
   Proceeds from sale of oil and
      gas properties                              26,040             2,313
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($  4,544)         $    553
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($310,591)        ($326,746)
                                                --------          --------
Net cash used by financing activities          ($310,591)        ($326,746)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 80,444)         $169,026

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           298,964           319,245
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $218,520          $488,271
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                           March 31,          December 31,
                                             1998                1997
                                          -----------         ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 1,122,999         $ 1,114,574
   Accounts receivable:
      Oil and gas sales                      1,085,812           1,361,797
      General Partner (Note 2)                  59,735                   -
                                           -----------         -----------
        Total current assets               $ 2,268,546         $ 2,476,371

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method             8,400,350           8,716,929

DEFERRED CHARGE                                204,087             204,087
                                           -----------         -----------
                                           $10,872,983         $11,397,387
                                           ===========         ===========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                        $   387,231         $   693,518
   Gas imbalance payable                       142,749             142,749
                                           -----------         -----------
        Total current liabilities          $   529,980         $   836,267

ACCRUED LIABILITY                          $   320,943         $   320,943

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   208,616)       ($   209,050)
   Limited Partners, issued and
      outstanding, 418,266 units            10,230,676          10,449,227
                                           -----------         -----------
        Total Partners' capital            $10,022,060         $10,240,177
                                           -----------         -----------
                                           $10,872,983         $11,397,387
                                           ===========         ===========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,773,318        $2,929,978
   Interest income                                12,202             9,012
   Gain on sale of oil and
      gas properties                              37,161                 -
                                              ----------        ----------
                                              $1,822,681        $2,938,990

COST AND EXPENSES:
   Lease operating                            $  733,211        $  923,981
   Production tax                                114,231           208,474
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 296,018           490,082
   Impairment provision                                -         2,893,741
   General and administrative
      (Note 2)                                   151,137           137,045
                                              ----------        ----------
                                              $1,294,597        $4,653,323
                                              ----------        ----------

NET INCOME (LOSS)                             $  528,084       ($1,714,333)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   37,635        $   49,186
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  490,449       ($1,763,519)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     1.17       ($     4.22)
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  528,084       ($1,714,333)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               296,018           490,082
      Impairment provision                             -         2,893,741
      Gain on sale of oil and gas
        properties                           (    37,161)                -
      Decrease in accounts receivable -
        oil and gas sales                        275,985           194,769
      Increase in accounts receivable -
        General Partner                      (    59,735)                -
      Decrease in accounts payable           (   306,287)      (   255,035)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  696,904        $1,609,224
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    2,013)      ($   36,102)
   Proceeds from sale of oil and
      gas properties                              59,735                 -
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $   57,722       ($   36,102)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  746,201)      ($1,144,746)
                                              ----------        ----------
Net cash used by financing activities        ($  746,201)      ($1,144,746)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $    8,425        $  428,376

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,114,574         1,243,143
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,122,999        $1,671,519
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  529,852        $  541,382
   Accounts receivable:
      Oil and gas sales                          384,099           472,746
      General Partner (Note 2)                    50,533                 -
      Other                                        9,631             9,631
                                              ----------        ----------
        Total current assets                  $  974,115        $1,023,759

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,437,144         3,604,665

DEFERRED CHARGE                                  124,393           124,393
                                              ----------        ----------
                                              $4,535,652        $4,752,817
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  153,387        $  165,963
   Gas imbalance payable                         119,864           119,864
                                              ----------        ----------
        Total current liabilities             $  273,251        $  285,827

ACCRUED LIABILITY                             $  159,275        $  159,275

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  150,534)      ($  146,427)
   Limited Partners, issued and
      outstanding, 221,484 units               4,253,660         4,454,142
                                              ----------        ----------
        Total Partners' capital               $4,103,126        $4,307,715
                                              ----------        ----------
                                              $4,535,652        $4,752,817
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $664,231        $  933,987
   Interest income                                 6,206             4,578
   Gain on sale of oil and gas
      properties                                  28,061                 -
                                                --------        ----------
                                                $698,498        $  938,565

COST AND EXPENSES:
   Lease operating                              $247,027        $  284,831
   Production tax                                 42,453            46,857
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 147,201           271,678
   Impairment provision                                -         2,884,405
   General and administrative
      (Note 2)                                    76,453            72,181
                                                --------        ----------
                                                $513,134        $3,559,952
                                                --------        ----------

NET INCOME (LOSS)                               $185,364       ($2,621,387)
                                                ========        ==========
GENERAL PARTNER - NET INCOME (LOSS)             $ 14,846       ($    5,055)
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $170,518       ($2,616,332)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .77       ($    11.81)
                                                ========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $185,364       ($2,621,387)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               147,201           271,678
      Impairment provision                             -         2,884,405
      Gain on sale of oil and gas
        properties                             (  28,061)                -
      Decrease in accounts receivable -
        oil and gas sales                         88,647           173,010
      Increase in accounts receivable -
        General Partner                        (  50,533)                -
      Decrease in accounts payable             (  12,576)      (    13,026)
                                                --------        ----------
Net cash provided by operating
   activities                                   $330,042        $  694,680
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,152)      ($    3,327)
   Proceeds from sale of oil and
      gas properties                              50,533                 -
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $ 48,381       ($    3,327)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($389,953)      ($  378,532)
                                                --------        ----------
Net cash used by financing activities          ($389,953)      ($  378,532)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 11,530)       $  312,821

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           541,382           504,658
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $529,852        $  817,479
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  290,510        $  351,163
   Accounts receivable:
      Oil and gas sales                          231,138           285,689
      General Partner (Note 2)                    32,345            13,140
      Other                                        6,369             6,369
                                              ----------        ----------
        Total current assets                  $  560,362        $  656,361

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,049,193         2,141,289

DEFERRED CHARGE                                   75,406            75,406
                                              ----------        ----------
                                              $2,684,961        $2,873,056
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   91,628        $  101,925
   Gas imbalance payable                          59,607            59,607
                                              ----------        ----------
        Total current liabilities             $  151,235        $  161,532

ACCRUED LIABILITY                             $   89,310        $   89,310

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   88,204)      ($   85,608)
   Limited Partners, issued and
      outstanding, 121,925 units               2,532,620         2,707,822
                                              ----------        ----------
        Total Partners' capital               $2,444,416        $2,622,214
                                              ----------        ----------
                                              $2,684,961        $2,873,056
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                               ---------        ----------

REVENUES:
   Oil and gas sales                            $395,819        $  573,117
   Interest income                                 3,750             2,961
   Gain on sale of oil and
      gas properties                              21,774                 -
                                                --------        ----------
                                                $421,343        $  576,078

COST AND EXPENSES:
   Lease operating                              $164,664        $  187,018
   Production tax                                 24,545            28,167
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  90,827           152,513
   Impairment provision                                -         1,449,404
   General and administrative
      (Note 2)                                    42,103            39,760
                                                --------        ----------
                                                $322,139        $1,856,862
                                                --------        ----------

NET INCOME (LOSS)                               $ 99,204       ($1,280,784)
                                                ========        ==========
GENERAL PARTNER - NET INCOME (LOSS)             $  8,406       ($      111)
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $ 90,798       ($1,280,673)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .74       ($    10.50)
                                                ========        ==========
UNITS OUTSTANDING                                121,925           121,925
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $ 99,204       ($1,280,784)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                90,827           152,513
      Impairment provision                             -         1,449,404
      Gain on sale of oil and gas
        properties                             (  21,774)                -
      Decrease in accounts receivable -
        oil and gas sales                         54,551           101,195
      Increase in accounts receivable -
        General Partner                        (  19,205)                -
      Decrease in accounts payable             (  10,297)      (     7,401)
                                                --------        ----------
Net cash provided by operating
   activities                                   $193,306        $  414,927
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,302)      ($    5,537)
   Proceeds from sale of oil and
      gas properties                              32,345                 -
                                                --------        ----------
Net cash provided (used) by investing
   activities                                   $ 23,043       ($    5,537)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($277,002)      ($  209,670)
                                                --------        ----------
Net cash used by financing activities          ($277,002)      ($  209,670)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 60,653)       $  199,720

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           351,163           315,955
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $290,510        $  515,675
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. During the three months ended March 31, 1998 capital expenditures incurred by the III-C and III-D Partnerships totaled $36,691 and $30,584, respectively. These expenditures resulted primarily from the recompletion attempt of the Hefley No. 2-37 well located in Wheeler County, Texas. The III-C and III-D Partnerships have a 17.1% interest and a 14.3% interest, respectively, in the Hefley No. 2-37 well. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121, provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the three months ended March 31, 1997 pursuant to SFAS No. 121 as follows:

                  Partnership                      Amount
                  -----------                    -----------
                    III-A                        $1,617,006
                    III-B                           738,122
                    III-C                         1,696,418
                    III-D                           932,243
                    III-E                         2,893,741
                    III-F                         2,884,405
                    III-G                         1,449,404

      No such charge was necessary for the three months ended March 31, 1998.

      The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $21,663                  $69,468
               III-B                 11,369                   36,405
               III-C                 20,079                   64,353
               III-D                 11,303                   34,476
               III-E                 41,067                  110,070
               III-F                 18,169                   58,284
               III-G                 10,018                   32,085

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivables from the General Partner at March 31, 1998 for the Partnerships represent proceeds due to the Partnerships from the sale of oil and gas properties to third parties. Subsequent to March 31, 1998, such receivables were collected by the Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions, if any, to be paid in May 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      The Partnerships will terminate on the following dates in accordance with their partnership agreements:

                  Partnership             Termination Date
                  -----------             ----------------
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

      However, the partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has not determined whether to extend the term of any Partnership.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $616,201       $1,015,744
      Oil and gas production expenses             $123,776       $  202,727
      Barrels produced                               9,961           11,134
      Mcf produced                                 211,971          285,768
      Average price/Bbl                           $  14.56       $    21.73
      Average price/Mcf                           $   2.22       $     2.71

      As shown in the table above, total oil and gas sales decreased $399,543 (39.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $25,000 and $200,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $71,000 and $103,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,173 barrels and 73,797 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two significant wells during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.56 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998 from $21.73 per barrel and $2.71 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,951 (38.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.1% for the three months ended March 31, 1998 and 20.0% for the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $104,407 (42.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 23.3% for the three months ended March 31, 1998 and 24.4% for the three months ended March 31, 1997.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 during the three months ended March 31, 1997. Of this amount, $184,644 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,432,362 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-A Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $10,777 (13.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was primarily due to audit fees which were paid during the three months ended March 31, 1998, whereas previous audit fees were paid during the three months ended June 30, 1997 due to the timing of the year end audit. As a percentage of oil and gas sales, these expenses increased to 14.8% for the three months ended March 31, 1998 from 7.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $24,048,701  or  91.10%  of  Limited   Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $386,283         $593,107
      Oil and gas production expenses             $ 71,660         $128,284
      Barrels produced                              10,008            9,657
      Mcf produced                                 105,871          142,015
      Average price/Bbl                           $  14.91         $  21.81
      Average price/Mcf                           $   2.24         $   2.69

      As shown in the table above, total oil and gas sales decreased $206,824 (34.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $97,000 was related to a decrease in volumes of gas sold and approximately $69,000 and $48,000, respectively, were related to decreases in the average prices of oil and gas sold, which amounts were partially offset by an increase of approximately $8,000 related to an increase in the volumes of oil sold. Volumes of oil sold increased 351 barrels, while volumes of gas sold decreased 36,144 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $14.91 per barrel and $2.24 per Mcf, respectively, for the three months ended March 31, 1998 from $21.81 per barrel and $2.69 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $56,624 (44.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, and (iii) refunds of prior period lease operating expenses by the operators on two significant wells during the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses decreased to 18.6% for the three months ended March 31, 1998 from 21.6% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,643 (37.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 22.7% for the three months ended March 31, 1998 and 23.5% for the three months ended March 31, 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 during the three months ended March 31, 1997. Of this amount, $77,653 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $5,547 (13.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was primarily due to audit fees which were paid during the three months ended March 31, 1998, whereas previous audit fees were paid during the three months ended June 30, 1997 due to the timing of the year end audit. As a percentage of oil and gas sales, these expenses increased to 12.4% for the three months ended March 31, 1998 from 7.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The III-B Partnership achieved payout during the three months ended March 31, 1998. After payout, operations and revenues for the III-B Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 15% to the General Partner and 85% to the Limited Partners. (Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.) See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $14,015,353  or  101.31%  of  Limited  Partners'  capital
      contributions. III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $680,865         $941,832
      Oil and gas production expenses             $153,629         $217,336
      Barrels produced                               6,907            6,734
      Mcf produced                                 257,661          310,482
      Average price/Bbl                           $  15.85         $  21.45
      Average price/Mcf                           $   2.22         $   2.57

      As shown in the table above, total oil and gas sales decreased $260,967 (27.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $136,000 was related to a decrease in volumes of gas sold and approximately $39,000 and $90,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $4,000 related to an increase in the volumes of oil sold. Volumes of oil sold increased 173 barrels, while volumes of gas sold decreased 52,821 Mcf for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998, (ii) a positive prior period volume adjustment by the purchaser on one significant well during the three months ended March 31, 1997, and
      (iii) the shutting-in of one significant well for part of the three months ended March 31, 1998 in order to increase production capabilities. Average oil and gas prices decreased to $15.85 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998 from $21.45 per barrel and $2.57 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $63,707 (29.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, (iii) workover expenses incurred on one significant well during the three months ended March 31,

      1997 in order to improve the recovery of reserves, and (iv) a refund of prior period lease operating expenses by the operator on another significant well during the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.6% for the three months ended March 31, 1998 and 23.1% for the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $68,351 (33.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 20.3% for the three months ended March 31, 1998 and 21.9% for the three months ended March 31, 1997.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,418 during the three months ended March 31, 1997. Of this amount, $234,271 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,147 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-C Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $3,758 (4.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 12.4% for the three months ended March 31, 1998 from 8.6% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above and the dollar increase in general and administrative expense.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $15,653,795  or  64.01%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $477,763         $771,050
      Oil and gas production expenses             $177,768         $234,782
      Barrels produced                              11,883           12,442
      Mcf produced                                 157,377          186,257
      Average price/Bbl                           $  13.57         $  21.61
      Average price/Mcf                           $   2.01         $   2.70

      As shown in the table above, total oil and gas sales decreased $293,287 (38.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $78,000 was related to a decrease in volumes of gas sold and approximately $96,000 and $109,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 559 barrels and 28,880 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on two significant wells during the three months ended March 31, 1998, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997, and (iii) the shutting-in of one significant well for a portion of the three months ended March 31, 1998 in order to increase production capabilities. Average oil and gas prices decreased to $13.57 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998 from $21.61 per barrel and $2.70 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $57,014 (24.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 37.2% for the three months ended March 31, 1998 from 30.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $38,191 (33.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 16.0% for the three months ended March 31, 1998 and 14.9% for the three months ended March 31, 1997.

      The III-D Partnership recognized a non-cash charge against earnings of $932,243 during the three months ended March 31, 1997. Of this amount, $485,820 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $446,423 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-D Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,435 (5.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 9.6% for the three months ended March 31, 1998 from 5.6% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $7,793,669  or  59.49%  of  Limited   Partners'   capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,773,318       $2,929,978
      Oil and gas production expenses           $  847,442       $1,132,455
      Barrels produced                              64,696           73,819
      Mcf produced                                 513,401          567,565
      Average price/Bbl                         $    13.24       $    21.66
      Average price/Mcf                         $     1.79       $     2.35

      As shown in the table above, total oil and gas sales decreased $1,156,660 (39.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $198,000 and $127,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $545,000 and $288,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 9,123 barrels and 54,164 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997. Average oil and gas prices decreased to $13.24 per barrel and $1.79 per Mcf, respectively, for the three months ended March 31, 1998 from $21.66 per barrel and $2.35 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $285,013 (25.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, (iii) workover expenses incurred on three significant wells during the three months ended March 31, 1997 in order to improve the recovery of reserves, and (iv) the shutting-in of one significant well by the operator during the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 47.8% for the three months ended March 31, 1998 from 38.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $194,064 (39.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained constant at 16.7% for the three months ended March 31, 1998 and the three months ended March 31, 1997.

      The III-E Partnership recognized a non-cash charge against earnings of $2,893,741 during the three months ended March 31, 1997. Of this amount, $2,042,775 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $850,966 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $14,092 (10.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 8.5% for the three months ended March 31, 1998 from 4.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $27,859,016  or  66.61%  of  Limited   Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $664,231         $933,987
      Oil and gas production expenses             $289,480         $331,688
      Barrels produced                              15,962           16,395
      Mcf produced                                 208,780          246,984
      Average price/Bbl                           $  15.16         $  21.12
      Average price/Mcf                           $   2.02         $   2.38


      As shown in the table above, total oil and gas sales decreased $269,756 (28.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $9,000 and $91,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $95,000 and $75,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 433 barrels and 38,204 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998 and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.16 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 1998 from $21.12 per barrel and $2.38 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $42,208 (12.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 43.6% for the three months ended March 31, 1998 from 35.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Depreciation, depletion, and amortization of oil and gas properties decreased $124,477 (45.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 22.2% for the three months ended March 31, 1998 from 29.1% for the three months ended March 31, 1997. This percentage decrease was primarily related to the dollar decrease in depreciation, depletion, and amortization discussed above.

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 during the three months ended March 31, 1997. Of this amount, $2,078,019 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $4,272 (5.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 11.5% for the three months ended March 31, 1998 from 7.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $10,320,904  or  46.60%  of  Limited   Partners'  capital
      contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $395,819         $573,117
      Oil and gas production expenses             $189,209         $215,185
      Barrels produced                              11,356           12,060
      Mcf produced                                 112,915          131,897
      Average price/Bbl                           $  15.05         $  21.13
      Average price/Mcf                           $   1.99         $   2.41

      As shown in the table above, total oil and gas sales decreased $177,298 (30.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $15,000 and $46,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $69,000 and $47,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 704 barrels and 18,982 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended March 31, 1998 and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.05 per barrel and $1.99 per Mcf, respectively, for the three months ended March 31, 1998 from $21.13 per barrel and $2.41 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,976 (12.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 47.8% for the three months ended March 31, 1998 from 37.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $61,686 (40.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 22.9% for the three months ended March 31, 1998 from 26.6% for the three months ended March 31, 1997. This percentage decrease was primarily related to the dollar decrease in depreciation, depletion, and amortization discussed above.

      The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 during the three months ended March 31, 1997. Of this amount, $1,010,738 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-G Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,343 (5.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended March 31, 1998 from 6.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $5,386,287  or  44.18%  of  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re:
      PaineWebber Limited Partnerships' Litigation," Case No. 94-CIV-8558, U.S. District Court, Southern District of New York.

      In early 1996 PaineWebber Incorporated ("PaineWebber") reached settlements with the class action plaintiffs and the Securities and Exchange Commission (the "SEC") that resolved the above referenced litigation. As part of the class settlement, PaineWebber paid $125 million (the "Class Action Fund"), plus certain additional consideration to the class. PaineWebber also paid $40 million to a capped claims fund to be independently administered on behalf of the SEC (the "SEC Fund"). Both settlement funds (in the case of the Class Action Fund, net of court approved class counsel attorney's fees and disbursements) were to be allocated among eligible limited partners whose claims were approved by the respective Claims Administrators.

      In late March 1998, the Court awarded attorney's fees and disbursements to class counsel. On or about May 8, 1998, the Claims Administrator for the Class Action Fund mailed to eligible class members the cash component of their settlement benefits from the Class Action Fund. The General Partner has been advised that in late May 1998 the SEC Claims Administrator expects to mail to each eligible class member his or her claim determination with the preliminary settlement amount, if any, from the SEC Fund.

      A further description of the settlement is included within the Form 10-K referred to above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            Current reports on Form 8-K filed during the first quarter of 1998:

            Date of event:                      January 29, 1998
            Date filed with SEC:                January 30, 1998
            Items Included:
                  Item 5 - Other Events
                  Item 7 - Exhibits

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

                                    (Registrant)

                               BY:   GEODYNE RESOURCES, INC.

                                     General Partner


Date:  May 13, 1998            By:       /s/Dennis R. Neill
                                    --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May 13, 1998            By:      /s/Patrick M. Hall
                                    --------------------------------
                                       (Signature)
                                       Patrick M. Hall
                                       Principal Accounting Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.