Form 10-Q
period 1998-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1998-08-13
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  330,161        $  522,371
   Accounts receivable:
      Oil and gas sales                          347,765           524,541
      Other                                            -               308
                                              ----------        ----------
        Total current assets                  $  677,926        $1,047,220

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,408,823         2,669,949

DEFERRED CHARGE                                  199,722           199,722
                                              ----------        ----------
                                              $3,286,471        $3,916,891
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   33,357        $   39,622
   Gas imbalance payable                          38,418            38,418
                                              ----------        ----------
        Total current liabilities             $   71,775        $   78,040

ACCRUED LIABILITY                             $   51,905        $   51,905

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  209,493)      ($  198,271)
   Limited Partners, issued and
      outstanding, 263,976 units               3,372,284         3,985,217
                                              ----------        ----------
        Total Partners' capital               $3,162,791        $3,786,946
                                              ----------        ----------
                                              $3,286,471        $3,916,891
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Oil and gas sales                            $528,972          $850,857
   Interest income                                 4,634             8,201
   Gain on sale of oil and gas
      properties                                  11,927            11,503
                                                --------          --------
                                                $545,533          $870,561

COSTS AND EXPENSES:
   Lease operating                              $131,298          $131,357
   Production tax                                 44,517            76,143
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 127,805           237,375
   General and administrative
      (Note 2)                                    73,302            84,383
                                                --------          --------
                                                $376,922          $529,258
                                                --------          --------

NET INCOME                                      $168,611          $341,303
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,311          $ 26,150
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $155,300          $315,153
                                                ========          ========
NET INCOME per unit                             $    .59          $   1.19
                                                ========          ========
UNITS OUTSTANDING                                263,976           263,976
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,145,173        $1,866,601
   Interest income                                10,597            13,478
   Gain (loss) on sale of oil and
      gas properties                              20,041       (    10,455)
                                              ----------        ----------
                                              $1,175,811        $1,869,624

COSTS AND EXPENSES:
   Lease operating                            $  210,655        $  261,989
   Production tax                                 88,936           148,238
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 271,374           485,351
   Impairment provision                                -         1,617,006
   General and administrative
      (Note 2)                                   164,433           164,737
                                              ----------        ----------
                                              $  735,398        $2,677,321
                                              ----------        ----------

NET INCOME (LOSS)                             $  440,413       ($  807,697)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   32,346        $   43,035
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  408,067       ($  850,732)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     1.55       ($     3.22)
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  440,413       ($  807,697)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               271,374           485,351
      Impairment provision                             -         1,617,006
      (Gain) loss on sale of oil and
        gas properties                       (    20,041)           10,455
      Decrease in accounts receivable -
        oil and gas sales                        176,776           174,966
      Decrease in accounts receivable -
        other                                        308                 -
      Decrease in accounts payable           (     6,265)      (     4,825)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  862,565        $1,475,256
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   12,009)       $        -
   Proceeds from sale of oil and
      gas properties                              21,802           514,004
                                              ----------        ----------
Net cash provided by investing
   activities                                 $    9,793        $  514,004
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,064,568)      ($1,457,030)
                                              ----------        ----------
Net cash used by financing activities        ($1,064,568)      ($1,457,030)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  192,210)       $  532,230

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           522,371           610,116
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  330,161        $1,142,346
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  147,568        $  305,288
   Accounts receivable:
      Oil and gas sales                          204,642           307,724
      Other                                            -               130
                                              ----------        ----------
        Total current assets                  $  352,210        $  613,142

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,349,713         1,499,148

DEFERRED CHARGE                                  136,296           136,296
                                              ----------        ----------
                                              $1,838,219        $2,248,586
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   19,773        $   19,432
   Gas imbalance payable                           6,676             6,676
                                              ----------        ----------
        Total current liabilities             $   26,449        $   26,108

ACCRUED LIABILITY                             $   28,494        $   28,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   89,270)      ($   97,840)
   Limited Partners, issued and
      outstanding, 138,336 units               1,872,546         2,291,824
                                              ----------        ----------
        Total Partners' capital               $1,783,276        $2,193,984
                                              ----------        ----------
                                              $1,838,219        $2,248,586
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Oil and gas sales                            $304,200          $501,249
   Interest income                                 2,437             4,541
   Gain on sale of oil and gas
      properties                                       -             2,520
                                                --------          --------
                                                $306,637          $508,310

COSTS AND EXPENSES:
   Lease operating                              $ 87,537          $ 72,004
   Production tax                                 25,488            43,524
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  75,547           136,406
   General and administrative
      (Note 2)                                    38,360            44,220
                                                --------          --------
                                                $226,932          $296,154
                                                --------          --------

NET INCOME                                      $ 79,705          $212,156
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 22,167          $ 15,837
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 57,538          $196,319
                                                ========          ========
NET INCOME per unit                             $    .42          $   1.42
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $690,483        $1,094,356
   Interest income                                 5,890             7,661
   Gain (loss) on sale of oil
      and gas properties                             815       (     7,673)
                                                --------        ----------
                                                $697,188        $1,094,344

COSTS AND EXPENSES:
   Lease operating                              $130,947        $  158,262
   Production tax                                 53,738            85,550
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 163,207           275,709
   Impairment provision                                -           738,122
   General and administrative
      (Note 2)                                    86,134            86,447
                                                --------        ----------
                                                $434,026        $1,344,090
                                                --------        ----------

NET INCOME (LOSS)                               $263,162       ($  249,746)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 61,440        $   27,683
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $201,722       ($  277,429)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.46       ($     2.01)
                                                ========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $263,162         ($249,746)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               163,207           275,709
      Impairment provision                             -           738,122
      (Gain) loss on sale of oil and
        gas properties                         (     815)            7,673
      Decrease in accounts receivable -
        oil and gas sales                        103,082            97,603
      Decrease in accounts receivable -
        other                                        130                 -
      Increase (decrease) in accounts
        payable                                      341         (   1,159)
                                                --------          --------
Net cash provided by operating
   activities                                   $529,107          $868,202
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 13,772)         $      -
   Proceeds from sale of oil and
      gas properties                                 815           251,187
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($ 12,957)         $251,187
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($673,870)        ($878,703)
                                                --------          --------
Net cash used by financing activities          ($673,870)        ($878,703)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($157,720)         $240,686

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           305,288           376,603
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $147,568          $617,289
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  534,505        $  540,911
   Accounts receivable:
      Oil and gas sales                          373,582           497,683
      Other                                            -                54
                                              ----------        ----------
        Total current assets                  $  908,087        $1,038,648

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,235,610         3,442,631

DEFERRED CHARGE                                   86,649            86,649
                                              ----------        ----------
                                              $4,230,346        $4,567,928
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   44,132        $   53,049
   Gas imbalance payable                          30,493            30,493
                                              ----------        ----------
        Total current liabilities             $   74,625        $   83,542

ACCRUED LIABILITY                             $  142,828        $  142,828

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  180,817)      ($  171,438)
   Limited Partners, issued and
      outstanding, 244,536 units               4,193,710         4,512,996
                                              ----------        ----------
        Total Partners' capital               $4,012,893        $4,341,558
                                              ----------        ----------
                                              $4,230,346        $4,567,928
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $553,291        $658,254
   Interest income                                 5,201           6,155
   Gain on sale of oil and gas
      properties                                 238,632          59,929
                                                --------        --------
                                                $797,124        $724,338

COSTS AND EXPENSES:
   Lease operating                              $134,020        $105,808
   Production tax                                 41,763          49,743
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 144,719         180,778
   General and administrative
      (Note 2)                                    68,021          77,297
                                                --------        --------
                                                $388,523        $413,626
                                                --------        --------

NET INCOME                                      $408,601        $310,712
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 25,959        $ 22,166
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $382,642        $288,546
                                                ========        ========
NET INCOME per unit                             $   1.57        $   1.18
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,234,156        $1,600,086
   Interest income                                10,949            10,692
   Gain on sale of oil and gas
      properties                                 405,333            55,672
                                              ----------        ----------
                                              $1,650,438        $1,666,450

COSTS AND EXPENSES:
   Lease operating                            $  240,709        $  252,645
   Production tax                                 88,703           120,242
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 282,806           387,216
   Impairment provision                                -         1,696,417
   General and administrative
      (Note 2)                                   152,453           157,971
                                              ----------        ----------
                                              $  764,671        $2,614,491
                                              ----------        ----------

NET INCOME (LOSS)                             $  885,767       ($  948,041)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   55,053        $   35,409
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  830,714       ($  983,450)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     3.40       ($     4.02)
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  885,767       ($  948,041)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               282,806           387,216
      Impairment provision                             -         1,696,417
      Gain on sale of oil and gas
        properties                           (   405,333)      (    55,672)
      Decrease in accounts receivable -
        oil and gas sales                        124,101           186,766
      Decrease in accounts receivable -
        General Partner                                -            35,086
     Decrease in accounts receivable -
        other                                         54                 -
      Decrease in accounts payable           (     8,917)      (    15,381)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  878,478        $1,286,391
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  114,444)       $        -
   Proceeds from sale of oil and
      gas properties                             443,992           151,318
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  329,548        $  151,318
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,214,432)      ($1,365,150)
                                              ----------        ----------
Net cash used by financing activities        ($1,214,432)      ($1,365,150)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($    6,406)       $   72,559

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           540,911           537,233
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  534,505        $  609,792
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  236,221        $  298,964
   Accounts receivable:
      Oil and gas sales                          307,552           361,775
                                              ----------        ----------
        Total current assets                  $  543,773        $  660,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,108,673         2,211,248

DEFERRED CHARGE                                   18,875            18,875
                                              ----------        ----------
                                              $2,671,321        $2,890,862
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   65,274        $  114,286
                                              ----------        ----------
        Total current liabilities             $   65,274        $  114,286

ACCRUED LIABILITY                             $  201,934        $  201,934

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,538)      ($   62,091)
   Limited Partners, issued and
      outstanding, 131,008 units               2,467,651         2,636,733
                                              ----------        ----------
        Total Partners' capital               $2,404,113        $2,574,642
                                              ----------        ----------
                                              $2,671,321        $2,890,862
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $434,401          $490,474
   Interest income                                 1,973             3,982
   Gain on sale of oil and
      gas properties                              34,618            18,488
                                                --------          --------
                                                $470,992          $512,944

COSTS AND EXPENSES:
   Lease operating                              $130,236          $146,648
   Production tax                                 30,165            33,046
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,961           102,659
   General and administrative
      (Note 2)                                    36,314            41,933
                                                --------          --------
                                                $277,676          $324,286
                                                --------          --------

NET INCOME                                      $193,316          $188,658
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,806          $ 13,340
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $180,510          $175,318
                                                ========          ========
NET INCOME per unit                             $   1.38          $   1.34
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $912,164        $1,261,524
   Interest income                                 4,770             6,417
   Gain on sale of oil and
      gas properties                              58,772            20,468
                                                --------        ----------
                                                $975,706        $1,288,409

COSTS AND EXPENSES:
   Lease operating                              $278,473        $  324,874
   Production tax                                 59,696            89,602
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 157,568           217,457
   Impairment provision                                -           932,243
   General and administrative
      (Note 2)                                    82,093            85,277
                                                --------        ----------
                                                $577,830        $1,649,453
                                                --------        ----------

NET INCOME (LOSS)                               $397,876       ($  361,044)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 25,958        $   27,615
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $371,918       ($  388,659)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   2.84       ($     2.97)
                                                ========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $397,876         ($361,044)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               157,568           217,457
      Impairment provision                             -           932,243
      Gain on sale of oil and gas
        properties                             (  58,772)        (  20,468)
      Decrease in accounts receivable -
        oil and gas sales                         54,223            95,612
      Decrease in accounts payable             (  49,012)        (  56,355)
                                                --------          --------
Net cash provided by operating
   activities                                   $501,883          $807,445
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 58,992)        ($  3,630)
   Proceeds from sale of oil and
      gas properties                              62,771            22,200
                                                --------          --------
Net cash provided by investing
   activities                                   $  3,779          $ 18,570
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($568,405)        ($824,492)
                                                --------          --------
Net cash used by financing activities          ($568,405)        ($824,492)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 62,743)         $  1,523

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           298,964           319,245
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $236,221          $320,768
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                           June 30,           December 31,
                                             1998                1997
                                          -----------         ------------

CURRENT ASSETS:
   Cash and cash equivalents               $   975,322         $ 1,114,574
   Accounts receivable:
      Oil and gas sales                      1,213,109           1,361,797
                                           -----------         -----------
        Total current assets               $ 2,188,431         $ 2,476,371

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                            8,080,674           8,716,929

DEFERRED CHARGE                                204,087             204,087
                                           -----------         -----------
                                           $10,473,192         $11,397,387
                                           ===========         ===========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                        $   417,520         $   693,518
   Gas imbalance payable                       142,749             142,749
                                           -----------         -----------
        Total current liabilities          $   560,269         $   836,267

ACCRUED LIABILITY                          $   320,943         $   320,943

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   209,949)       ($   209,050)
   Limited Partners, issued and
      outstanding, 418,266 units             9,801,929          10,449,227
                                           -----------         -----------
        Total Partners' capital            $ 9,591,980         $10,240,177
                                           -----------         -----------
                                           $10,473,192         $11,397,387
                                           ===========         ===========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,848,422        $2,106,131
   Interest income                                11,826            14,349
   Loss on sale of oil and
      gas properties                                   -       (       310)
                                              ----------        ----------
                                              $1,860,248        $2,120,170

COSTS AND EXPENSES:
   Lease operating                            $  787,494        $  878,585
   Production tax                                136,632           146,797
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 308,628           439,561
   General and administrative
      (Note 2)                                   115,908           134,109
                                              ----------        ----------
                                              $1,348,662        $1,599,052
                                              ----------        ----------

NET INCOME                                    $  511,586        $  521,118
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   37,333        $   42,920
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  474,253        $  478,198
                                              ==========        ==========
NET INCOME per unit                           $     1.14        $     1.14
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,621,740        $5,036,109
   Interest income                                24,028            23,361
   Gain (loss) on sale of oil
      and gas properties                          37,161       (       310)
                                              ----------        ----------
                                              $3,682,929        $5,059,160

COSTS AND EXPENSES:
   Lease operating                            $1,520,705        $1,802,566
   Production tax                                250,863           355,271
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 604,646           929,643
   Impairment provision                                -         2,893,438
   General and administrative
      (Note 2)                                   267,045           271,154
                                              ----------        ----------
                                              $2,643,259        $6,252,072
                                              ----------        ----------

NET INCOME (LOSS)                             $1,039,670       ($1,192,912)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   74,968        $   92,110
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  964,702       ($1,285,022)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     2.31       ($     3.07)
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $1,039,670       ($1,192,912)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               604,646           929,643
      Impairment provision                             -         2,893,438
      (Gain) loss on sale of oil and
        gas properties                       (    37,161)              310
      Decrease in accounts receivable -
        oil and gas sales                        148,688           253,271
      Decrease in accounts payable           (   275,998)      (   271,385)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,479,845        $2,612,365
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    2,013)      ($   55,330)
   Proceeds from sale of oil and
      gas properties                              70,783             6,050
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $   68,770       ($   49,280)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,687,867)      ($2,694,993)
                                              ----------        ----------
Net cash used by financing activities        ($1,687,867)      ($2,694,993)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  139,252)      ($  131,908)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,114,574         1,243,143
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  975,322        $1,111,235
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  376,216        $  541,382
   Accounts receivable:
      Oil and gas sales                          314,020           472,746
      Other                                        9,631             9,631
                                              ----------        ----------
        Total current assets                  $  699,867        $1,023,759

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,271,383         3,604,665

DEFERRED CHARGE                                  124,393           124,393
                                              ----------        ----------
                                              $4,095,643        $4,752,817
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  147,048        $  165,963
   Gas imbalance payable                         119,864           119,864
                                              ----------        ----------
        Total current liabilities             $  266,912        $  285,827

ACCRUED LIABILITY                             $  159,275        $  159,275

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  157,905)      ($  146,427)
   Limited Partners, issued and
      outstanding, 221,484 units               3,827,361         4,454,142
                                              ----------        ----------
        Total Partners' capital               $3,669,456        $4,307,715
                                              ----------        ----------
                                              $4,095,643        $4,752,817
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $570,778          $691,158
   Interest income                                 5,604             6,846
   Loss on sale of oil and gas
      properties                                       -         (     233)
                                                --------          --------
                                                $576,382          $697,771

COSTS AND EXPENSES:
   Lease operating                              $321,279          $245,827
   Production tax                                 48,942            39,891
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 156,742           263,240
   General and administrative
      (Note 2)                                    61,324            70,982
                                                --------          --------
                                                $588,287          $619,940
                                                --------          --------

NET INCOME (LOSS)                              ($ 11,905)         $ 77,831
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,394          $ 14,079
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($ 17,299)         $ 63,752
                                                ========          ========
NET INCOME (LOSS) per unit                     ($    .08)         $    .29
                                                ========          ========
UNITS OUTSTANDING                                221,484           221,484
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,235,009        $1,625,145
   Interest income                                11,810            11,424
   Gain (loss) on sale of oil and
      gas properties                              28,061       (       233)
                                              ----------        ----------
                                              $1,274,880        $1,636,336

COSTS AND EXPENSES:
   Lease operating                            $  568,306        $  530,658
   Production tax                                 91,395            86,748
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 303,943           534,918
   Impairment provision                                -         2,884,405
   General and administrative
      (Note 2)                                   137,777           143,163
                                              ----------        ----------
                                              $1,101,421        $4,179,892
                                              ----------        ----------

NET INCOME (LOSS)                             $  173,459       ($2,543,556)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   20,240        $    9,024
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  153,219       ($2,552,580)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $      .69       ($    11.52)
                                              ==========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $173,459       ($2,543,556)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               303,943           534,918
      Impairment provision                             -         2,884,405
      (Gain) loss on sale of oil and
        gas properties                         (  28,061)              233
      Decrease in accounts receivable -
        oil and gas sales                        158,726           183,475
      Decrease in accounts payable             (  18,915)      (    18,730)
                                                --------        ----------
Net cash provided by operating
   activities                                   $589,152        $1,040,745
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($      9)      ($    9,285)
   Proceeds from sale of oil and
      gas properties                              57,409             5,567
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $ 57,400       ($    3,718)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($811,718)      ($1,054,457)
                                                --------        ----------
Net cash used by financing activities          ($811,718)      ($1,054,457)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($165,166)      ($   17,430)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           541,382           504,658
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $376,216        $  487,228
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  203,724        $  351,163
   Accounts receivable:
      Oil and gas sales                          200,660           285,689
      General Partner                                  -            13,140
      Other                                        6,369             6,369
                                              ----------        ----------
        Total current assets                  $  410,753        $  656,361

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,950,861         2,141,289

DEFERRED CHARGE                                   75,406            75,406
                                              ----------        ----------
                                              $2,437,020        $2,873,056
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   88,735        $  101,925
   Gas imbalance payable                          59,607            59,607
                                              ----------        ----------
        Total current liabilities             $  148,342        $  161,532

ACCRUED LIABILITY                             $   89,310        $   89,310

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   92,187)      ($   85,608)
   Limited Partners, issued and
      outstanding, 121,925 units               2,291,555         2,707,822
                                              ----------        ----------
        Total Partners' capital               $2,199,368        $2,622,214
                                              ----------        ----------
                                              $2,437,020        $2,873,056
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $349,671          $434,013
   Interest income                                 3,008             4,431
   Gain on sale of oil and
      gas properties                               1,415             4,943
                                                --------          --------
                                                $354,094          $443,387

COSTS AND EXPENSES:
   Lease operating                              $196,420          $158,170
   Production tax                                 27,760            24,255
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  96,515           147,683
   General and administrative
      (Note 2)                                    33,773            39,131
                                                --------          --------
                                                $354,468          $369,239
                                                --------          --------

NET INCOME (LOSS)                              ($    374)         $ 74,148
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,691          $  9,394
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($  4,065)         $ 64,754
                                                ========          ========
NET INCOME per unit                             $    .03          $    .53
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                               ---------        ----------

REVENUES:
   Oil and gas sales                            $745,490        $1,007,130
   Interest income                                 6,758             7,392
   Gain on sale of oil and
      gas properties                              23,189             4,943
                                                --------        ----------
                                                $775,437        $1,019,465

COSTS AND EXPENSES:
   Lease operating                              $361,084        $  345,188
   Production tax                                 52,305            52,422
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 187,342           300,196
   Impairment provision                                -         1,449,404
   General and administrative
      (Note 2)                                    75,876            78,891
                                                --------        ----------
                                                $676,607        $2,226,101
                                                --------        ----------

NET INCOME (LOSS)                               $ 98,830       ($1,206,636)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 12,097        $    9,283
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $ 86,733       ($1,215,919)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $    .71       ($     9.97)
                                                ========        ==========
UNITS OUTSTANDING                                121,925           121,925
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $ 98,830       ($1,206,636)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               187,342           300,196
      Impairment provision                             -         1,449,404
      Gain on sale of oil and gas
        properties                             (  23,189)      (     4,943)
      Decrease in accounts receivable -
        oil and gas sales                         85,029           111,963
      Decrease in accounts receivable -
        General Partner                           13,140                 -
      Decrease in accounts payable             (  13,190)      (    11,037)
                                                --------        ----------
Net cash provided by operating
   activities                                   $347,962        $  638,947
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  7,543)      ($   11,956)
   Proceeds from sale of oil and
      gas properties                              33,818            12,817
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 26,275        $      861
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($521,676)      ($  610,610)
                                                --------        ----------
Net cash used by financing activities          ($521,676)      ($  610,610)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($147,439)       $   29,198

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           351,163           315,955
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $203,724        $  345,153
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                  Partnership                      Amount
                  -----------                    -----------
                    III-A                        $1,617,006
                    III-B                           738,122
                    III-C                         1,696,417
                    III-D                           932,243
                    III-E                         2,893,438
                    III-F                         2,884,405
                    III-G                         1,449,404

      No such charge was necessary for the six months ended June 30, 1998.

      The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

            The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $3,834                 $ 69,468
               III-B                  1,955                   36,405
               III-C                  3,668                   64,353
               III-D                  1,838                   34,476
               III-E                  5,838                  110,070
               III-F                  3,040                   58,284
               III-G                  1,688                   32,085

      During the six months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $25,497                 $138,936
               III-B                 13,324                   72,810
               III-C                 23,747                  128,706
               III-D                 13,141                   68,952
               III-E                 46,905                  220,140
               III-F                 21,209                  116,568
               III-G                 11,706                   64,170

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of oil and gas properties during the six months ended June 30, 1998. These proceeds received during the first quarter were included in the Partnerships' cash distributions paid during May 1998, and the proceeds received during the second quarter will be included in the Partnerships' cash distributions to be paid in August 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

      During the six months ended June 30, 1998 capital expenditures incurred by the III-C and III-D Partnerships totaled $114,444 and $58,992, respectively. The expenditures in the III-C Partnership resulted primarily from the successful recompletion attempt of the Hefley No. 2-37 well located in Wheeler County, Texas, and the unsuccessful recompletion attempt of the Denson No. 1-17 well located in Garvin County, Oklahoma. The III-C Partnership has a 17.1% and 24.3% interest, respectively, in the Hefley No. 2-37 and Denson No. 1-17 wells. The expenditures in the III-D Partnership resulted primarily from the successful recompletion attempt of the Hefley No. 2-37 well mentioned above. The III-D Partnership has a 14.3% interest in the Hefley No. 2-37 well. These recompletions were attempted in order to improve the recovery of reserves.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1998            1997
                                                  --------        --------
      Oil and gas sales                           $528,972        $850,857
      Oil and gas production expenses             $175,815        $207,500
      Barrels produced                               9,156          10,493
      Mcf produced                                 186,967         274,541
      Average price/Bbl                           $  12.26        $  18.88
      Average price/Mcf                           $   2.23        $   2.38

      As shown in the table above, total oil and gas sales decreased $321,885 (37.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $61,000 was related to a decrease in the average price of oil sold and $208,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 1,337 barrels and 87,574 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two significant wells during the three months ended June 30, 1998. The decrease in the volume of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998, (ii) the sale of several wells during 1997, and (iii) positive prior period volume adjustments made by a purchaser on one significant well during the three months ended June 30, 1997. Average oil and gas prices decreased to $12.26 per barrel and $2.23 per Mcf, respectively, for the three months ended June 30, 1998 from $18.88 per barrel and $2.38 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,685 (15.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. These decreases were partially offset by (i) an increase in general repair and maintenance expenses on several wells during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) positive prior period ad valorem tax adjustments on several wells during the three months ended June 30, 1998.

      As a percentage of oil and gas sales, these expenses increased to 33.2% for the three months ended June 30, 1998 from 24.4% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and the factors discussed above which partially offset the decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $109,570 (46.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30,1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.2% for the three months ended June 30, 1998 from 27.9% for the three months ended June 30, 1997. This percentage decrease was primarily related to the upward revisions in the estimates of remaining oil and gas reserves discussed above.

      General and administrative expenses decreased $11,081 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.9% for the three months ended June 30, 1998 from 9.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,145,173       $1,866,601
      Oil and gas production expenses           $  299,591       $  410,227
      Barrels produced                              19,117           21,627
      Mcf produced                                 398,938          560,309
      Average price/Bbl                         $    13.46       $    20.35
      Average price/Mcf                         $     2.23       $     2.55

      As shown in the table above, total oil and gas sales decreased $721,428 (38.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $411,000 was related to a decrease in the volumes of gas sold and approximately $132,000 and $128,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,510 barrels and 161,371 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decreases in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two significant wells during the six months ended June 30, 1998. The decreases in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998 and (ii) the sale of several wells during 1997. Average oil and gas prices decreased to $13.46 per barrel and $2.23 per Mcf, respectively, for the six months ended June 30, 1998 from $20.35 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $110,636 (27.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in both production taxes associated with the decrease in oil and gas sales and lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.2% for the six months ended June 30, 1998 from 22.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $213,977 (44.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 23.7% for the six months ended June 30, 1998 from 26.0% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves discussed above.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 during the six months ended June 30, 1997. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at June 30, 1997 and $1,432,362 was related to impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-A Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.4% for the six months ended June 30, 1998 from 8.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $24,585,701  or  93.14%  of  Limited   Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $304,200         $501,249
      Oil and gas production expenses             $113,025         $115,528
      Barrels produced                               8,637            9,601
      Mcf produced                                  91,166          138,193
      Average price/Bbl                           $  12.68         $  19.08
      Average price/Mcf                           $   2.14         $   2.30

      As shown in the table above, total oil and gas sales decreased $197,049 (39.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $108,000 was related to a decrease in volumes of gas sold and approximately $55,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 964 barrels and 47,027 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on three significant wells during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998, (ii) the sale of several wells in 1997, and (iii) positive prior period volume adjustments made by a purchaser on one significant well during the three months ended June 30, 1997. Average oil and gas prices decreased to $12.68 per barrel and $2.14 per Mcf, respectively, for the three months ended June 30, 1998 from $19.08 per barrel and $2.30 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,503 (2.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in both production taxes associated with the decrease in oil and gas sales and lease operating expenses associated with the decrease in volumes of oil and gas sold. These decreases were partially offset by (i) an increase in general repair and maintenance expenses on several wells during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) positive prior period ad valorem tax adjustments on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 37.2% for the three months ended June 30, 1998 from 23.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $60,859 (44.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.8% for the three months ended June 30, 1998 from 27.2% for the three months ended June 30, 1997. The percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves discussed above.

      General and administrative expenses decreased $5,860 (13.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.6% for the three months ended June 30, 1998 from 8.8% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $690,483       $1,094,356
      Oil and gas production expenses             $184,685       $  243,812
      Barrels produced                              18,645           19,258
      Mcf produced                                 197,037          280,208
      Average price/Bbl                           $  13.88       $    20.45
      Average price/Mcf                           $   2.19       $     2.50

      As shown in the table above, total oil and gas sales decreased $403,873 (36.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $208,000 was related to a decrease in volumes of gas sold and approximately $123,000 and $61,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 613 barrels and 83,171 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998, (ii) the sale of several wells in 1997, and (iii) positive prior period volume adjustments made by a purchaser on one significant well during the six months ended June 30, 1997. Average oil and gas prices decreased to $13.88 per barrel and $2.19 per Mcf, respectively, for the six months ended June 30, 1998 from $20.45 per barrel and $2.50 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,127 (24.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the sale of several wells in 1997, and (iii) the refund of prior period lease operating expenses by the operator on one significant well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 26.7% for the six months ended June 30, 1998 from 22.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,502 (40.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 23.6% for the six months ended June 30, 1998 from 25.2% for the six months ended June 30, 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 during the six months ended June 30, 1997. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.5% for the six months ended June 30, 1998 from 7.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $14,338,353  or  103.65%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $553,291         $658,254
      Oil and gas production expenses             $175,783         $155,551
      Barrels produced                               5,887            6,448
      Mcf produced                                 278,152          268,585
      Average price/Bbl                           $  13.01         $  20.11
      Average price/Mcf                           $   1.71         $   1.97

      As shown in the table above, total oil and gas sales decreased $104,963 (15.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $42,000 and $71,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $11,000 was related to a decrease in the volumes of oil sold. These decreases were partially offset by an increase of approximately $19,000 due to an increase in the volumes of gas sold. Volumes of oil sold decreased 561 barrels, while volumes of gas sold increased 9,567 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Average oil and gas prices decreased to $13.01 per barrel and $1.71 per Mcf, respectively, for the three months ended June 30, 1998 from $20.11 per barrel and $1.97 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-C Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $238,632 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the III-C Partnership recognizing similar gains totaling $59,929.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $20,232 (13.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from (i) an increase in general repair and maintenance expenses on one significant well during the three months ended June 30, 1998 and (ii) positive prior period ad valorem tax adjustments on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 31.8% for the three months ended June 30, 1998 from 23.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and decreases in the average prices of oil and gas sold for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,059 (19.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 26.2% for the three months ended June 30, 1998 from 27.5% for the three months ended June 30, 1997.

      General and administrative expenses decreased $9,276 (12.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 1998 from 11.7% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,234,156       $1,600,086
      Oil and gas production expenses           $  329,412       $  372,887
      Barrels produced                              12,794           13,182
      Mcf produced                                 535,813          579,067
      Average price/Bbl                         $    14.55       $    20.79
      Average price/Mcf                         $     1.96       $     2.29

      As shown in the above table, total oil and gas sales decreased $365,930 (22.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $80,000 and $177,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $99,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 388 barrels and 43,254 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $14.55 per barrel and $1.96 per

      Mcf, respectively, for the six months ended June 30, 1998 from $20.79 per barrel and $2.29 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-C Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $405,333 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the III-C Partnership recognizing similar gains totaling $55,672.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,475 (11.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in both production taxes associated with the decrease in oil and gas sales and lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.7% for the six months ended June 30, 1998 from 23.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $104,410 (27.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997 and decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense decreased to 22.9% for the six months ended June 30, 1998 from 24.2% for the six months ended June 30, 1997.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,417 during the six months ended June 30, 1997. Of this amount, $234,271 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,146 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-C Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $5,518 (3.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 12.4% for the six months ended June 30, 1998 from 9.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $16,293,795  or  66.63%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $434,401         $490,474
      Oil and gas production expenses             $160,401         $179,694
      Barrels produced                               8,409            9,513
      Mcf produced                                 191,222          176,235
      Average price/Bbl                           $  11.29         $  18.85
      Average price/Mcf                           $   1.78         $   1.77

      As shown in the table above, total oil and gas sales decreased $56,073 (11.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $21,000 was related to a decrease in the volumes of oil sold and approximately $64,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $27,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 1,104 barrels, while volumes of gas sold increased 14,987 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on several wells during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Average oil prices decreased to $11.29 per barrel for the three months ended June 30, 1998 from $18.85 per barrel for the three months ended June 30, 1997. Average gas prices remained relatively constant at $1.78 per Mcf for the three months ended June 30, 1998 and $1.77 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $34,618 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the III-D Partnership recognizing similar gains totaling $18,488.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,293 (10.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above and workover expenses incurred on one significant well during the three months ended June 30, 1997. As a percentage of oil and gas sales this expense remained relatively constant at 36.9% for the three months ended June 30, 1998 and 36.6% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,698 (21.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from an upward revision in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 18.6% for the three months ended June 30, 1998 from 20.9% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $5,619 (13.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.4% for the three months ended June 30, 1998 and 8.5% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $912,164       $1,261,524
      Oil and gas production expenses             $338,169       $  414,476
      Barrels produced                              20,292           21,955
      Mcf produced                                 348,599          362,492
      Average price/Bbl                           $  12.63       $    20.42
      Average price/Mcf                           $   1.88       $     2.24

      As shown in the table above, total oil and gas sales decreased $349,360 (27.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $158,000 and $126,000, respectively, were related to decreases in the average prices of oil and gas sold, and approximately $34,000 and $31,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,663 barrels and 13,893 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $12.63 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1998 from $20.42 per barrel and $2.24 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $58,772 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the III-D Partnership recognizing similar gains totaling $20,468.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $74,307 (18.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above and workover expenses incurred on one well during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 37.1% for the six months ended June 30, 1998 from 32.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59,889 (27.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 17.3% for the six months ended June 30, 1998 and 17.2% for the six months ended June 30, 1997.

      The III-D Partnership recognized a non-cash charge against earnings of $932,243 during the six months ended June 30, 1997. Of this amount, $485,820 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $446,423 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-D Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $3,184 (3.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 9.0% for the six months ended June 30, 1998 from 6.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $8,036,669  or  61.34%  of  Limited   Partners'   capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,848,422       $2,106,131
      Oil and gas production expenses           $  924,126       $1,025,382
      Barrels produced                              55,248           53,422
      Mcf produced                                 608,497          585,780
      Average price/Bbl                         $    11.07       $    18.22
      Average price/Mcf                         $     2.03       $     1.93

      As shown in the table above, total oil and gas sales decreased $257,709 (12.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $395,000 was related to a decrease in the average price of oil sold. This decrease was partially offset by increases of approximately $33,000 and $ 44,000, respectively, related to increases in volumes of oil and gas sold and approximately $61,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 1,826 barrels and 22,717 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase in volumes of oil sold resulted primarily from positive prior period volume adjustments made by a purchaser on one significant well during the three months ended June 30, 1998. This increase in volumes of oil sold was partially offset by decreases which resulted primarily from normal declines in production due to diminished reserves on several wells. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by purchasers on three significant wells during the three months ended June 30, 1998. This increase in volumes of gas sold was partially offset by decreases which resulted primarily from normal declines in production due to diminished reserves on several wells and positive prior period volume adjustments made by a purchaser on one significant well during the three months ended June 30, 1997. The average oil price decreased to $11.07 per barrel for the three months ended June 30, 1998 from $18.22 per barrel for the three months ended June 30, 1997. The average gas price increased to $2.03 per Mcf for the three months ended June 30, 1998 from $1.93 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $101,256 (9.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 50.0% for the three months ended June 30, 1998 from 48.7% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $130,933 (29.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 16.7% for the three months ended June 30, 1998 as compared to 20.9% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $18,201 (13.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.3% for the three months ended June 30, 1998 and 6.4% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.
                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $3,621,740       $5,036,109
      Oil and gas production expenses           $1,771,568       $2,157,837
      Barrels produced                             119,944          127,241
      Mcf produced                               1,121,898        1,153,345
      Average price/Bbl                         $    12.24       $    20.22
      Average price/Mcf                         $     1.92       $     2.14

      As shown in the table above, total oil and gas sales decreased $1,414,369 (28.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $148,000 was related to a decrease in volumes of gas sold and approximately $957,000 and $247,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,297 barrels and 31,447 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold was primarily a result of normal declines in production due to diminished reserves on several wells and positive prior period volume adjustments made by a purchaser on one significant well during the six months ended June 30, 1997. These decreases were partially offset by positive prior period volume adjustments made by purchasers on three significant wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $12.24 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998 from $20.22 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $386,249 (17.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (iii) workover expenses incurred on three significant wells during the six months ended June 30, 1997 in order to improve the recovery of reserves, and (iv) the shutting-in of one significant well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 48.9% for the six months ended June 30, 1998 from 42.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $324,997 (35.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 16.7% for the six months ended June 30, 1998 from 18.5% for the six months ended June 30, 1997.

      The III-E Partnership recognized a non-cash charge against earnings of $2,893,438 during the six months ended June 30, 1997. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at June 30, 1997 and $850,663 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses increased $4,109 (1.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 7.4% for the six months ended June 30, 1998 from 5.4% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $28,762,016  or  68.76%  of  Limited   Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $570,778         $691,158
      Oil and gas production expenses             $370,221         $285,718
      Barrels produced                              15,011           18,583
      Mcf produced                                 234,242          223,129
      Average price/Bbl                           $  12.14         $  18.86
      Average price/Mcf                           $   1.66         $   1.53

      As shown in the table above, total oil and gas sales decreased $120,380 (17.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $67,000 and $101,000, respectively, were related to decreases in the volumes and average prices of oil sold, which decreases were partially offset by increases of approximately $17,000 and $31,000, respectively, related to increases in the volumes and average prices of gas sold. Volumes of oil sold decreased by 3,572 barrels while volumes of gas sold increased 11,113 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) a positive prior period volume adjustment by a purchaser on one significant well during the three months ended June 30, 1997, (ii) the normal decline in production on one significant well due to diminished reserves during the three months ended June 30, 1998, and (iii) the sale of one significant well in 1997. Average oil prices decreased to $12.14 per barrel for the three months ended June 30, 1998 from $18.86 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.66 per Mcf for the three months ended June 30, 1998 from $1.53 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $84,503 (29.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from (i) workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to increase the recovery of reserves, (ii) increased general repair and maintenance expenses on one significant well during the three months ended June 30, 1998, and (iii) abandonment expenses on one significant well during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 64.9% for the three months ended June 30, 1998 from 41.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $106,498 (40.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 27.5% for the three months ended June 30, 1998 from 38.1% for the three months ended June 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $9,658 (13.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.7% for the three months ended June 30, 1998 and 10.3% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    1998            1997
                                                 ----------      ----------
      Oil and gas sales                          $1,235,009      $1,625,145
      Oil and gas production expenses            $  659,701      $  617,406
      Barrels produced                               30,973          34,978
      Mcf produced                                  443,012         470,113
      Average price/Bbl                          $    13.70      $    19.92
      Average price/Mcf                          $     1.83      $     1.98

      As shown in the table above, total oil and gas sales decreased $390,136 (24.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $80,000 and $54,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $192,000 and $64,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,005 barrels and 27,101 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment by a purchaser during the six months ended June 30, 1997 on one significant well, (ii) the normal decline in production on one significant well due to diminished reserves during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, and (iii) the shutting-in of one significant well during a portion of the six months ended June 30, 1998 in order to perform a workover to improve the recovery of reserves. Average oil and gas prices decreased to $13.70 per barrel and $1.83 per Mcf, respectively, for the six months ended June 30, 1998 from $19.92 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $28,061 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the III-F Partnership recognizing similar gains totaling $233.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $42,295 (6.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 53.4% for the six months ended June 30, 1998 from 38.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $230,975 (43.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.6% for the six months ended June 30, 1998 from 32.9% for the six months ended June 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 during the six months ended June 30, 1997. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $5,386 (3.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 11.2% for the six months ended June 30, 1998 from 8.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $10,729,904  or  48.45%  of  Limited   Partners'  capital
      contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $349,671         $434,013
      Oil and gas production expenses             $224,180         $182,425
      Barrels produced                              10,660           13,330
      Mcf produced                                 128,428          117,810
      Average price/Bbl                           $  12.17         $  18.99
      Average price/Mcf                           $   1.71         $   1.54

      As shown in the table above, total oil and gas sales decreased $84,342 (19.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $50,000 and $73,000, respectively, were related to decreases in the volumes and average prices of oil sold, which decreases were partially offset by increases of approximately $16,000 and $23,000, respectively, related to increases in the volumes and average prices of gas sold. Volumes of oil sold decreased by 2,670 barrels while volumes of gas sold increased by 10,618 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment by a purchaser during the three months ended June 30, 1997 on one significant well, (ii) a negative prior period volume adjustment by a purchaser during the three months ended June 30, 1998 on one significant well, and (iii) the normal decline in production on one significant well due to diminished reserves during the three months ended June 30, 1998. Average oil prices decreased to $12.17 per barrel for the three months ended June 30, 1998 from $18.99 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.71 per Mcf for the three months ended June 30, 1998 from $1.54 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $1,415 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the III-G Partnership recognizing similar gains totaling $4,943.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $41,755 (22.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from (i) workover expenses incurred on several wells during the three months ended June 30, 1998 in order to increase the recovery of reserves and (ii) an increase in general repair and maintenance expenses on a significant salt water disposal well during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 64.1% for the three months ended June 30, 1998 from 42.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,168 (34.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 27.6% for the three months ended June 30, 1998 from 34.0% for the three months ended June 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $5,358 (13.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.7% for the three months ended June 30, 1998 and 9.0% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $745,490       $1,007,130
      Oil and gas production expenses             $413,389       $  397,610
      Barrels produced                              22,016           25,390
      Mcf produced                                 241,343          249,707
      Average price/Bbl                           $  13.66       $    20.01
      Average price/Mcf                           $   1.84       $     2.00

      As shown in the table above, total oil and gas sales decreased $261,640 (26.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $67,000 and $17,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $140,000 and $38,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,374 barrels and 8,364 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment during the six months ended June 30, 1997 on one significant well, (ii) a negative prior period volume adjustment by a purchaser during the six months ended June 30, 1998 on one significant well, and (iii) the normal decline in production on one significant well due to diminished reserves during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.66 per barrel and $1.84 per Mcf, respectively, for the six months ended June 30, 1998 from $20.01 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the six months ended June 30, 1998 recognized a $23,189 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the III-G Partnership recognizing similar gains totaling $4,943.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,779 (4.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from (i) workover expenses incurred on several wells during the six months ended June 30, 1998 in order to increase the recovery of reserves and (ii) an increase in general repair and maintenance expenses on a significant salt water disposal well during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, which increases were partially offset by the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 55.5% for the six months ended June 30, 1998 from 39.5% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,854 (37.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 25.1% for the six months ended June 30, 1998 from 29.8% for the six months ended June 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 during the six months ended June 30, 1997. Of this amount, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-G Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $3,015 (3.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 10.2% for the six months ended June 30, 1998 from 7.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $5,623,287  or  46.12%  of  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 1998              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 1998              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.