Form 10-Q
period 1998-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1998-11-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  324,860       $  522,371
   Accounts receivable:
      Oil and gas sales                           265,218          524,541
      Other                                             -              308
                                               ----------       ----------
        Total current assets                   $  590,078       $1,047,220

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,293,475        2,669,949

DEFERRED CHARGE                                   199,722          199,722
                                               ----------       ----------
                                               $3,083,275       $3,916,891
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   30,865       $   39,622
   Gas imbalance payable                           38,418           38,418
                                               ----------       ----------
        Total current liabilities              $   69,283       $   78,040

ACCRUED LIABILITY                              $   51,905       $   51,905

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  209,906)     ($  198,271)
   Limited Partners, issued and
      outstanding, 263,976 units                3,171,993        3,985,217
                                               ----------       ----------
        Total Partners' capital                $2,962,087       $3,786,946
                                               ----------       ----------
                                               $3,083,275       $3,916,891
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $428,407          $712,026
   Interest income                                 3,436             9,002
   Loss on sale of oil and gas
      properties                               (      81)        (     387)
                                                --------          --------
                                                $431,762          $720,641

COSTS AND EXPENSES:
   Lease operating                              $103,106          $ 76,887
   Production tax                                 37,047            54,458
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 113,924           205,936
   General and administrative
      (Note 2)                                    75,481            74,192
                                                --------          --------
                                                $329,558          $411,473
                                                --------          --------

NET INCOME                                      $102,204          $309,168
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,495          $ 23,246
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 92,709          $285,922
                                                ========          ========
NET INCOME per unit                             $    .35          $   1.08
                                                ========          ========
UNITS OUTSTANDING                                263,976           263,976
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,573,580        $2,578,627
   Interest income                                14,033            22,480
   Gain (loss) on sale of oil and
      gas properties                              19,960       (    10,842)
                                              ----------        ----------
                                              $1,607,573        $2,590,265

COSTS AND EXPENSES:
   Lease operating                            $  313,761        $  338,876
   Production tax                                125,983           202,696
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 385,298           691,287
   Impairment provision                                -         1,617,006
   General and administrative
      (Note 2)                                   239,914           238,929
                                              ----------        ----------
                                              $1,064,956        $3,088,794
                                              ----------        ----------

NET INCOME (LOSS)                             $  542,617       ($  498,529)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   41,841        $   66,281
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  500,776       ($  564,810)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     1.90       ($     2.14)
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  542,617       ($  498,529)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               385,298           691,287
      Impairment provision                             -         1,617,006
      (Gain) loss on sale of oil and
        gas properties                       (    19,960)           10,842
      Decrease in accounts receivable -
        oil and gas sales                        259,323           183,710
      Decrease in accounts receivable -
        other                                        308                 -
      Decrease in accounts payable           (     8,757)      (    16,170)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,158,829        $1,988,146
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   12,261)      ($   36,054)
   Proceeds from sale of oil and
      gas properties                              23,397           519,917
                                              ----------        ----------
Net cash provided by investing
   activities                                 $   11,136        $  483,863
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,367,476)      ($2,545,334)
                                              ----------        ----------
Net cash used by financing activities        ($1,367,476)      ($2,545,334)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  197,511)      ($   73,325)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           522,371           610,116
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  324,860        $  536,791
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  189,312        $  305,288
   Accounts receivable:
      Oil and gas sales                          163,539           307,724
      Other                                            -               130
                                              ----------        ----------
        Total current assets                  $  352,851        $  613,142

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,279,680         1,499,148

DEFERRED CHARGE                                  136,296           136,296
                                              ----------        ----------
                                              $1,768,827        $2,248,586
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   22,908        $   19,432
   Gas imbalance payable                           6,676             6,676
                                              ----------        ----------
        Total current liabilities             $   29,584        $   26,108

ACCRUED LIABILITY                             $   28,494        $   28,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   89,808)      ($   97,840)
   Limited Partners, issued and
      outstanding, 138,336 units               1,800,557         2,291,824
                                              ----------        ----------
        Total Partners' capital               $1,710,749        $2,193,984
                                              ----------        ----------
                                              $1,768,827        $2,248,586
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $267,275          $428,266
   Interest income                                 1,496             4,890
   Gain (loss) on sale of oil
      and gas properties                          32,404         (     159)
                                                --------          --------
                                                $301,175          $432,997

COSTS AND EXPENSES:
   Lease operating                              $ 75,619          $ 52,059
   Production tax                                 22,144            32,868
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,199           118,845
   General and administrative
      (Note 2)                                    39,561            38,884
                                                --------          --------
                                                $208,523          $242,656
                                                --------          --------

NET INCOME                                      $ 92,652          $190,341
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 23,641          $ 14,026
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 69,011          $176,315
                                                ========          ========
NET INCOME per unit                             $    .50          $   1.27
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                            $957,758        $1,522,622
   Interest income                                 7,386            12,551
   Gain (loss) on sale of oil
      and gas properties                          33,219       (     7,832)
                                                --------        ----------
                                                $998,363        $1,527,341

COSTS AND EXPENSES:
   Lease operating                              $206,566        $  210,321
   Production tax                                 75,882           118,418
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 234,406           394,554
   Impairment provision                                -           738,122
   General and administrative
      (Note 2)                                   125,695           125,331
                                                --------        ----------
                                                $642,549        $1,586,746
                                                --------        ----------

NET INCOME (LOSS)                               $355,814       ($   59,405)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 85,081        $   41,709
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $270,733       ($  101,114)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.96       ($      .73)
                                                ========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $355,814       ($   59,405)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               234,406           394,554
      Impairment provision                             -           738,122
      (Gain) loss on sale of oil and
        gas properties                         (  33,219)            7,832
      Decrease in accounts receivable -
        oil and gas sales                        144,185           102,791
      Decrease in accounts receivable -
        other                                        130                 -
      Increase in accounts payable                 3,476             9,737
                                                --------        ----------
Net cash provided by operating
   activities                                   $704,792        $1,193,631
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 15,746)      ($   41,925)
   Proceeds from sale of oil and
      gas properties                              34,027           252,459
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 18,281        $  210,534
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($839,049)      ($1,482,217)
                                                --------        ----------
Net cash used by financing activities          ($839,049)      ($1,482,217)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($115,976)      ($   78,052)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           305,288           376,603
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $189,312        $  298,551
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  450,530        $  540,911
   Accounts receivable:
      Oil and gas sales                          317,631           497,683
      Other                                            -                54
                                              ----------        ----------
        Total current assets                  $  768,161        $1,038,648

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,077,954         3,442,631

DEFERRED CHARGE                                   86,649            86,649
                                              ----------        ----------
                                              $3,932,764        $4,567,928
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   43,029        $   53,049
   Gas imbalance payable                          30,493            30,493
                                              ----------        ----------
        Total current liabilities             $   73,522        $   83,542

ACCRUED LIABILITY                             $  142,828        $  142,828

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  178,511)      ($  171,438)
   Limited Partners, issued and
      outstanding, 244,536 units               3,894,925         4,512,996
                                              ----------        ----------
        Total Partners' capital               $3,716,414        $4,341,558
                                              ----------        ----------
                                              $3,932,764        $4,567,928
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $580,014        $633,934
   Interest income                                 5,122           5,071
   Gain on sale of oil and gas
      properties                                  34,561          17,697
                                                --------        --------
                                                $619,697        $656,702

COSTS AND EXPENSES:
   Lease operating                              $125,358        $102,256
   Production tax                                 44,123          46,589
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 156,876         176,829
   General and administrative
      (Note 2)                                    69,936          68,732
                                                --------        --------
                                                $396,293        $394,406
                                                --------        --------

NET INCOME                                      $223,404        $262,296
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 17,189        $ 19,934
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $206,215        $242,362
                                                ========        ========
NET INCOME per unit                             $    .84        $    .99
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,814,170        $2,234,020
   Interest income                                16,071            15,763
   Gain on sale of oil and gas
      properties                                 439,894            73,369
                                              ----------        ----------
                                              $2,270,135        $2,323,152

COSTS AND EXPENSES:
   Lease operating                            $  366,067        $  354,901
   Production tax                                132,826           166,831
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 439,682           564,045
   Impairment provision                                -         1,696,417
   General and administrative
      (Note 2)                                   222,389           226,703
                                              ----------        ----------
                                              $1,160,964        $3,008,897
                                              ----------        ----------

NET INCOME (LOSS)                             $1,109,171       ($  685,745)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   72,242        $   55,343
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $1,036,929       ($  741,088)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     4.24       ($     3.03)
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $1,109,171       ($  685,745)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               439,682           564,045
      Impairment provision                             -         1,696,417
      Gain on sale of oil and gas
        properties                           (   439,894)      (    73,369)
      Decrease in accounts receivable -
        oil and gas sales                        180,052           182,407
      Decrease in accounts receivable -
        General Partner                                -            31,764
     Decrease in accounts receivable -
        other                                         54                 -
      Decrease in accounts payable           (    10,020)      (    21,392)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,279,045        $1,694,127
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  118,032)      ($   69,357)
   Proceeds from sale of oil and
      gas properties                             482,921           166,430
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  364,889        $   97,073
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,734,315)      ($1,968,847)
                                              ----------        ----------
Net cash used by financing activities        ($1,734,315)      ($1,968,847)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($   90,381)      ($  177,647)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           540,911           537,233
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  450,530        $  359,586
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  257,201        $  298,964
   Accounts receivable:
      Oil and gas sales                          244,782           361,775
                                              ----------        ----------
        Total current assets                  $  501,983        $  660,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,017,210         2,211,248

DEFERRED CHARGE                                   18,875            18,875
                                              ----------        ----------
                                              $2,538,068        $2,890,862
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   45,846        $  114,286
                                              ----------        ----------
        Total current liabilities             $   45,846        $  114,286

ACCRUED LIABILITY                             $  201,934        $  201,934

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   66,664)      ($   62,091)
   Limited Partners, issued and
      outstanding, 131,008 units               2,356,952         2,636,733
                                              ----------        ----------
        Total Partners' capital               $2,290,288        $2,574,642
                                              ----------        ----------
                                              $2,538,068        $2,890,862
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $436,235          $472,603
   Interest income                                 2,462             3,042
   Gain (loss) on sale of oil
      and gas properties                       (   2,126)            3,234
                                                --------          --------
                                                $436,571          $478,879

COSTS AND EXPENSES:
   Lease operating                              $146,240          $149,391
   Production tax                                 29,981            35,345
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  87,437            99,845
   General and administrative
      (Note 2)                                    37,465            36,823
                                                --------          --------
                                                $301,123          $321,404
                                                --------          --------

NET INCOME                                      $135,448          $157,475
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 10,147          $ 11,715
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $125,301          $145,760
                                                ========          ========
NET INCOME per unit                             $    .96          $   1.11
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,348,399        $1,734,127
   Interest income                                 7,232             9,459
   Gain on sale of oil and
      gas properties                              56,646            23,702
                                              ----------        ----------
                                              $1,412,277        $1,767,288

COSTS AND EXPENSES:
   Lease operating                            $  424,713        $  474,265
   Production tax                                 89,677           124,947
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 245,005           317,302
   Impairment provision                                -           932,243
   General and administrative
      (Note 2)                                   119,558           122,100
                                              ----------        ----------
                                              $  878,953        $1,970,857
                                              ----------        ----------

NET INCOME (LOSS)                             $  533,324       ($  203,569)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   36,105        $   39,330
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  497,219       ($  242,899)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     3.80       ($     1.85)
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $533,324       ($  203,569)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               245,005           317,302
      Impairment provision                             -           932,243
      Gain on sale of oil and gas
        properties                             (  56,646)      (    23,702)
      Decrease in accounts receivable -
        oil and gas sales                        116,993           106,588
      Increase in accounts receivable -
        General Partner                                -       (     1,314)
      Decrease in accounts payable             (  68,440)      (    62,159)
                                                --------        ----------
Net cash provided by operating
   activities                                   $770,236        $1,065,389
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 58,841)      ($      670)
   Proceeds from sale of oil and
      gas properties                              64,520            25,103
                                                --------        ----------
Net cash provided by investing
   activities                                   $  5,679        $   24,433
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($817,678)      ($1,151,841)
                                                --------        ----------
Net cash used by financing activities          ($817,678)      ($1,151,841)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 41,763)      ($   62,019)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           298,964           319,245
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $257,201        $  257,226
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                          September 30,       December 31,
                                             1998                1997
                                          -------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents               $  844,238          $ 1,114,574
   Accounts receivable:
      Oil and gas sales                       752,448            1,361,797
                                           ----------          -----------
        Total current assets               $1,596,686          $ 2,476,371

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                           7,824,708            8,716,929

DEFERRED CHARGE                               204,087              204,087
                                           ----------          -----------
                                           $9,625,481          $11,397,387
                                           ==========          ===========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                        $  290,493          $   693,518
   Gas imbalance payable                      142,749              142,749
                                           ----------          -----------
        Total current liabilities          $  433,242          $   836,267

ACCRUED LIABILITY                          $  320,943          $   320,943

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($  227,720)        ($   209,050)
   Limited Partners, issued and
      outstanding, 418,266 units            9,099,016           10,449,227
                                           ----------          -----------
        Total Partners' capital            $8,871,296          $10,240,177
                                           ----------          -----------
                                           $9,625,481          $11,397,387
                                           ==========          ===========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,373,883        $1,878,608
   Interest income                                10,200            11,414
   Gain (loss) on sale of oil
      and gas properties                     (     1,063)              136
                                              ----------        ----------
                                              $1,383,020        $1,890,158

COSTS AND EXPENSES:
   Lease operating                            $  815,923        $  901,133
   Production tax                                 88,476           137,778
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 252,032           426,859
   General and administrative
      (Note 2)                                   119,580           117,537
                                              ----------        ----------
                                              $1,276,011        $1,583,307
                                              ----------        ----------

NET INCOME                                    $  107,009        $  306,851
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   14,922        $   31,846
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $   92,087        $  275,005
                                              ==========        ==========
NET INCOME per unit                           $      .22        $      .66
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,995,623        $6,914,717
   Interest income                                34,228            34,775
   Gain (loss) on sale of oil
      and gas properties                          36,098       (       174)
                                              ----------        ----------
                                              $5,065,949        $6,949,318

COSTS AND EXPENSES:
   Lease operating                            $2,336,628        $2,703,699
   Production tax                                339,339           493,049
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 856,678         1,356,502
   Impairment provision                                -         2,893,438
   General and administrative
      (Note 2)                                   386,625           388,691
                                              ----------        ----------
                                              $3,919,270        $7,835,379
                                              ----------        ----------

NET INCOME (LOSS)                             $1,146,679       ($  886,061)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   89,890        $  123,956
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $1,056,789       ($1,010,017)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     2.53       ($     2.41)
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $1,146,679       ($  886,061)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               856,678         1,356,502
      Impairment provision                             -         2,893,438
      (Gain) loss on sale of oil and
        gas properties                       (    36,098)              174
      Decrease in accounts receivable -
        oil and gas sales                        609,349           337,771
      Decrease in accounts payable           (   403,025)      (   274,960)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,173,583        $3,426,864
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    2,013)      ($   70,042)
   Proceeds from sale of oil and
      gas properties                              73,654             6,186
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $   71,641       ($   63,856)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,515,560)      ($3,675,634)
                                              ----------        ----------
Net cash used by financing activities        ($2,515,560)      ($3,675,634)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  270,336)      ($  312,626)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,114,574         1,243,143
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  844,238        $  930,517
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  360,339       $  541,382
   Accounts receivable:
      Oil and gas sales                           232,583          472,746
      Other                                         9,631            9,631
                                               ----------       ----------
        Total current assets                   $  602,553       $1,023,759

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                3,148,912        3,604,665

DEFERRED CHARGE                                   124,393          124,393
                                               ----------       ----------
                                               $3,875,858       $4,752,817
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  137,564       $  165,963
   Gas imbalance payable                          119,864          119,864
                                               ----------       ----------
        Total current liabilities              $  257,428       $  285,827

ACCRUED LIABILITY                              $  159,275       $  159,275

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  161,590)     ($  146,427)
   Limited Partners, issued and
      outstanding, 221,484 units                3,620,745        4,454,142
                                               ----------       ----------
        Total Partners' capital                $3,459,155       $4,307,715
                                               ----------       ----------
                                               $3,875,858       $4,752,817
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $425,564          $656,490
   Interest income                                 4,484             5,029
   Gain (loss) on sale of oil
      and gas properties                       (     893)              113
                                                --------          --------
                                                $429,155          $661,632

COSTS AND EXPENSES:
   Lease operating                              $212,573          $295,930
   Production tax                                 27,874            37,135
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 119,141           268,417
   General and administrative
      (Note 2)                                    63,330            62,247
                                                --------          --------
                                                $422,918          $663,729
                                                --------          --------

NET INCOME (LOSS)                               $  6,237         ($  2,097)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  4,853          $ 10,380
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)            $  1,384         ($ 12,477)
                                                ========          ========
NET INCOME (LOSS) per unit                      $    .01         ($    .06)
                                                ========          ========
UNITS OUTSTANDING                                221,484           221,484
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,660,573        $2,281,635
   Interest income                                16,294            16,453
   Gain (loss) on sale of oil and
      gas properties                              27,168       (       120)
                                              ----------        ----------
                                              $1,704,035        $2,297,968

COSTS AND EXPENSES:
   Lease operating                            $  780,879        $  826,588
   Production tax                                119,269           123,883
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 423,084           803,335
   Impairment provision                                -         2,884,405
   General and administrative
      (Note 2)                                   201,107           205,410
                                              ----------        ----------
                                              $1,524,339        $4,843,621
                                              ----------        ----------

NET INCOME (LOSS)                             $  179,696       ($2,545,653)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   25,093        $   19,404
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  154,603       ($2,565,057)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $      .70       ($    11.58)
                                              ==========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  179,696       ($2,545,653)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               423,084           803,335
      Impairment provision                             -         2,884,405
      (Gain) loss on sale of oil and
        gas properties                       (    27,168)              120
      Decrease in accounts receivable -
        oil and gas sales                        240,163           204,866
      Decrease in accounts payable           (    28,399)      (    22,514)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  787,376        $1,324,559
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       $        -       ($   31,343)
   Proceeds from sale of oil and
      gas properties                              59,837             5,680
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $   59,837       ($   25,663)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,028,256)      ($1,397,658)
                                              ----------        ----------
Net cash used by financing activities        ($1,028,256)      ($1,397,658)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  181,043)      ($   98,762)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           541,382           504,658
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  360,339        $  405,896
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  187,952       $  351,163
   Accounts receivable:
      Oil and gas sales                           149,957          285,689
      General Partner                                   -           13,140
      Other                                         6,369            6,369
                                               ----------       ----------
        Total current assets                   $  344,278       $  656,361

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,879,582        2,141,289

DEFERRED CHARGE                                    75,406           75,406
                                               ----------       ----------
                                               $2,299,266       $2,873,056
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   80,202       $  101,925
   Gas imbalance payable                           59,607           59,607
                                               ----------       ----------
        Total current liabilities              $  139,809       $  161,532

ACCRUED LIABILITY                              $   89,310       $   89,310

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   94,404)     ($   85,608)
   Limited Partners, issued and
      outstanding, 121,925 units                2,164,551        2,707,822
                                               ----------       ----------
        Total Partners' capital                $2,070,147       $2,622,214
                                               ----------       ----------
                                               $2,299,266       $2,873,056
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $246,676          $398,505
   Interest income                                 2,339             3,501
   Gain (loss) on sale of oil
      and gas properties                       (      95)               31
                                                --------          --------
                                                $248,920          $402,037

COSTS AND EXPENSES:
   Lease operating                              $131,326          $186,212
   Production tax                                 15,587            21,738
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,620           147,446
   General and administrative
      (Note 2)                                    34,867            34,269
                                                --------          --------
                                                $253,400          $389,665
                                                --------          --------

NET INCOME (LOSS)                              ($  4,480)         $ 12,372
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  2,524          $  6,341
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($  7,004)         $  6,031
                                                ========          ========
NET INCOME (LOSS) per unit                     ($    .06)         $    .05
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  992,166        $1,405,635
   Interest income                                 9,097            10,893
   Gain on sale of oil and
      gas properties                              23,094             4,974
                                              ----------        ----------
                                              $1,024,357        $1,421,502

COSTS AND EXPENSES:
   Lease operating                            $  492,410        $  531,400
   Production tax                                 67,892            74,160
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 258,962           447,642
   Impairment provision                                -         1,449,404
   General and administrative
      (Note 2)                                   110,743           113,160
                                              ----------        ----------
                                              $  930,007        $2,615,766
                                              ----------        ----------

NET INCOME (LOSS)                             $   94,350       ($1,194,264)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   14,621        $   15,624
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $   79,729       ($1,209,888)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $      .65       ($     9.92)
                                              ==========        ==========
UNITS OUTSTANDING                                121,925           121,925
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $ 94,350       ($1,194,264)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               258,962           447,642
      Impairment provision                             -         1,449,404
      Gain on sale of oil and gas
        properties                             (  23,094)      (     4,974)
      Decrease in accounts receivable -
        oil and gas sales                        135,732           129,603
      Decrease in accounts receivable -
        General Partner                           13,140                 -
      Decrease in accounts payable             (  21,723)      (    14,422)
                                                --------        ----------
Net cash provided by operating
   activities                                   $457,367        $  812,989
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  7,883)      ($   26,510)
   Proceeds from sale of oil and
      gas properties                              33,722            12,848
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $ 25,839       ($   13,662)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($646,417)      ($  838,879)
                                                --------        ----------
Net cash used by financing activities          ($646,417)      ($  838,879)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($163,211)      ($   39,552)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           351,163           315,955
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $187,952        $  276,403
                                                ========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was necessary for the nine months ended September 30, 1998.

      The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $6,013                 $ 69,468
               III-B                  3,156                   36,405
               III-C                  5,583                   64,353
               III-D                  2,989                   34,476
               III-E                  9,510                  110,070
               III-F                  5,046                   58,284
               III-G                  2,782                   32,085

      During the nine months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $31,510                 $208,404
               III-B                 16,480                  109,215
               III-C                 29,330                  193,059
               III-D                 16,130                  103,428
               III-E                 56,415                  330,210
               III-F                 26,255                  174,852
               III-G                 14,488                   96,255

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of oil and gas properties. Proceeds received during the first quarter of 1998 were included in the Partnerships' cash distributions paid in May 1998, proceeds received during the second quarter of 1998 were included in the Partnerships' cash distributions paid in August 1998, and proceeds received during the third quarter of 1998 will be included in the Partnerships' cash distributions to be paid in November 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher
      ratio  of   operating   expenses  as  compared  to  reserves   than  the
      Partnerships' remaining properties.

      The Partnerships will terminate on the following dates in accordance with their partnership agreements.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998            1997
                                                  --------        --------
      Oil and gas sales                           $428,407        $712,026
      Oil and gas production expenses             $140,153        $131,345
      Barrels produced                               7,908           9,074
      Mcf produced                                 168,184         238,355
      Average price/Bbl                           $  11.93        $  19.21
      Average price/Mcf                           $   1.99        $   2.26

      As shown in the above table, total oil and gas sales decreased $283,619 (39.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $158,000 was related to a decrease in volumes of gas sold and approximately $58,000 and $45,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,166 barrels and 70,171 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminishing reserves on several wells and the sale of several wells in 1997 and 1998. Average oil and gas prices decreased to $11.93 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1998 from $19.21 per barrel and $2.26 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,808 (6.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves and positive ad valorem tax adjustments on four wells during the three months ended September 30, 1998. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 32.7% for the three months ended September 30, 1998 from 18.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in production expenses and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $92,012 (44.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 26.6% for the three months ended September 30, 1998 from 28.9% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,289 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended September 30, 1998 from 10.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,573,580       $2,578,627
      Oil and gas production expenses           $  439,744       $  541,572
      Barrels produced                              27,025           30,701
      Mcf produced                                 567,122          798,664
      Average price/Bbl                         $    13.01       $    20.01
      Average price/Mcf                         $     2.15       $     2.46

      As shown in the above table, total oil and gas sales decreased $1,005,047 (39.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $569,000 was related to a decrease in the volumes of gas sold and approximately $189,000 and $173,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,676 barrels and 231,542 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several significant wells. The decrease in the volumes of gas sold resulted primarily from normal declines in production due to diminishing reserves on several wells and the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $13.01 per barrel and $2.15 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.01 per barrel and $2.46 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $101,828 (18.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 27.9% for the nine months ended September 30, 1998 from 21.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $305,989 (44.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.5% for the nine months ended September 30, 1998 from 26.8% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 during the nine months ended September 30, 1997. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,432,362 was related to impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-A Partnerships' partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.2% for the nine months ended September 30, 1998 from 9.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $24,878,701 or 94.25% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $267,275         $428,266
      Oil and gas production expenses             $ 97,763         $ 84,927
      Barrels produced                               7,848            8,405
      Mcf produced                                  87,673          120,161
      Average price/Bbl                           $  12.54         $  19.16
      Average price/Mcf                           $   1.93         $   2.22

      As shown in the table above, total oil and gas sales decreased $160,991 (37.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $11,000 and $72,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $52,000 and $26,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 557 barrels and 32,488 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminishing reserves on several wells, (ii) the sale of several wells in 1997 and 1998, and (iii) the receipt of an increased percentage of sales during the three months ended September 30, 1997 on one well due to an underproduced gas balancing position in that well. Average oil and gas prices decreased to $12.54 per barrel and $1.93 per Mcf, respectively, for the three months ended September 30, 1998 from $19.16 per barrel and

      $2.22 per Mcf, respectively, for the three months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-B Partnership sold certain oil and gas properties during the three months ended September 30, 1998 and recognized a $32,404 gain on such sales. Similar sales during the three months ended September 30, 1997 resulted in the III-B Partnership recognizing a loss totaling $159.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,836 (15.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from workover expenses incurred on two wells during the three months ended September 30, 1998. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.6% for the three months ended September 30, 1998 from 19.8% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and the dollar increase in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $47,646 (40.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 26.6% for the three months ended September 30, 1998 from 27.8% for the three months ended September 30, 1997.

      General and administrative expenses increased $677 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.8% for the three months ended September 30, 1998 from 9.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The III-B Partnership achieved payout during the first quarter of 1998. After payout, operations and revenues for the III-B Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 15% to the General Partner and 85% to the Limited Partners. (Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners). See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion of pre and post payout allocations of income and expense.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $957,758       $1,522,622
      Oil and gas production expenses             $282,448       $  328,739
      Barrels produced                              26,493           27,663
      Mcf produced                                 284,710          400,369
      Average price/Bbl                           $  13.48       $    20.06
      Average price/Mcf                           $   2.11       $     2.42

      As shown in the table above, total oil and gas sales decreased $564,864 (37.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $280,000 was related to a decrease in the volumes of gas sold and approximately $174,000 and $88,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,170 barrels and 115,659 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in the volumes of gas sold resulted primarily from the sale of several wells in 1997 and normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $13.48 per barrel and $2.11 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.06 per barrel and $2.42 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-B Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $33,219 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the III-B Partnership recognizing a loss totaling $7,832.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,291 (14.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) the sale of several wells in 1997 and 1998, and (iii) the refund of prior period lease operating expenses during the nine months ended September 30, 1998 by the operator of one well. These decreases were partially offset by workover expenses incurred on one significant well during the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 29.5% for the nine months ended September 30, 1998 from 21.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $160,148 (40.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.5% for the nine months ended September 30, 1998 from 25.9% for the nine months ended September 30, 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 during the nine months ended September 30, 1997. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the impairment of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.1% for the nine months ended September 30, 1998 from 8.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The III-B Partnership achieved payout during the nine months ended September 30, 1998. After payout, operations and revenues for the III-B Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 15% to the General Partner and 85% to the Limited Partners. (Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners). See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $14,479,353 or 104.67% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $580,014         $633,934
      Oil and gas production expenses             $169,481         $148,845
      Barrels produced                               5,424            6,175
      Mcf produced                                 307,257          263,504
      Average price/Bbl                           $  14.00         $  19.01
      Average price/Mcf                           $   1.64         $   1.96

      As shown in the table above, oil and gas sales decreased $53,920 (8.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $14,000 was related to a decrease in the volumes of oil sold and approximately $27,000 and $98,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $86,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 751 barrels, while volumes of gas sold increased 43,753 Mcf for the three months ended September 30, 1998 as compared to the three months ended

      September 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells. The increase in the volumes of gas sold resulted primarily from the successful recompletion of one significant well during early 1998. Average oil and gas prices decreased to $14.00 per barrel and $1.64 per Mcf, respectively, for the three months ended September 30, 1998 from $19.01 per barrel and $1.96 per Mcf, respectively, for the three months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-C Partnership sold certain oil and gas properties during the three months ended September 30, 1998 and recognized a $34,561 gain on such sales. Similar sales during the three months ended September 30, 1997 resulted in the III-C Partnership recognizing gains totaling $17,697.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $20,636 (13.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from (i) an increase in general repair and maintenance expenses on several wells during the three months ended September 30, 1998 and (ii) a non-recurring increase in compression expenses on one significant well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 29.2% for the three months ended September 30, 1998 from 23.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in production expenses and decreases in the average prices of oil and gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,953 (11.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 27.0% for the three months ended September 30, 1998 and 27.9% for three months ended September 30, 1997.

      General and administrative expenses increased $1,204 (1.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.1% for the three months ended September 30, 1998 from 10.8% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,814,170       $2,234,020
      Oil and gas production expenses           $  498,893       $  521,732
      Barrels produced                              18,218           19,357
      Mcf produced                                 843,070          842,571
      Average price/Bbl                         $    14.38       $    20.22
      Average price/Mcf                         $     1.84       $     2.19

      As shown in the table above, oil and gas sales decreased $419,850 (18.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $106,000 and $292,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,139 barrels for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Volumes of gas sold increased 499 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Average oil and gas prices decreased to $14.38 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.22 per barrel and $2.19 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-C Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $439,894 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the III-C Partnership recognizing similar gains totaling $73,369.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,839 (4.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 27.5% for the nine months ended September 30, 1998 from 23.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $124,363 (22.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 24.2% for the nine months ended September 30, 1998 from 25.2% for the nine months ended September 30, 1997.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,417 during the nine months ended September 30, 1997. Of this amount, $234,271 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,146 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-C Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $4,314 (1.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.3% for the nine months ended September 30, 1998 from 10.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $16,798,795 or 68.70% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $436,235         $472,603
      Oil and gas production expenses             $176,221         $184,736
      Barrels produced                               8,152            9,749
      Mcf produced                                 212,093          168,424
      Average price/Bbl                           $  10.70         $  17.46
      Average price/Mcf                           $   1.65         $   1.80

      As shown in the table above, oil and gas sales decreased $36,368 (7.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $28,000 was related to a decrease in the volumes of oil sold and approximately $55,000 and $32,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $78,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 1,597 barrels, while volumes of gas sold increased 43,669 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells. The increase in the volumes of gas sold resulted primarily from the successful recompletion of one significant well during early 1998. Average oil and gas prices decreased to $10.70 per barrel and $1.65 per Mcf, respectively, for the three months ended September 30, 1998 from $17.46 per barrel and $1.80 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,515 (4.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 40.4% for the three months ended September 30, 1998 from 39.1% for the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,408 (12.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 20.0% for the three months ended September 30, 1998 from 21.1% for the three months ended September 30, 1997.

      General and administrative expenses increased $642 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.6% for the three months ended September 30, 1998 and 7.8% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,348,399       $1,734,127
      Oil and gas production expenses           $  514,390       $  599,212
      Barrels produced                              28,444           31,704
      Mcf produced                                 560,692          530,916
      Average price/Bbl                         $    12.08       $    19.51
      Average price/Mcf                         $     1.79       $     2.10

      As shown in the table above, oil and gas sales decreased $385,728 (22.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $64,000 was related to a decrease in the volumes of oil sold and approximately $211,000 and $173,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $63,000 relating to an increase in the volumes of gas sold. Volumes of oil sold decreased 3,260 barrels, while volumes of gas sold increased 29,776 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $12.08 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.51 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $56,646 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the III-D Partnership recognizing similar gains totaling $23,702.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $84,822 (14.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in workover expenses incurred on one significant unit during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 38.1% for the nine months ended September 30, 1998 from 34.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $72,297 (22.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 18.2% for the nine months ended September 30, 1998 and 18.3% for the nine months ended September 30, 1997.

      General and administrative expenses decreased $2,542 (2.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 8.9% for the nine months ended September 30, 1998 from 7.0% for the nine months ended September 30, 1997.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $8,272,669 or 63.15% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,373,883       $1,878,608
      Oil and gas production expenses           $  904,399       $1,038,911
      Barrels produced                              50,991           56,012
      Mcf produced                                 461,661          544,047
      Average price/Bbl                         $    10.47       $    17.24
      Average price/Mcf                         $     1.82       $     1.68

      As shown in the table above, total oil and gas sales decreased $504,725 (26.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $87,000 and $138,000 were related to decreases in the volumes of oil and gas sold, respectively, and approximately $345,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $65,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 5,021 barrels and 82,386 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1997 and the shutting-in of two significant wells for general repairs and maintenance during the three months ended September 30, 1998. The average oil price decreased to $10.47 per barrel for the three months ended September 30, 1998 from $17.24 per barrel for the three months ended September 30, 1997. The average gas price increased to $1.82 per Mcf for the three months ended September 30, 1998 from $1.68 per Mcf for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $134,512 (12.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in workover expenses incurred on one significant multi-well unit and on one significant well during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) credits received during the three months ended September 30, 1998 from the operator on one well for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 65.8% for the three months ended September 30, 1998 from 55.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $174,827 (41.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 18.3% for the three months ended September 30, 1998 from 22.7% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,043 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 8.7% for the three months ended September 30, 1998 from 6.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $4,995,623       $6,914,717
      Oil and gas production expenses           $2,675,967       $3,196,748
      Barrels produced                             170,935          183,253
      Mcf produced                               1,583,559        1,697,392
      Average price/Bbl                         $    11.71       $    19.30
      Average price/Mcf                         $     1.89       $     1.99

      As shown in the table above, total oil and gas sales decreased $1,919,094 (27.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $238,000 and $227,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $1,297,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 12,318 barrels and 113,833 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Average oil and gas prices decreased to $11.71 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.30 per barrel and $1.99 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $520,781 (16.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) a decrease in workover expenses incurred on one significant multi-well unit and two wells during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 53.6% for the nine months ended September 30, 1998 from 46.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

      Depreciation, depletion, and amortization of oil and gas properties decreased $499,824 (36.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 17.1% for the nine months ended September 30, 1998 from 19.6% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization.

      The III-E Partnership recognized a non-cash charge against earnings of $2,893,438 during the nine months ended September 30, 1997. Of this amount, $2,042,775 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $850,663 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 7.7% for the nine months ended September 30, 1998 from 5.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $29,557,016 or 70.67% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $425,564         $656,490
      Oil and gas production expenses             $240,447         $333,065
      Barrels produced                              11,651           14,744
      Mcf produced                                 176,592          252,745
      Average price/Bbl                           $  11.10         $  17.82
      Average price/Mcf                           $   1.68         $   1.56

      As shown in the table above, total oil and gas sales decreased $230,926 (35.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $55,000 and $119,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $78,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $21,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,093 barrels and 76,153 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by a purchaser on one significant well during the three months ended September 30, 1997 and (ii) a negative prior period volume adjustment made by a purchaser on another significant well during the three months ended September 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two significant wells during a portion of the three months ended September 30, 1998 in order to perform workovers to improve the recovery of reserves and (ii) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1997. Average oil prices decreased to $11.10 per barrel for the three months ended September 30, 1998 from $17.82 per barrel for the three months ended September 30, 1997. Average gas prices increased to $1.68 per Mcf for the three months ended September 30, 1998 from $1.56 per Mcf for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $92,618 (27.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on two significant wells during the three months ended September 30, 1997 in order to increase the recovery of reserves and (ii) the sale of one significant well during 1998. As a percentage of oil and gas sales, these expenses increased to 56.5% for the three months ended September 30, 1998 from 50.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $149,276 (55.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 28.0% for the three months ended September 30, 1998 from 40.9% for the three months ended September 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,083 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.9% for the three months ended September 30, 1998 from 9.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1998            1997
                                                 ----------      ----------
      Oil and gas sales                          $1,660,573      $2,281,635
      Oil and gas production expenses            $  900,148      $  950,471
      Barrels produced                               42,624          49,722
      Mcf produced                                  619,604         722,858
      Average price/Bbl                          $    12.99      $    19.30
      Average price/Mcf                          $     1.79      $     1.83

      As shown in the table above, total oil and gas sales decreased $621,062 (27.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $137,000 and $189,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $269,000 and $26,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,098 barrels and 103,254 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two significant wells during the nine months ended September 30, 1997, (ii) a negative prior period volume adjustment made by a purchaser on one significant well during the nine months ended September 30, 1998, and (iii) the normal decline in production on one significant well due to diminishing reserves. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two significant wells during a portion of the nine months ended September 30, 1998 in order to perform workovers to improve the recovery of reserves and (ii) the sale of one significant well during 1998. Average oil and gas prices decreased to $12.99 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.30 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $27,168 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the III-F Partnership recognizing losses totaling $120.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $50,323 (5.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 54.2% for the nine months ended September 30, 1998 from 41.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $380,251 (47.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 25.5% for the nine months ended September 30, 1998 from 35.2% for the nine months ended September 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization.

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 during the nine months ended September 30, 1997. Of this amount, $2,078,019 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $4,303 (2.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.1% for the nine months ended September 30, 1998 from 9.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $10,937,904 or 49.38% of Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $246,676         $398,505
      Oil and gas production expenses             $146,913         $207,950
      Barrels produced                               8,422           10,451
      Mcf produced                                  92,235          134,769
      Average price/Bbl                           $  11.17         $  17.74
      Average price/Mcf                           $   1.65         $   1.58

      As shown in the table above, total oil and gas sales decreased $151,829 (38.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $36,000 and $67,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $55,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 2,029 barrels and 42,534 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily (i) a positive prior period volume adjustment made by a purchaser on one significant well during the three months ended September 30, 1997 and (ii) a negative prior period volume adjustment made by a purchaser on another significant well during the three months ended September 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two significant wells during a portion of the three months ended September 30, 1998 in order to perform workovers to improve the recovery of reserves and (ii) positive prior period volume adjustments made by the purchasers on three significant wells during the three months ended September 30, 1997. Average oil prices decreased to $11.17 per barrel for the three months ended September 30, 1998 from $17.74 per barrel for the three months ended September 30, 1997. Average gas prices increased to $1.65 per Mcf for the three months ended September 30, 1998 from $1.58 per Mcf for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $61,037 (29.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on several wells during the three months ended September 30, 1997 in order to improve the recovery of reserves and (ii) the sale of one significant well during 1998. As a percentage of oil and gas sales, these expenses increased to 59.6% for the three months ended September 30, 1998 from 52.2% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $75,826 (51.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 29.0% for the three months ended September 30, 1998 from 37.0% for the three months ended September 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $598 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.1% for the three months ended September 30, 1998 from 8.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $992,166       $1,405,635
      Oil and gas production expenses             $560,302       $  605,560
      Barrels produced                              30,438           35,841
      Mcf produced                                 333,578          384,476
      Average price/Bbl                           $  12.97       $    19.35
      Average price/Mcf                           $   1.79       $     1.85

      As shown in the table above, total oil and gas sales decreased $413,469 (29.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $105,000 and $94,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $194,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 5,403 barrels and 50,898 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by a purchaser on one significant well during the nine months ended September 30, 1997, (ii) a negative prior period volume adjustment made by the purchasers on two significant wells during the nine months ended September 30, 1998, and
      (iii) the normal decline in production on one significant well due to diminishing reserves. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of two significant wells during a portion of the nine months ended September 30, 1998 in order to perform workovers to improve the recovery of reserves and (ii) the sale of one significant well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $12.97 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.35 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $23,094 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the III-G Partnership recognizing similar gains totaling $4,974.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $45,258 (7.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 56.5% for the nine months ended September 30, 1998 from 43.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $188,680 (42.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 26.1% for the nine months ended September 30, 1998 from 31.8% for the nine months ended September 30, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization.

      The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 during the nine months ended September 30, 1997. Of this amount, $1,010,738 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the III-G Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,417 (2.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 11.2% for the nine months ended September 30, 1998 from 8.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $5,743,287 or 47.11% of Limited Partners' capital contributions.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 1998            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 1998            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.