Form 10-K405
period 1998-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1999-02-24
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission File Number:
III-A: 0-18302; III-B: 0-18636; III-C: 0-18634; III-D: 0-18936
III-E: 0-19010; III-F: 0-19102; III-G: 0-19563


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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................24
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......24

PART II.....................................................................24
      ITEM 5.     MARKET  FOR  UNITS  AND  RELATED   LIMITED  PARTNER
                  MATTERS...................................................24
      ITEM 6.     SELECTED FINANCIAL DATA...................................28
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................36
      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................65
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............65
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................65

PART III....................................................................65
      ITEM 10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF THE GENERAL
                  PARTNER...................................................65
      ITEM 11.    EXECUTIVE COMPENSATION....................................66
      ITEM 12.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS
                  AND MANAGEMENT............................................75
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............77

PART IV.....................................................................78
      ITEM 14.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
                  REPORTS ON FORM 8-K.......................................78

      SIGNATURES............................................................83

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


      The General Partner currently serves as general partner of 29 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1999, Samson employed approximately 850 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

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

However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner intends to extend the term of the III-A, III-B, and III-C Partnerships for the first two-year extension period, but has not determined whether it intends to (i) further extend the term of such Partnerships or (ii) extend the term of any other Partnership.

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1998:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          El Paso Energy Marketing
                          Company ("El Paso")                  33.9%
                        Valero Industrial Gas L.P.
                          ("Valero")                           30.8%
                        Phibro Energy, Inc.
                          ("Phibro")                           17.0%

         III-B          El Paso                                26.7%
                        Valero                                 23.9%
                        Phibro                                 18.7%
                        Sun Refining & Marketing
                          Company                              14.4%

         III-C          El Paso                                55.5%

         III-D          El Paso                                54.9%
                        Eaglwing Trading, Inc.
                          ("Eaglwing")                         15.3%

         III-E          Eaglwing                               30.1%
                        El Paso                                12.6%

         III-F          El Paso                                28.3%

         III-G          El Paso                                24.5%


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


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.

ITEM 2. PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1998.

                              Well Statistics(1)
                            As of December 31, 1998

               Number of Gross Wells(2)            Number of Net Wells(3)
           ------------------------------    --------------------------------
 P/ship    Total     Oil     Gas   N/A(4)    Total     Oil     Gas     N/A(4)
--------   -----    -----    ---   ------    ------   ------   -----   ------
III-A        192      101     90    1        10.43     2.80     7.60    .03
III-B        141       70     70    1         6.69     3.09     3.59    .01
III-C        170       68    101    1        20.29    11.57     8.71    .01
III-D        205      141     62    2        14.85     8.80     6.01    .04
III-E        260      119    138    3        51.76    25.79    25.66    .31
III-F        495      391    103    1        24.78    13.58    11.16    .04
III-G      2,048    1,657    390    1        16.53    10.21     6.30    .02
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


      Drilling Activities

      During the year ended December 31, 1998, the Partnerships indirectly participated in the developmental drilling activities described below. The Partnerships do not own working interests in any of these wells; therefore, they did not incur any costs associated with the drilling activity:

                                County/              Revenue
P/ship      Well Name           Parish         St.   Interest  Type  Status
------      ---------           --------       ---   --------  ----  ------
III-A       Lemasters #1-9      Washita        OK    .0033     Gas   Prod.
            N.H. Clark #14      Webb           TX    .0075     Gas   Prod.
            J.M. Ruiz #5        Webb           TX    .0075     Gas   Prod.
            Prevost #6          Webb           TX    .0075     Gas   Prod.

III-B       Lemasters #1-9      Washita        OK    .0022     Gas   Prod.
            N.H. Clark #14      Webb           TX    .0035     Gas   Prod.
            J.M. Ruiz #5        Webb           TX    .0035     Gas   Prod.
            Prevost #6          Webb           TX    .0035     Gas   Prod.

III-C       Carlisle
               Trust 34 #1      Harper         OK    .0004     Gas   Unknown
            Poorbaugh
               Trust #8-1       Beaver         OK    .0010     Gas   Unknown
            Follis #1-10        Roger Mills    OK    .0010     Unk   Unknown
            Pearson #2-28       Pittsburgh     OK    .0028     Gas   Unknown
            Thornton #2-5       Pittsburgh     OK    .0009     Gas   Unknown
            N.H. Clark #14      Webb           TX    .0015     Gas   Prod.
            J.M. Ruiz #5        Webb           TX    .0015     Gas   Prod.
            Prevost #6          Webb           TX    .0015     Gas   Prod.
            Canyon Ranch
               83-10S           Sutton         TX    .0010     Gas   Unknown

III-D       Carlisle
               Trust 34 #1      Harper         OK    .0001     Gas   Unknown
            Poorbaugh
               Trust #8-1       Beaver         OK    .0001     Gas   Unknown
            Follis #1-10        Roger Mills    OK    .0002     Unk   Unknown
            Pearson #2-28       Pittsburgh     OK    .0004     Gas   Unknown
            Thornton #2-5       Pittsburgh     OK    .0001     Gas   Unknown
            Canyon Ranch
               83-10S           Sutton         TX    .0001     Gas   Unknown

III-E       Culbertson B
               No. 1-ALT        Bienville      LA    .0062     Gas   Prod.

III-F       Culbertson B
               No. 1-ALT        Bienville      LA    .0052     Gas   Prod.

III-G       Culbertson B
               No. 1-ALT        Bienville      LA    .0026     Gas   Prod.


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

                              Net Production Data

                               III-A Partnership
                               -----------------

                                         Year Ended December 31,
                                    -------------------------------------
                                       1998           1997       1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           34,689         40,468      46,923
   Gas (Mcf)                           741,990      1,031,152   1,268,943
Oil and gas sales:
   Oil                              $  434,592     $  796,356  $  975,701
   Gas                               1,595,205      2,532,278   2,658,303
                                     ---------      ---------   ---------
      Total                         $2,029,797     $3,328,634  $3,634,004
                                     =========      =========   =========
Total direct operating
  Expenses                          $  576,112     $  719,090  $  899,073
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         28.4%          21.6%       24.7%

Average sales price:
   Per barrel of oil                    $12.53         $19.68      $20.79
   Per Mcf of gas                         2.15           2.46        2.09

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.64         $ 3.39      $ 3.48

                              Net Production Data

                               III-B Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       1998           1997     1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           34,221         37,216      37,849
   Gas (Mcf)                           355,197        518,891     642,152
Oil and gas sales:
   Oil                              $  441,820     $  735,310  $  794,186
   Gas                                 759,598      1,236,812   1,319,321
                                     ---------      ---------   ---------
      Total                         $1,201,418     $1,972,122  $2,113,507
                                     =========      =========   =========
Total direct operating
   Expenses                         $  330,107     $  419,217  $  497,491
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         27.5%          21.3%       23.5%

Average sales price:
   Per barrel of oil                    $12.91         $19.76      $20.98
   Per Mcf of gas                         2.14           2.38        2.05

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.53         $ 3.39      $ 3.43

                              Net Production Data

                               III-C Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       1998           1997        1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           22,980         27,069      27,429
   Gas (Mcf)                         1,156,387      1,124,237   1,351,525
Oil and gas sales:
   Oil                              $  312,050     $  534,386  $  567,261
   Gas                               2,134,955      2,537,465   2,692,354
                                     ---------      ---------   ---------
      Total                         $2,447,005     $3,071,851  $3,259,615
                                     =========      =========   =========
Total direct operating
   Expenses                         $  712,038     $  749,102  $  781,115
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         29.1%          24.4%       24.0%

Average sales price:
   Per barrel of oil                    $13.58         $19.74      $20.68
   Per Mcf of gas                         1.85           2.26        1.99

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 3.30         $ 3.49      $ 3.09

                              Net Production Data

                               III-D Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       1998           1997        1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           35,908         40,758      41,351
   Gas (Mcf)                           767,089        708,262     760,593
Oil and gas sales:
   Oil                              $  413,658     $  778,978  $  832,109
   Gas                               1,375,913      1,556,567   1,504,599
                                     ---------      ---------   ---------
      Total                         $1,789,571     $2,335,545  $2,336,708
                                     =========      =========   =========
Total direct operating
   Expenses                         $  718,656     $  867,060  $  928,670
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         40.2%          37.1%       39.7%

Average sales price:
   Per barrel of oil                    $11.52         $19.11      $20.12
   Per Mcf of gas                         1.79           2.20        1.98

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 4.39         $ 5.46      $ 5.52

                              Net Production Data

                               III-E Partnership
                               -----------------

                                        Year Ended December 31,
                                    -------------------------------------
                                       1998           1997        1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                          223,936        235,152     229,226
   Gas (Mcf)                         1,974,917      2,189,619   2,152,599
Oil and gas sales:
   Oil                              $2,542,259     $4,460,740  $4,572,097
   Gas                               3,858,330      4,581,069   4,458,018
                                     ---------      ---------   ---------
      Total                         $6,400,589     $9,041,809  $9,030,115
                                     =========      =========   =========
Total direct operating
  Expenses                          $3,695,174     $4,513,216  $4,418,264
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         57.7%          49.9%       48.9%

Average sales price:
   Per barrel of oil                    $11.35         $18.97      $19.95
   Per Mcf of gas                         1.95           2.09        2.07

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.68         $ 7.52      $ 7.51

                              Net Production Data

                               III-F Partnership
                               -----------------

                                        Year Ended December 31,
                                    -------------------------------------
                                       1998           1997        1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           54,002         65,787      74,064
   Gas (Mcf)                           787,609        898,447     924,827
Oil and gas sales:
   Oil                              $  678,439     $1,240,058  $1,494,695
   Gas                               1,470,754      1,751,392   1,600,043
                                     ---------      ---------   ---------
      Total                         $2,149,193     $2,991,450  $3,094,738
                                     =========      =========   =========
Total direct operating
   Expenses                         $1,185,467     $1,332,931  $1,237,607
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         55.2%          44.6%       40.0%

Average sales price:
   Per barrel of oil                    $12.56         $18.85      $20.18
   Per Mcf of gas                         1.87           1.95        1.73

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.40         $ 6.18      $ 5.42

                              Net Production Data

                               III-G Partnership
                               -----------------

                                        Year Ended December 31,
                                    -------------------------------------
                                       1998           1997        1996
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           38,858         47,493      54,083
   Gas (Mcf)                           419,813        500,966     499,884
Oil and gas sales:
   Oil                              $  487,855     $  897,536  $1,091,687
   Gas                                 784,720        947,728     870,868
                                     ---------      ---------   ---------
      Total                         $1,272,575     $1,845,264  $1,962,555
                                     =========      =========   =========
Total direct operating
   Expenses                         $  744,443     $  854,673  $  804,410
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         58.5%          46.3%       41.0%

Average sales price:
   Per barrel of oil                    $12.55         $18.90      $20.19
   Per Mcf of gas                         1.87           1.89        1.74

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.84         $ 6.52      $ 5.85


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1998 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 1998(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           4,729,415
         Oil and liquids (Bbls)                                 92,124

      Net present value (discounted at
         10% per annum)                                     $5,380,825

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           2,174,036
         Oil and liquids (Bbls)                                 91,163

      Net present value (discounted at
         10% per annum)                                     $2,667,687


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           5,768,481
         Oil and liquids (Bbls)                                134,669

      Net present value (discounted at
         10% per annum)                                     $5,428,869

   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           2,838,890
         Oil and liquids (Bbls)                                125,866

      Net present value (discounted at
         10% per annum)                                     $2,727,210


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           8,016,475
         Oil and liquids (Bbls)                                601,310

      Net present value (discounted at
         10% per annum)                                     $6,856,657


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           4,726,953
         Oil and liquids (Bbls)                                231,882

      Net present value (discounted at
         10% per annum)                                     $4,163,015

   III-G Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           2,525,720
         Oil and liquids (Bbls)                                171,790

      Net present value (discounted at
         10% per annum)                                     $2,310,504

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


      Significant Properties

      The following tables set forth certain well and reserve information as of December 31, 1998 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

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






                                                   Significant Properties as of December 31, 1998
                                                   ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    -------------   Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
III-A Partnership:
     Gulf Coast           44      3.19         39         83       12     14%    68,122      2,313,328     $2,968,602
     Anadarko             52      2.38          8         60        9     15%    11,542      1,516,854      1,494,255
     Arkla                40      1.23          -         40        -      -%     5,981        439,718        535,930

III-B Partnership:
     Gulf Coast           40      1.66         39         79        8     10%    42,887      1,234,068     $1,601,413
     Anadarko             37      2.58          6         43        2      5%    44,226        462,979        580,489
     Arkla                40       .67          -         40        -      -%     3,102        232,441        279,040

III-C Partnership:
     Anadarko             53      5.97         53        106       29     27%    51,212      2,747,986     $2,847,442
     Southern Okla.
       Folded Belt        38      7.34         59         97       22     23%    65,482      1,938,814      1,619,974
     Permian              28      6.20         31         59       27     46%    15,208        715,280        516,828

III-D Partnership (2):
     Anadarko             31      3.32         53         84       29     35%     4,753      2,033,715     $1,990,045
     Permian              28      5.19         31         59       27     46%    10,441        577,579        394,082


---------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.
(2)   The  Jay-Little  Escambia  Creek Field Unit  located in Santa Rosa County,
      Florida  has  historically  been one of the III-D and III-E  Partnerships'
      most  significant  properties.  This property is a large  waterflood  unit which  produces  primarily oil. The very low oil prices as of December 31,
      1998 have had a  substantial  negative  impact on the present value of the projected  future  cash  flows  from  this  property.  As a result of such depressed oil prices, this property is no longer a significant property of the III-D and III-E Partnerships  (based on present value of reserves) and is therefore not listed in the foregoing table.








                                                  Significant Properties as of December 31, 1998
                                                  ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    -------------   Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number    %      (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ----------    ----------
III-E Partnership (2):
     Green River          54       4.22        5          59        -      -%    26,031      3,781,849     $2,958,647
     Gulf Coast           66      29.40        5          71       35     49%    22,458      1,570,201      1,598,972
     Permian               4        .98        -           4        2     50%     3,550      1,067,109      1,003,815

III-F Partnership:
     Green River          62       6.35        5          67        8     12%    21,862      3,169,516     $2,479,908
     Anadarko             29       6.45        1          30       25     83%    24,427        891,967        613,212
     Gulf Coast           21       1.64        -          21        1      5%     4,984        414,682        398,816

III-G Partnership:
     Green River          62       3.62        5          67        8     12%    10,875      1,576,055     $1,235,658
     Anadarko             50       3.76        6          56       40     71%    15,451        527,773        368,525
     Gulf Coast           21        .82        -          21        1      5%     2,476        206,193        198,935

--------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.
(2)   The  Jay-Little  Escambia  Creek Field Unit  located in Santa Rosa County,
      Florida  has  historically  been one of the III-D and III-E  Partnerships'
      most  significant  properties.  This property is a large  waterflood  unit which  produces  primarily oil. The very low oil prices as of December 31,
      1998 have had a  substantial  negative  impact on the present value of the projected  future  cash  flows  from  this  property.  As a result of such depressed oil prices, this property is no longer a significant property of the III-D and III-E Partnerships  (based on present value of reserves) and is therefore not listed in the foregoing table.



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1998.


PART II

ITEM 5. MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 1999, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,379
               III-B           138,336                  781
               III-C           244,536                1,299
               III-D           131,008                  696
               III-E           418,266                2,210
               III-F           221,484                1,160
               III-G           121,925                  615

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


                            Repurchase Offer Prices
                            -----------------------

                      1997                          1998                1999
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $12    $16     $12   $10      $ 8   $16     $15    $14      $14
III-B        12     16      12    10        8    15      14     13       12
III-C        14     19      17    15       13    20      18     16       15
III-D        23     26      24    22       20    26      25     23       21
III-E        31     32      30    28       26    31      29     28       27
III-F        20     22      20    19       17    21      20     19       18
III-G        22     25      23    22       20    23      22     21       20


      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997 and 1998. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1997, 1998, and 1999:

                              Cash Distributions
                              -----------------

                                    1997
                 ------------------------------------------
                  1st         2nd         3rd        4th
      P/ship     Qtr.(1)      Qtr.(2)    Qtr.(1)    Qtr.(1)
      ------     ------    ---------     -------    -------

      III-A       $2.01     $3.24         $4.11      $1.75
      III-B        2.49      3.57          4.32       1.97
      III-C        2.05      3.26          2.39       1.36
      III-D        2.31      3.68          2.42       1.92
      III-E        2.55      3.59          2.34       1.81
      III-F        1.55      2.98          1.50       1.12
      III-G        1.55      3.20          1.82       1.23



                                1998                               1999
                 ------------------------------------------       ------
                  1st         2nd         3rd        4th           1st
      P/ship     Qtr.(1)      Qtr.(3)     Qtr.(4)    Qtr.(5)       Qtr.
      ------     ------    ---------     -------    -------       ------

      III-A       $1.83       2.03        1.11       $1.09        $ .69
      III-B        2.15       2.33        1.02        1.32          .73
      III-C        2.09       2.62        2.07        1.72         1.29
      III-D        2.27       1.85        1.80        1.96         1.28
      III-E        1.70       2.16        1.90        1.59          .64
      III-F        1.68       1.85         .94         .87          .65
      III-G        2.18       1.94         .98         .85          .70

-------------------

(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.
(2) Amount of cash distribution for the III-C and III-D Partnerships includes proceeds from the sale of certain oil and gas properties.
(3) Amount of cash distribution for the III-A, III-C, III-D, III-E, III-F, and III-G Partnerships includes proceeds from the sale of certain oil and gas properties.
(4) Amount of cash distribution for the III-A, III-C, and III-D Partnerships includes proceeds from the sale of certain oil and gas properties.
(5) Amount of cash distribution for the III-B and III-C Partnerships includes proceeds from the sale of certain oil and gas properties.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."







                                                               Selected Financial Data

                                                                  III-A Partnership
                                                                  -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $2,029,797          $3,328,634        $3,634,004        $3,647,607        $ 5,044,736
Net Income (Loss):
   Limited Partners               628,357              33,066         1,109,284       ( 1,243,800)      (     86,676)
   General Partner                 53,190              98,919           104,949            76,804            145,059
   Total                          681,547             131,985         1,214,233       ( 1,166,996)            58,383
Limited Partners' Net
   Income (Loss) per
   Unit                              2.38                 .13              4.20       (      4.71)      (        .33)
Limited Partners' Cash
   Distributions per
   Unit                              6.06               11.11              9.47              8.19              15.01
Total Assets                    2,984,008           3,916,891         6,895,159         8,353,918         11,769,144
Partners' Capital
   (Deficit):
   Limited Partners             3,011,574           3,985,217         6,886,151         8,275,867         11,679,667
   General Partner            (   197,325)        (   198,271)      (   198,911)      (   143,923)      (    111,727)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976            263,976





                                                               Selected Financial Data

                                                                 III-B Partnership
                                                                 -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $1,201,418          $1,972,122        $2,113,507        $2,063,107        $2,717,108
Net Income (Loss):
   Limited Partners               374,539             223,228           712,800       (   296,132)      (    47,216)
   General Partner                108,544              60,762            63,531            48,956            78,538
   Total                          483,083             283,990           776,331       (   247,176)           31,322
Limited Partners' Net
   Income (Loss) per
   Unit                              2.71                1.61              5.15       (      2.14)      (       .34)
Limited Partners' Cash
   Distributions per
   Unit                              6.82               12.35             10.15              8.86             15.72
Total Assets                    1,717,863           2,248,586         3,772,912         4,502,744         6,023,688
Partners' Capital
   (Deficit):
   Limited Partners             1,721,363           2,291,824         3,776,596         4,466,796         5,987,928
   General Partner            (    85,016)        (    97,840)      (    97,092)      (    66,996)      (    52,952)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336






                                                               Selected Financial Data

                                                                  III-C Partnership
                                                                  -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $2,447,005          $3,071,851        $3,259,615        $2,760,488        $ 3,229,521
Net Income (Loss):
   Limited Partners             1,094,816         (   196,027)        1,247,672       ( 1,322,234)      (  2,120,737)
   General Partner                 87,868              86,436           103,933            53,608             59,036
   Total                        1,182,684         (   109,591)        1,351,605       ( 1,268,626)      (  2,061,701)
Limited Partners' Net
   Income (Loss) per
   Unit                              4.48         (       .80)             5.10       (      5.41)      (       8.67)
Limited Partners' Cash
   Distributions per
   Unit                              8.50                9.06              7.26              5.76               9.50
Total Assets                    3,572,389           4,567,928         7,009,782         7,572,561         10,499,912
Partners' Capital
   (Deficit):
   Limited Partners             3,531,812           4,512,996         6,924,023         7,451,351         10,183,585
   General Partner            (   179,285)        (   171,438)      (   143,741)      (   125,913)      (    107,521)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536            244,536





                                                                Selected Financial Data

                                                                  III-D Partnership
                                                                  -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $1,789,571          $2,335,545        $2,336,708        $2,087,482        $2,017,361
Net Income (Loss):
   Limited Partners           (    84,498)             35,530           795,298       (   234,478)      ( 2,563,317)
   General Partner                 38,462              54,213            59,929            45,966             8,876
   Total                      (    46,036)             89,743           855,227       (   188,512)      ( 2,554,441)
Limited Partners' Net
   Income (Loss) per
   Unit                       (       .64)                .27              6.07       (      1.79)      (     19.57)
Limited Partners' Cash
   Distributions per
   Unit                              7.88               10.33              8.33              6.30              8.21
Total Assets                    1,687,823           2,890,862         4,241,190         4,463,897         5,787,787
Partners' Capital
   (Deficit):
   Limited Partners             1,518,235           2,636,733         3,953,203         4,248,905         5,308,383
   General Partner            (    73,501)        (    62,091)      (    50,214)      (    36,176)      (    39,142)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008






                                                                Selected Financial Data

                                                                  III-E Partnership
                                                                  -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $6,400,589          $ 9,041,809       $ 9,030,115       $ 8,676,047       $ 9,466,013
Net Income (Loss):
   Limited Partners           ( 3,260,925)        (    219,259)        2,275,698      (    338,913)     (  1,853,838)
   General Partner                 57,256              158,394           191,012           136,202           124,584
   Total                      ( 3,203,669)        (     60,865)        2,466,710      (    202,711)     (  1,729,254)
Limited Partners' Net
   Income (Loss) per
   Unit                       (      7.80)        (        .52)             5.44      (        .81)     (       4.43)
Limited Partners' Cash
   Distributions per
   Unit                              7.35                10.29              8.67              6.43             10.00
Total Assets                    4,621,412           11,397,387        15,918,358        17,113,266        20,666,337
Partners' Capital
   (Deficit):
   Limited Partners             4,117,302           10,449,227        14,971,486        16,319,788        19,348,701
   General Partner            (   275,783)        (    209,050)     (    187,947)     (    127,750)     (    124,952)
Number of Units
   Outstanding                    418,266              418,266           418,266           418,266           418,266






                                                                Selected Financial Data

                                                                   III-F Partnership
                                                                   -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $2,149,193          $2,991,450        $3,094,738        $2,697,816        $ 3,517,877
Net Income (Loss):
   Limited Partners           (     5,324)        ( 2,273,148)          483,478       ( 1,521,469)      (  1,120,925)
   General Partner                 29,041              32,514            72,299            25,536             41,351
   Total                           23,717         ( 2,240,634)          555,777       ( 1,495,933)      (  1,079,574)
Limited Partners' Net
   Income (Loss)
   per Unit                   (       .02)        (     10.26)             2.18       (      6.87)      (       5.06)
   Limited Partners' Cash
   Distributions per
   Unit                              5.34                7.15              5.23              2.05               8.58
Total Assets                    3,533,814           4,752,817         8,632,813         9,438,169         11,599,217
Partners' Capital
   (Deficit):
   Limited Partners             3,268,818           4,454,142         8,310,290         8,986,812         10,963,281
   General Partner            (   164,221)        (   146,427)      (    97,523)      (    70,576)      (     72,812)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484            221,484






                                                               Selected Financial Data

                                                                 III-G Partnership
                                                                 -----------------

                                  1998                1997              1996              1995              1994
                              -------------       -------------     -------------     -------------     -------------

Oil and Gas Sales              $1,272,575          $1,845,264        $1,962,555        $1,694,847        $2,137,843
Net Income (Loss):
   Limited Partners           (   308,749)        ( 1,136,965)          380,060       ( 1,024,258)      (   572,690)
   General Partner                 13,093              22,672            47,089            15,638            27,083
   Total                      (   295,656)        ( 1,114,293)          427,149       ( 1,008,620)      (   545,607)
Limited Partners' Net
   Income (Loss)
   per Unit                   (      2.53)        (      9.33)             3.12       (      8.40)      (      4.70)
Limited Partners' Cash
   Distributions per
   Unit                              5.95                7.80              5.92              2.67              8.37
Total Assets                    1,817,470           2,873,056         4,977,730         5,415,275         6,857,551
Partners' Capital
   (Deficit):
   Limited Partners             1,672,073           2,707,822         4,795,787         5,136,727         6,485,985
   General Partner            (    99,974)        (    85,608)      (    58,669)      (    26,964)      (    26,102)
Number of Units
   Outstanding                    121,925             121,925           121,925           121,925           121,925




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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

                               III-A Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $1,298,837 (39.0%) in 1998 as compared to 1997. Of this decrease, approximately $114,000 and $710,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $248,000 and $227,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,779 barrels and 289,162 Mcf, respectively, in 1998 as compared to 1997. The decrease in the volumes of oil and gas sold resulted primarily from normal declines in production and the sale of several wells during both years. Average oil and gas prices decreased to $12.53 per barrel and $2.15 per Mcf, respectively, in 1998 from $19.68 per barrel and $2.46 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-A Partnership sold certain oil and gas properties during 1998 and recognized a $21,281 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-A Partnership recognizing similar gains totaling $148,602.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $142,978 (19.9%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volume of oil and gas sold. These decreases were partially offset by workover expenses on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 28.4% in 1998 from 21.6% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depletion, depreciation, and amortization of oil and gas properties decreased $226,800 (31.3%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 24.6% in 1998 from 21.8% in 1997. This percentage increase resulted primarily from the decreases in the average prices of oil and gas sold.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 in the first quarter of 1997. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,432,362 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-A Partnerships' Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during 1998.

      General and administrative expenses remained relatively constant in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 15.3% in 1998 from 9.4% in 1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $25,166,701  or  95.34%  of  the  Limited   Partners'   capital
contributions.



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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $179,983 (20.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997 as compared to 1996, (ii) workover expenses incurred on two significant wells during 1996 in order to improve the recovery of reserves, and
(iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.6% in 1997 from 24.7% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $410,230 (36.1%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 21.8% in 1997 from 31.3% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization and
(ii) the increases in the average prices of gas sold in 1997.

      The III-A Partnership recognized a non-cash charge against earnings of $1,617,006 in the first quarter of 1997. Of this amount, $184,644 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,432,362 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-A Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $12,979 (4.0%) in 1997 as compared to 1996. This decrease resulted primarily from the reversal of a prior charge which was recorded in error. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% in 1997 and 8.9% in 1996.

                               III-B Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $770,704 (39.1%) in 1998 as compared to 1997. Of this decrease, approximately $390,000 was related to a decrease in volumes of gas sold and approximately $234,000 and $87,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,995 barrels and 163,694 Mcf, respectively, in 1998 as compared to 1997. The decrease in the volumes of gas sold resulted primarily from normal declines in production and the sale of several wells in both years. Average oil and gas prices decreased to $12.91 per barrel and $2.14 per Mcf, respectively, in 1998 from $19.76 per barrel and $2.38 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-B Partnership sold certain oil and gas properties during 1998 and recognized a $33,787 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-B Partnership recognizing similar gains totaling $62,748.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $89,110 (21.3%) in 1998 as compared to 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 27.5% in 1998 from 21.3% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $178,049 (40.0%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 22.2% in 1998 and 22.6% in 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 in the first quarter of 1997. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-B Partnerships' Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during 1998.

      General and administrative expenses remained relatively constant in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 13.6% in 1998 from 8.3% in 1997, primarily due to the decrease in oil and gas sales.

      The III-B Partnership achieved payout in the first quarter of 1998. After payout, operations and revenues for the III-B Partnership have been and will be allocated using the after payout percentages included in the III-B Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 15% to the General Partner and 85% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $14,662,353 or 105.99% of Limited Partners' capital contributions.



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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,274 (15.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold in 1997 and (ii) workover expenses incurred on two wells during 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 21.3% in 1997 from 23.5% in 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $188,404 (29.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) the decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 22.6% in 1997 from 30.0% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization and
(ii) the increases in the average prices of gas sold in 1997.

      The III-B Partnership recognized a non-cash charge against earnings of $738,122 in the first quarter of 1997. Of this amount, $77,653 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $660,469 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses decreased $7,728 (4.5%) in 1997 as compared to 1996. This decrease resulted primarily from the reversal of a prior charge which was recorded in error. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.3% in 1997 and 8.1% in 1996.


                               III-C Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $624,846 (20.3%) in 1998 as compared to 1997. Of this decrease, approximately $142,000 and $475,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $81,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $73,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 4,089 barrels in 1998 as compared to 1997. Volumes of gas sold increased 32,150 Mcf in 1998 as compared to 1997. The decrease in the volumes of oil sold resulted primarily from normal declines in production and the sale of several wells in both years. Average oil and gas prices decreased to $13.58 per barrel and $1.85 per Mcf, respectively, in 1998 from $19.74 per barrel and $2.26 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-C Partnership sold certain oil and gas properties during 1998 and recognized a
$459,040 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-C Partnership recognizing similar gains totaling $163,836.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,064 (4.9%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 29.1% in 1998 from 24.4% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $116,636 (18.6%) in 1998 as compared to 1997. This increase resulted primarily from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on two significant wells. As a percentage of oil and gas sales, this expense increased to 30.4% in 1998 from 20.4% in 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,417 in the first quarter of 1997. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,146 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-C Partnerships' partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during 1998.

      General and administrative expenses decreased $5,256 (1.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 11.8% in 1998 from 9.5% in 1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $17,219,795  or  70.42%  of  the  Limited   Partners'   capital
contributions.

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

      Depreciation, depletion, and amortization of oil and gas properties decreased $303,665 (32.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) a reduction in the depletable base of oil and gas properties due to the impairment provision recorded in the first quarter of 1997 as discussed below, (ii) decreases in volumes of oil and gas sold in 1997, and
(iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 20.4% in 1997 from 28.5% in 1996. This percentage decrease resulted primarily from (i) the dollar decrease in depreciation, depletion, and amortization and
(ii) the increases in the average prices of gas sold in 1997.

      The III-C Partnership recognized a non-cash charge against earnings of $1,696,417 in the first quarter of 1997. Of this amount, $234,271 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $1,462,146 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-C Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.5% in 1997 and 9.0% in 1996.


                               III-D Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $545,974 (23.4%) in 1998 as compared to 1997. Of this decrease, approximately $272,000 and $310,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $93,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $129,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 4,850 barrels in 1998 as compared to 1997. Volumes of gas sold increased 58,827 Mcf in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production. The increase in volumes of gas sold resulted primarily from the successful recompletion of one well, which increase was partially offset by normal declines in production and the sale of several wells in 1998 and 1997. Average oil and gas prices decreased to $11.52 per barrel and $1.79 per Mcf, respectively, in 1998 from $19.11 per barrel and $2.20 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-D Partnership sold certain oil and gas properties during 1998 and recognized a $59,491 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-D Partnership recognizing similar gains totaling $25,425.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $148,404 (17.1%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) a decrease in workover expenses on one multi-well unit during 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 40.2% in 1998 from 37.1% in 1997. This increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $197,979 (60.7%) in 1998 as compared to 1997. This increase resulted primarily from significant downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 29.3% in 1998 from 14.0% in 1997. This percentage increase resulted primarily from the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold.

      The III-D Partnership recognized a non-cash charge against earnings of $506,636 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at December 31, 1998. In the first quarter of 1997, a non-cash charge against earnings of $932,243 was also recognized. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $446,423 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-D Partnerships' Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $2,958 (1.9%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 8.7% in 1998 from 6.8% in 1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998   totaling   $8,529,669  or  65.11%  of  the  Limited   Partners'   capital
contributions.



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

      The III-D Partnership recognized a non-cash charge against earnings of $932,243 in the first quarter of 1997. Of this amount, $485,820 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $446,423 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-D Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.8% in 1997 and 6.8% in 1996.


                               III-E Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $2,641,220 (29.2%) in 1998 as compared to 1997. Of this decrease, approximately $1,706,000 and $274,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $449,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 11,216 barrels and 214,702 Mcf, respectively, in 1998 as compared to 1997. Average oil and gas prices decreased to $11.35 per barrel and $1.95 per Mcf, respectively, in 1998 from $18.97 per barrel and $2.09 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-E Partnership sold certain oil and gas properties during 1998 and recognized a $36,219 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-E Partnership recognizing a $39,835 loss on such sales.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $818,042 (18.1%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold, and (iii) a decrease in workover expenses on one significant multi-well unit during 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 57.7% in 1998 from 49.9% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $785,736 (65.6%) in 1998 as compared to 1997. This increase resulted primarily from significant downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 31.0% in 1998 from 13.3% in 1997. This percentage increase resulted primarily from the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold.

      The III-E Partnership recognized a non-cash charge against earnings of $3,503,400 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at December 31, 1998. In the first quarter of 1997, a non-cash charge against earnings of $2,893,438 was also recognized. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $850,663 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-E Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses remained relatively constant in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 7.8% in 1998 from 5.6% in

1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions  through December 31,
1998  totaling   $30,221,016  or  72.25%  of  the  Limited   Partners'   capital
contributions.





                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Increases of approximately $118,000 and $77,000, respectively, related to increases in volumes of oil and gas sold and an increase of approximately $44,000 related to an increase in the average price of gas sold were substantially offset by a decrease of approximately $230,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 5,926 barrels and 37,020 Mcf, respectively, in 1997 as compared to 1996. Average oil prices decreased to $18.97 per barrel in 1997 from $19.95 per barrel in 1996. Average gas prices increased to $2.09 per Mcf in 1997 from $2.07 in 1996.

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

      The III-E Partnership recognized a non-cash charge against earnings of $2,893,438 in the first quarter of 1997. Of this amount, $2,042,775 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $850,663 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-E

Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.6% in 1997 and 5.6% in 1996.


                               III-F Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $842,257 (28.2%) for 1998 as compared to 1997. Of this decrease, approximately $222,000 and $216,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $339,000 and $65,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 11,785 barrels and 110,838 Mcf, respectively, for 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production and the sale of several wells during 1998 and 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production, (ii) the shutting-in of two significant wells during a portion of 1998 in order to perform a workover on one well and repairs on the other well, and (iii) the sale of several wells during 1998 and 1997. Average oil and gas prices decreased to $12.56 per barrel and $1.87 per Mcf, respectively, for 1998 from $18.85 per barrel and $1.95 per Mcf, respectively, for 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-F Partnership sold certain oil and gas properties during 1998 and recognized a $22,073 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-F Partnership recognizing losses totaling $14,411 on such sales.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $147,464 (11.1%) for 1998 as compared to 1997. This decrease resulted primarily from (i) workover expenses incurred on several wells during 1997 in order to improve the recovery of reserves and (ii) the sale of one significant well during 1997. These decreases were partially offset by workover expenses and repair and maintenance expenses incurred during 1998 on several wells. As a percentage of oil and gas sales, these expenses increased to 55.2% for 1998 from 44.6% for 1997. This percentage increase was primarily due to (i) the decreases in the average prices of oil and gas sold during 1998 and
(ii) the workover expenses and repair and maintenance expenses incurred during 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,359 (4.5%) for 1998 as compared to 1997. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil reserves at December 31, 1998 on two significant wells. As a percentage of oil and gas sales, this expense increased to 33.6% for 1998 from 25.3% for 1997. This percentage increase resulted primarily from the decreases in the average prices of oil and gas sold.

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 in the first quarter of 1997. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1998.

      General and administrative expenses decreased $5,087 (1.9%) for 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 12.1% for 1998 from 8.9% for 1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $11,129,904 or 50.25% of Limited Partners' capital contributions.



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

      The III-F Partnership recognized a non-cash charge against earnings of $2,884,405 in the first quarter of 1997. Of this amount, $2,078,019 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $806,386 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% in 1997 and 8.6% in 1996.

                               III-G Partnership
                               -----------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $572,689 (31.0%) for 1998 as compared to 1997. Of this decrease, approximately $163,000 and $154,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $246,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 8,635 barrels and 81,153 Mcf, respectively, for 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production and the sale of several wells during 1998 and 1997. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production, (ii) the shutting-in of two significant wells during a portion of 1998 in order to perform a workover on one well and repairs on the other well, and (iii) the sale of several wells during 1998 and 1997. Average oil and gas prices decreased to $12.55 per barrel and $1.87 per Mcf, respectively, for 1998 from $18.90 per barrel and $1.89 per Mcf, respectively, for 1997.

      As discussed in "Liquidity and Capital Resources" below, the III-G Partnership sold certain oil and gas properties during 1998 and recognized a $19,340 gain on such sales. Sales of oil and gas properties during 1997 resulted in the III-G Partnership recognizing similar gains totaling $4,685.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $110,230 (12.9%) for 1998 as compared to 1997. This decrease resulted primarily from (i) workover expenses incurred on several wells during 1997 in order to improve the recovery of reserves and (ii) the sale of one significant well during 1997. These decreases were partially offset by workover expenses and repair and maintenance expenses incurred during 1998 on several wells. As a percentage of oil and gas sales, these expenses increased to 58.5% for 1998 from 46.3% for 1997. This percentage increase was primarily due to (i) the decrease in the average price of oil sold and (ii) the workover expenses and repair and maintenance expenses incurred during 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,309 (5.9%) for 1998 as compared to 1997. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil reserves at December 31, 1998 on two significant wells. As a percentage of oil and gas sales, this expense increased to 31.5% for 1998 from 23.1% for 1997. This percentage increase resulted primarily from the decrease in the average price of oil sold.

      The III-G Partnership recognized a non-cash charge against earnings of $310,413 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. The III-G Partnership also recognized non-cash charges against earnings totaling $1,551,780 in 1997. Of this amount, $1,449,404 was recognized in the first quarter of 1997 and $102,376 was recognized in the fourth quarter of 1997. Of the first quarter charge in 1997, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. The charge in the fourth quarter of 1997 was related to the decline in oil prices used to determine the recoverability of proved oil reserves at December 31, 1997.

      General and administrative expenses decreased $2,876 (2.0%) for 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 11.3% for 1998 from 7.9% for 1997, primarily due to the decrease in oil and gas sales.

     The Limited Partners have received cash distributions through December 31, 1998 totaling $5,847,287 or 47.96% of Limited Partners' capital contributions.



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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $50,263 (6.2%) in 1997 as compared to 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during 1997 in order to improve the recovery of reserves and (ii) an increase in general repair and maintenance expenses incurred on one significant well during 1997 as compared to 1996, which increase was partially offset by the decrease in volumes of oil sold during 1997. As a percentage of oil and gas sales, these expenses increased to 46.3% in 1997 from 41.0% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decrease in the average price of oil sold during 1997.

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

      The III-G Partnership recognized a non-cash charge against earnings of $1,449,404 in the first quarter of 1997 and $102,376 in the fourth quarter of 1997. Of the first quarter charge, $1,010,738 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $438,666 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the III-G Partnership's Partnership Agreement which limit the level of permissible drilling activity. The fourth quarter charge of $102,376 was primarily related to the decline in oil prices used to determine the recoverability of proved oil and gas reserves at December 31, 1997. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 7.9% in 1997 and 7.5% in 1996.



      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel or 6 Mcf of gas) for 1998, 1997, and 1996. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             1998 Compared to 1997
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship            1998                       1997                % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A       $12.53      $2.15          $19.68     $2.46        (36%)    (13%)
III-B        12.91       2.14           19.76      2.38        (35%)    (10%)
III-C        13.58       1.85           19.74      2.26        (31%)    (18%)
III-D        11.52       1.79           19.11      2.20        (40%)    (19%)
III-E        11.35       1.95           18.97      2.09        (40%)    ( 7%)
III-F        12.56       1.87           18.85      1.95        (33%)    ( 4%)
III-G        12.55       1.87           18.90      1.89        (34%)    ( 1%)


                              Production Volumes
----------------------------------------------------------------------------
P/ship             1998                       1997                % Change
------      ---------------------      -------------------     -------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        34,689       741,990       40,468   1,031,152     (14%)    (28%)
III-B        34,221       355,197       37,216     518,891     ( 8%)    (32%)
III-C        22,980     1,156,387       27,069   1,124,237     (15%)      3%
III-D        35,908       767,089       40,758     708,262     (12%)      8%
III-E       223,936     1,974,917      235,152   2,189,619     ( 5%)    (10%)
III-F        54,002       787,609       65,787     898,447     (18%)    (12%)
III-G        38,858       419,813       47,493     500,966     (18%)    (16%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                      -----------------------------------
                  P/ship      1998      1997      % Change
                  ------     -----     -----      --------
                  III-A      $3.64     $3.39        7%
                  III-B       3.53      3.39        4%
                  III-C       3.30      3.49      ( 5%)
                  III-D       4.39      5.46      (20%)
                  III-E       6.68      7.52      (11%)
                  III-F       6.40      6.18        4%
                  III-G       6.84      6.52        5%

                             1997 Compared to 1996
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship            1997                       1996                % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A       $19.68       $2.46         $20.79     $2.09         (5%)     18%
III-B        19.76        2.38          20.98      2.05         (6%)     16%
III-C        19.74        2.26          20.68      1.99         (5%)     14%
III-D        19.11        2.20          20.12      1.98         (5%)     11%
III-E        18.97        2.09          19.95      2.07         (5%)      1%
III-F        18.85        1.95          20.18      1.73         (7%)     13%
III-G        18.90        1.89          20.19      1.74         (6%)      9%


                              Production Volumes
----------------------------------------------------------------------------
P/ship             1997                       1996               % Change
------      ---------------------      -------------------     -------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        40,468     1,031,152       46,923   1,268,943      (14%)   (19%)
III-B        37,216       518,891       37,849     642,152      ( 2%)   (19%)
III-C        27,069     1,124,237       27,429   1,351,525      ( 1%)   (17%)
III-D        40,758       708,262       41,351     760,593      ( 1%)   ( 7%)
III-E       235,152     2,189,619      229,226   2,152,599        3%      2%
III-F        65,787       898,447       74,064     924,827      (11%)   ( 3%)
III-G        47,493       500,966       54,083     499,884      (12%)     -%


                           Average Production Costs
                         per Equivalent Barrel of Oil
                      -----------------------------------
                  P/ship      1997      1996      % Change
                  ------     -----     -----      --------
                  III-A      $3.39     $3.48        ( 3%)
                  III-B       3.39      3.43        ( 1%)
                  III-C       3.49      3.09         13%
                  III-D       5.46      5.52        ( 1%)
                  III-E       7.52      7.51          -%
                  III-F       6.18      5.42         14%
                  III-G       6.52      5.85         11%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the Partnerships' proved reserve quantities at December 31, 1998 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A               6.4             2.7
                     III-B               6.1             2.7
                     III-C               5.0             5.9
                     III-D               3.7             3.5
                     III-E               4.1             2.7
                     III-F               6.0             4.3
                     III-G               6.0             4.4

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

      The Partnerships sold certain oil and gas properties during 1997 and 1998. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1998 and 1997 were as follows:

                        Partnership             1998          1997
                        -----------          ----------     --------
                          III-A              $ 25,815       $572,237
                          III-B                35,047        278,513
                          III-C               501,935        231,006
                          III-D                67,181         26,912
                          III-E                77,860         38,925
                          III-F                56,560         83,156
                          III-G                33,830         65,190

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

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


However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for five periods of two years each. As of the date of this Annual Report, the General Partner intends to extend the term of the III-A, III-B, and III-C Partnerships for the first two-year extension period, but has not determined whether it intends to (i) further extend the term of such Partnerships or (ii) extend the term of any other Partnership.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, the General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

   1. increase the awareness of the issue among key employees;
   2. identify areas of potential risk;
   3. assess the relative impact of these risks and Samson's ability to manage them; and
   4. remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of February 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 1st quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than March 31, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

     5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than March 31, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.

                              Third Party Exposures

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Partnerships' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, the General Partner believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Partnerships' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


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

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          46     President and Director

      Judy K. Fox              47     Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 1998, 1997, and 1996 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1998          1997         1996
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136
               III-G           128,340       128,340      128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1998, 1997, and 1996:






                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                        Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                     Awards               Payouts
                                ------------------------------      ----------------------      -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -            -          -           -              -            -           -

Dennis R. Neill,
President(2)(3)         1996      -            -          -           -              -            -           -
                        1997      -            -          -           -              -            -           -
                        1998      -            -          -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $162,555       -          -           -              -            -           -
                        1997    $166,001       -          -           -              -            -           -
                        1998    $164,445       -          -           -              -            -           -
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





                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                        Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996       -           -           -          -              -            -           -

Dennis R. Neill,
President(2)(3)         1996       -           -           -          -              -            -           -
                        1997       -           -           -          -              -            -           -
                        1998       -           -           -          -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $85,188       -           -          -              -            -           -
                        1997     $86,993       -           -          -              -            -           -
                        1998     $86,178       -           -          -              -            -           -
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





                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                       Long Term Compensation
                                                                     ----------------------------------
                                    Annual Compensation                    Awards               Payouts
                                 ------------------------------      ----------------------     -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996       -           -           -           -              -           -           -

Dennis R. Neill,
President(2)(3)         1996       -           -           -           -              -           -           -
                        1997       -           -           -           -              -           -           -
                        1998       -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996     $150,586      -           -           -              -           -           -
                        1997     $153,778      -           -           -              -           -           -
                        1998     $152,336      -           -           -              -           -           -
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





                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------
                                            Three Years Ended December 31, 1998
                                                                        Long Term Compensation
                                                                    ----------------------------------
                                   Annual Compensation                     Awards               Payouts
                                ------------------------------      ----------------------      -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -           -           -           -              -            -           -

Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -           -
                        1997      -           -           -           -              -            -           -
                        1998      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $80,674       -           -           -              -            -           -
                        1997    $82,384       -           -           -              -            -           -
                        1998    $81,612       -           -           -              -            -           -
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






                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                       Long Term Compensation
                                                                  ------------------------------------
                                   Annual Compensation                     Awards               Payouts
                                ------------------------------    ----------------------        -------
                                                                                  Securi-
                                                         Other                     ties                       All
     Name                                                Annual   Restricted      Under-                     Other
      and                                               Compen-     Stock         lying          LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)      Options/       Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)          SARs(#)         ($)         ($)
---------------         ----    -------     -------     -------   ----------     --------       -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -           -           -         -              -              -           -

Dennis R. Neill,
President(2)(3)         1996      -           -           -         -              -              -           -
                        1997      -           -           -         -              -              -           -
                        1998      -           -           -         -              -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $257,564      -           -         -              -              -           -
                        1997    $263,023      -           -         -              -              -           -
                        1998    $260,558      -           -         -              -              -           -
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






                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                        Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                ------------------------------      ---------------------       -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual     Restricted     Under-                    Other
      and                                               Compen-       Stock        lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)     Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)         SARs(#)        ($)         ($)
---------------         ----    -------     -------     -------     ----------    --------      -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -           -           -           -             -             -           -

Dennis R. Neill,
President(2)(3)         1996      -           -           -           -             -             -           -
                        1997      -           -           -           -             -             -           -
                        1998      -           -           -           -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $136,385      -           -           -             -             -           -
                        1997    $139,275      -           -           -             -             -           -
                        1998    $137,970      -           -           -             -             -           -
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






                                                  Salary Reimbursements

                                                    III-G Partnership
                                                    -----------------
                                           Three Years Ended December 31, 1998
                                                                        Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                      Awards              Payouts
                                ------------------------------      ---------------------       -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1996      -           -           -           -              -            -           -

Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -           -
                        1997      -           -           -           -              -            -           -
                        1998      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1996    $75,079       -           -           -              -            -           -
                        1997    $76,670       -           -           -              -            -           -
                        1998    $75,952       -           -           -              -            -           -
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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 1999 (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                           31,866      (12.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 31,866      (12.1%)



III-B Partnership:
-----------------
   Samson Resources Company                           18,856      (13.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 18,856      (13.6%)

III-C Partnership:
-----------------
   Samson Resources Company                           34,335      (14.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 34,335      (14.0%)

III-D Partnership:
-----------------
   Samson Resources Company                           21,975      (16.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 21,975      (16.8%)

III-E Partnership:
-----------------
   Samson Resources Company                           95,390      (22.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 95,390      (22.8%)

III-F Partnership:
-----------------
   Samson Resources Company                           37,905      (17.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 37,905      (17.1%)

III-G Partnership:
-----------------
   Samson Resources Company                           18,242      (15.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 18,242      (15.0%)

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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.

PART I

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

                as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are filed as part of this report:

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

               4.2 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as
                    Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

               4.9 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as
                    Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

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

          * 23.4 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-D.

          * 23.5 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-E.

          * 23.6 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-F.

          * 23.7 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-G.

          *    27.1  Financial  Data  Schedule   containing   summary  financial
                     information  extracted   from  the  Geodyne  Energy  Income
                     Limited Partnership III-A's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          *    27.2  Financial  Data  Schedule   containing   summary  financial
                     information   extracted   from  the Geodyne  Energy  Income
                     Limited Partnership

                     III-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          *    27.3  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne   Energy  Income
                     Limited Partnership III-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          *    27.4  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne   Energy  Income
                     Limited Partnership III-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          *    27.5  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne   Energy  Income
                     Limited Partnership III-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

          *    27.6  Financial  Data  Schedule   containing   summary  financial
                     information  extracted  from  the  Geodyne   Energy  Income
                     Limited  Partnership  III-F's  financial   statements as of
                     December 31, 1998 and for the year ended December 31, 1998.

          *    27.7  Financial  Data  Schedule   containing   summary  financial
                     information   extracted  from  the  Geodyne  Energy  Income
                     Limited  Partnership  III-G's  financial   statements as of
                     December 31, 1998 and for the year ended December 31, 1998.

                     All other Exhibits are omitted as inapplicable.

                  ----------
                  *Filed herewith.

            (b) Reports on Form 8-K filed during the fourth quarter of 1998:

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

                                       February 23, 1999

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

By:   /s/Dennis R. Neill        President and            February 23, 1999
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 23, 1999
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 23, 1999
      -------------------
         Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                              1998                1997
                                           ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents               $  212,695          $  522,371
   Accounts receivable:
      Oil and gas sales                       282,108             524,541
      Other                                      -                    308
                                            ---------           ---------
         Total current assets              $  494,803          $1,047,220

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                           2,222,673           2,669,949

DEFERRED CHARGE                               266,532             199,722
                                            ---------           ---------
                                           $2,984,008          $3,916,891
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   62,011          $   39,622
   Gas imbalance payable                       30,903              38,418
                                            ---------           ---------

      Total current liabilities            $   92,914          $   78,040

ACCRUED LIABILITY                          $   76,845          $   51,905

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($  197,325)        ($  198,271)
   Limited Partners, issued and
      outstanding, 263,976 Units            3,011,574           3,985,217
                                            ---------           ---------
         Total Partners' capital           $2,814,249          $3,786,946
                                            ---------           ---------
                                           $2,984,008          $3,916,891
                                            =========           =========

              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 1998, 1997, and 1996

                                        1998             1997            1996
                                     -----------      -----------    -----------
REVENUES:
   Oil and gas sales                 $2,029,797       $3,328,634     $3,634,004
   Interest income                       16,726           27,613         23,840
   Gain (loss) on sale of
      oil and gas properties             21,281          148,602    (    84,561)
                                      ---------        ---------      ---------
                                     $2,067,804       $3,504,849     $3,573,283

COSTS AND EXPENSES:
   Lease operating                   $  412,509       $  463,734     $  644,998
   Production tax                       163,603          255,356        254,075
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    498,715          725,515      1,135,745
   Impairment provision                    -           1,617,006           -
   General and
      administrative                    311,430          311,253        324,232
                                      ---------        ---------      ---------
                                     $1,386,257       $3,372,864     $2,359,050
                                      ---------        ---------      ---------

NET INCOME                           $  681,547       $  131,985     $1,214,233
                                      =========        =========      =========

GENERAL PARTNER - NET
   INCOME                            $   53,190       $   98,919     $  104,949
                                      =========        =========      =========

LIMITED PARTNERS - NET
   INCOME                            $  628,357       $   33,066     $1,109,284
                                      =========        =========      =========
NET INCOME per Unit                  $     2.38       $      .13     $     4.20
                                      =========        =========      =========
UNITS OUTSTANDING                       263,976          263,976        263,976
                                      =========        =========      =========

                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                               Limited           General
                               Partners          Partner          Total
                             -------------     -----------    -------------

Balance, Dec. 31, 1995        $ 8,275,867      ($143,923)      $8,131,944
   Net income                   1,109,284        104,949        1,214,233
   Cash distributions        (  2,499,000)     ( 159,937)     ( 2,658,937)
                               ----------        -------        ---------

Balance, Dec. 31, 1996        $ 6,886,151      ($198,911)      $6,687,240
   Net income                      33,066         98,919          131,985
   Cash distributions        (  2,934,000)     (  98,279)     ( 3,032,279)
                               ----------        -------        ---------

Balance, Dec. 31, 1997        $ 3,985,217      ($198,271)      $3,786,946
   Net income                     628,357         53,190          681,547
   Cash distributions        (  1,602,000)     (  52,244)     ( 1,654,244)
                               ----------        -------        ---------

Balance, Dec. 31, 1998        $ 3,011,574      ($197,325)      $2,814,249
                               ==========        =======        =========

              The accompanying notes are an integral part of these
                              financial statements.






                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $  681,547        $  131,985        $1,214,233
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         498,715           725,515         1,135,745
      Impairment provision                    -            1,617,006              -
      (Gain) loss on sale of
        oil and gas properties         (    21,281)      (   148,602)           84,561
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                  242,433           155,626       (    40,380)
      (Increase) decrease in
        accounts receivable -
        other                                  308       (       308)             -
      (Increase) decrease in
        deferred charge                (    66,810)           44,498            34,609
      Increase (decrease) in
        accounts payable                    22,389       (    11,104)      (    39,770)
      Increase (decrease) in
        gas imbalance payable          (     7,515)      (    38,379)           32,943
      Increase (decrease) in
        accrued liability                   24,940       (    28,491)      (     7,228)
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $1,374,726        $2,447,746        $2,414,713
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   55,973)      ($   75,449)      ($    4,548)
   Proceeds from sale of oil
      and gas properties                    25,815           572,237           297,982
                                         ---------         ---------         ---------

   Net cash provided (used)
      by investing activities          ($   30,158)       $  496,788        $  293,434
                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,654,244)      ($3,032,279)      ($2,658,937)
                                         ---------         ---------         ---------





   Net cash used by
      financing activities             ($1,654,244)      ($3,032,279)      ($2,658,937)
                                         ---------         ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  309,676)      ($   87,745)       $   49,210

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  522,371           610,116           560,906
                                         ---------         ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  212,695        $  522,371        $  610,116
                                         =========         =========         =========

                     The accompanying notes are an integral
                       part of these financial statements.



                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                1998              1997
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  117,355        $  305,288
   Accounts receivable:
      Oil and gas sales                         164,818           307,724
      Other                                        -                  130
                                              ---------         ---------
         Total current assets                $  282,173        $  613,142

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,242,380         1,499,148

DEFERRED CHARGE                                 193,310           136,296
                                              ---------         ---------
                                             $1,717,863        $2,248,586
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   21,658        $   19,432
   Gas imbalance payable                         18,422             6,676
                                              ---------         ---------

      Total current liabilities              $   40,080        $   26,108

ACCRUED LIABILITY                            $   41,436        $   28,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   85,016)      ($   97,840)
   Limited Partners, issued and
      outstanding, 138,336 Units              1,721,363         2,291,824
                                              ---------         ---------
         Total Partners' capital             $1,636,347        $2,193,984
                                              ---------         ---------

                                             $1,717,863        $2,248,586
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.






                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996

                                           1998             1997            1996
                                       ------------     ------------    -----------
REVENUES:
   Oil and gas sales                    $1,201,418       $1,972,122      $2,113,507
   Interest income                           8,819           15,422          12,611
   (Gain) loss on sale of
      oil and gas properties                33,787           62,748     (    47,201)
                                         ---------        ---------       ---------
                                        $1,244,024       $2,050,292      $2,078,917

COSTS AND EXPENSES:
   Lease operating                      $  233,081       $  268,642      $  345,352
   Production tax                           97,026          150,575         152,139
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       267,175          445,224         633,628
   Impairment provision                       -             738,122            -
   General and
      administrative                       163,659          163,739         171,467
                                         ---------        ---------       ---------
                                        $  760,941       $1,766,302      $1,302,586
                                         ---------        ---------       ---------

NET INCOME                              $  483,083       $  283,990      $  776,331
                                         =========        =========       =========
GENERAL PARTNER - NET
   INCOME                               $  108,544       $   60,762      $   63,531
                                         =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                               $  374,539       $  223,228      $  712,800
                                         =========        =========       =========

NET INCOME per Unit                     $     2.71       $     1.61      $     5.15
                                         =========        =========       =========

UNITS OUTSTANDING                          138,336          138,336         138,336
                                         =========        =========       =========





                     The accompanying notes are an integral
                       part of these financial statements.



                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    -------------

Balance, Dec. 31, 1995           $4,466,796     ($ 66,996)     $4,399,800
   Net income                       712,800        63,531         776,331
   Cash distributions           ( 1,403,000)    (  93,627)    ( 1,496,627)
                                  ---------       -------       ---------

Balance, Dec. 31, 1996           $3,776,596     ($ 97,092)     $3,679,504
   Net income                       223,228        60,762         283,990
   Cash distributions           ( 1,708,000)    (  61,510)    ( 1,769,510)
                                  ---------       -------       ---------

Balance, Dec. 31, 1997           $2,291,824     ($ 97,840)     $2,193,984
   Net income                       374,539       108,544         483,083
   Cash distributions           (   945,000)    (  95,720)    ( 1,040,720)
                                  ---------       -------       ---------

Balance, Dec. 31, 1998           $1,721,363     ($ 85,016)     $1,636,347
                                  =========       =======       =========

              The accompanying notes are an integral part of these
                              financial statements.







                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $  483,083        $  283,990        $  776,331
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         267,175           445,224           633,628
      Impairment provision                    -              738,122              -
      (Gain) loss on sale of
        oil and gas properties         (    33,787)      (    62,748)           47,201
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                  142,906            89,246       (    23,294)
      (Increase )decrease in
        accounts receivable -
        other                                  130       (       130)             -
      (Increase) decrease in
        deferred charge                (    57,014)            8,523            24,270
      Increase (decrease) in
        accounts payable                     2,226       (     8,551)      (    21,399)
      Increase (decrease) in
        gas imbalance payable               11,746       (    20,059)           20,533
      Increase (decrease) in
        accrued liability                   12,942       (    10,196)      (     8,670)
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $  829,407        $1,463,421        $1,448,600
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   11,667)      ($   43,739)      ($   21,881)
   Proceeds from sale of oil
      and gas properties                    35,047           278,513           134,926
                                         ---------         ---------         ---------

   Net cash provided
      by investing activities           $   23,380        $  234,774        $  113,045
                                         ---------         ---------         ---------





CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,040,720)      ($1,769,510)      ($1,496,627)
                                         ---------         ---------         ---------
   Net cash used by
      financing activities             ($1,040,720)      ($1,769,510)      ($1,496,627)
                                         ---------         ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  187,933)      ($   71,315)       $   65,018

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  305,288           376,603           311,585
                                         ---------         ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  117,355        $  305,288        $  376,603
                                         =========         =========         =========

                     The accompanying notes are an integral
                       part of these financial statements.



                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                1998              1997
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  340,720        $  540,911
   Accounts receivable:
      Oil and gas sales                         380,975           497,683
      Other                                        -                   54
                                              ---------         ---------
         Total current assets                $  721,695        $1,038,648

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,779,845         3,442,631

DEFERRED CHARGE                                  70,849            86,649
                                              ---------         ---------
                                             $3,572,389        $4,567,928
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   42,712        $   53,049
   Gas imbalance payable                         25,479            30,493
                                              ---------         ---------

      Total current liabilities              $   68,191        $   83,542

ACCRUED LIABILITY                            $  151,671        $  142,828

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  179,285)      ($  171,438)
   Limited Partners, issued and
      outstanding, 244,536 Units              3,531,812         4,512,996
                                              ---------         ---------
         Total Partners' capital             $3,352,527        $4,341,558
                                              ---------         ---------
                                             $3,572,389        $4,567,928
                                              =========         =========


              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997             1996
                                       ------------      ------------     ------------
REVENUES:
   Oil and gas sales                    $2,447,005        $3,071,851       $3,259,615
   Interest income                          19,716            19,900           16,964
   Gain on sale of
      oil and gas properties               459,040           163,836           79,865
                                         ---------         ---------        ---------
                                        $2,925,761        $3,255,587       $3,356,444
COSTS AND EXPENSES:
   Lease operating                      $  532,167        $  520,672       $  544,593
   Production tax                          179,871           228,430          236,522
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       742,986           626,350          930,015
   Impairment provision                       -            1,696,417             -
   General and
      administrative                       288,053           293,309          293,709
                                         ---------         ---------        ---------
                                        $1,743,077        $3,365,178       $2,004,839
                                         ---------         ---------        ---------

NET INCOME (LOSS)                       $1,182,684       ($  109,591)      $1,351,605
                                         =========         =========        =========
GENERAL PARTNER - NET
   INCOME                               $   87,868        $   86,436       $  103,933
                                         =========         =========        =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                        $1,094,816       ($  196,027)      $1,247,672
                                         =========         =========        =========

NET INCOME (LOSS)
  per Unit                              $     4.48       ($      .80)      $     5.10
                                         =========         =========        =========

UNITS OUTSTANDING                          244,536           244,536          244,536
                                         =========         =========        =========




                     The accompanying notes are an integral
                       part of these financial statements.




                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                 Limited          General
                                 Partners         Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1995         $7,451,351       ($125,913)     $7,325,438
   Net income                   1,247,672         103,933       1,351,605
   Cash distributions         ( 1,775,000)      ( 121,761)    ( 1,896,761)
                                ---------         -------       ---------

Balance, Dec. 31, 1996         $6,924,023       ($143,741)     $6,780,282
   Net income (loss)          (   196,027)         86,436     (   109,591)
   Cash distributions         ( 2,215,000)      ( 114,133)    ( 2,329,133)
                               ----------         -------       ---------

Balance, Dec. 31, 1997         $4,512,996       ($171,438)     $4,341,558
   Net income                   1,094,816          87,868       1,182,684
   Cash distributions         ( 2,076,000)      (  95,715)    ( 2,171,715)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $3,531,812       ($179,285)     $3,352,527
                                =========         =======       =========

              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                              1998              1997           1996
                                          ------------      ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                       $1,182,684       ($  109,591)    $1,351,605
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                            742,986           626,350        930,015
      Impairment provision                       -            1,696,417           -
      Gain on sale of
        oil and gas properties            (   459,040)      (   163,836)   (    79,865)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     116,708           130,014    (   166,004)
      (Increase) decrease in
        accounts receivable
        - General Partner                        -               40,940    (    40,940)
      (Increase) decrease in
        accounts receivable -
        other                                      54       (        54)          -
      (Increase) decrease in
        deferred charge                        15,800       (    10,635)   (     8,168)
      Decrease in
        accounts payable                  (    10,337)      (     4,308)   (    27,403)
      Increase (decrease) in
        gas imbalance payable             (     5,014)      (       256)         8,195
      Increase in
        accrued liability                       8,843             1,434          1,585
                                            ---------         ---------      ---------
   Net cash provided by
      operating activities                 $1,592,684        $2,206,475     $1,969,020
                                            ---------         ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($  123,095)      ($  104,670)   ($   24,068)
   Proceeds from sale of oil
      and gas properties                      501,935           231,006        169,312
                                            ---------         ---------      ---------
   Net cash provided
      by investing activities              $  378,840        $  126,336     $  145,244
                                            ---------         ---------      ---------






CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($2,171,715)      ($2,329,133)   ($1,896,761)
                                            ---------         ---------      ---------
   Net cash used by
      financing activities                ($2,171,715)      ($2,329,133)   ($1,896,761)
                                            ---------         ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              ($  200,191)       $    3,678     $  217,503

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     540,911           537,233        319,730
                                            ---------         ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  340,720        $  540,911     $  537,233
                                            =========         =========      =========

                     The accompanying notes are an integral
                       part of these financial statements.



                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                 1998              1997
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  172,776        $  298,964
   Accounts receivable:
      Oil and gas sales                          268,703           361,775
                                               ---------         ---------
         Total current assets                 $  441,479        $  660,739

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                              1,236,882         2,211,248

DEFERRED CHARGE                                    9,462            18,875
                                               ---------         ---------
                                              $1,687,823        $2,890,862
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   55,996        $  114,286
   Gas imbalance payable                           4,454              -
                                               ---------         ---------

      Total current liabilities               $   60,450        $  114,286

ACCRUED LIABILITY                             $  182,639        $  201,934

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   73,501)      ($   62,091)
   Limited Partners, issued and
      outstanding, 131,008 Units               1,518,235         2,636,733
                                               ---------         ---------
         Total Partners' capital              $1,444,734        $2,574,642
                                               ---------         ---------
                                              $1,687,823        $2,890,862
                                               =========         =========





              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                              1998             1997            1996
                                          ------------     ------------    ------------
REVENUES:
   Oil and gas sales                       $1,789,571       $2,335,545      $2,336,708
   Interest income                              9,293           12,154           9,848
   Gain on sale of
      oil and gas properties                   59,491           25,425          37,737
                                            ---------        ---------       ---------
                                           $1,858,355       $2,373,124      $2,384,293
COSTS AND EXPENSES:
   Lease operating                         $  596,143       $  699,449      $  763,477
   Production tax                             122,513          167,611         165,193
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                          524,074          326,095         441,513
   Impairment provision                       506,636          932,243            -
   General and
      administrative                          155,025          157,983         158,883
                                            ---------        ---------       ---------
                                           $1,904,391       $2,283,381      $1,529,066
                                            ---------        ---------       ---------

NET INCOME (LOSS)                         ($   46,036)      $   89,743      $  855,227
                                            =========        =========       =========
GENERAL PARTNER - NET
   INCOME                                      38,462       $   54,213      $   59,929
                                            =========        =========       =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                          ($   84,498)      $   35,530      $  795,298
                                            =========        =========       =========

NET INCOME (LOSS) per Unit                ($      .64)      $      .27      $     6.07
                                            =========        =========       =========

UNITS OUTSTANDING                             131,008          131,008         131,008
                                            =========        =========       =========





                     The accompanying notes are an integral
                       part of these financial statements.




                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                    Statements of Partners' Capital (Deficit)
              For the Years Ended December 31, 1998, 1997, and 1996


                                Limited          General
                                Partners         Partner           Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1995         $4,248,905       ($36,176)       $4,212,729
   Net income                     795,298         59,929           855,227
   Cash distributions         ( 1,091,000)      ( 73,967)      ( 1,164,967)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $3,953,203       ($50,214)       $3,902,989
   Net income                      35,530         54,213            89,743
   Cash distributions         ( 1,352,000)      ( 66,090)      ( 1,418,090)
                                ---------         ------         ---------

Balance, Dec. 31, 1997         $2,636,733       ($62,091)       $2,574,642
   Net income (loss)          (    84,498)        38,462       (    46,036)
   Cash distributions         ( 1,034,000)      ( 49,872)      ( 1,083,872)
                                ---------         ------         ---------

Balance, Dec. 31, 1998         $1,518,235       ( 73,501)       $1,444,734
                                =========         ======         =========

              The accompanying notes are an integral part of these
                              financial statements.





                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                             1998             1997             1996
                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                     ($   46,036)      $   89,743       $  855,227
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                           524,074          326,095          441,513
      Impairment provision                   506,636          932,243             -
      Gain on sale of oil
       and gas properties                (    59,491)     (    25,425)     (    37,737)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     93,072           63,537      (    60,304)
      Decrease in
        deferred charge                        9,413            7,264           15,439
      Increase (decrease) in
        accounts payable                 (    58,290)           2,065           45,023
      Increase (decrease) in
        gas imbalance payable                  4,454      (     5,694)     (     3,743)
      Increase (decrease) in
        accrued liability                (    19,295)     (    18,352)          45,753
                                           ---------        ---------        ---------
   Net cash provided by
      operating activities                $  954,537       $1,371,476       $1,301,171
                                           ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($   64,034)     ($      579)     ($   24,953)
   Proceeds from sale of oil
      and gas properties                      67,181           26,912           38,599
                                           ---------        ---------        ---------

   Net cash provided
      by investing activities             $    3,147       $   26,333       $   13,646
                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,083,872)     ($1,418,090)     ($1,164,967)
                                           ---------        ---------        ---------
   Net cash used by
      financing activities               ($1,083,872)     ($1,418,090)     ($1,164,967)
                                           ---------        ---------        ---------






NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  126,188)     ($   20,281)      $  149,850

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    298,964          319,245          169,395
                                           ---------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  172,776       $  298,964       $  319,245
                                           =========        =========        =========

                     The accompanying notes are an integral
                       part of these financial statements.


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------

                                                1998              1997
                                            -------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  483,197        $ 1,114,574
   Accounts receivable:
      Oil and gas sales                         820,078          1,361,797
                                              ----------        ----------
         Total current assets                $1,303,275        $ 2,476,371

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             3,190,480          8,716,929

DEFERRED CHARGE                                 127,657            204,087
                                              ---------         ----------
                                             $4,621,412        $11,397,387
                                              =========         ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  302,889        $   693,518
   Gas imbalance payable                        178,518            142,749
                                              ----------        ----------
      Total current liabilities              $  481,407        $   836,267

ACCRUED LIABILITY                            $  298,486        $   320,943

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  275,783)      ($   209,050)
   Limited Partners, issued and
      outstanding, 418,266 Units              4,117,302         10,449,227
                                              ---------         ----------
         Total Partners' capital             $3,841,519        $10,240,177
                                              ---------         ----------
                                             $4,621,412        $11,397,387
                                              =========         ==========





              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998             1997              1996
                                       ------------     -------------     -------------
REVENUES:
   Oil and gas sales                    $6,400,589       $9,041,809        $9,030,115
   Interest income                          41,408           44,879            36,750
   Gain (loss) on sale of
      oil and gas properties                36,219      (    39,835)           58,579
                                         ---------        ---------         ---------
                                        $6,478,216       $9,046,853        $9,125,444

COSTS AND EXPENSES:
   Lease operating                      $3,253,691       $3,867,517        $3,785,813
   Production tax                          441,483          645,699           632,451
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                     1,984,334        1,198,598         1,737,844
   Impairment provision                  3,503,400        2,893,438              -
   General and
      administrative                       498,977          502,466           502,626
                                         ---------        ---------         ---------
                                        $9,681,885       $9,107,718        $6,658,734
                                         ---------        ---------         ---------

NET INCOME (LOSS)                      ($3,203,669)     ($   60,865)       $2,466,710
                                         =========        =========         =========
GENERAL PARTNER - NET
   INCOME                               $   57,256       $  158,394        $  191,012
                                         =========        =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($3,260,925)     ($  219,259)       $2,275,698
                                         =========        =========         =========

NET INCOME (LOSS)
  per Unit                             ($     7.80)     ($      .52)       $     5.44
                                         =========        =========         =========

UNITS OUTSTANDING                          418,266          418,266           418,266
                                         =========        =========         =========




                     The accompanying notes are an integral
                       part of these financial statements.



                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                    Statements of Partners' Capital (Deficit)
              For the Years Ended December 31, 1998, 1997, and 1996


                                  Limited         General
                                  Partners        Partner         Total
                               -------------    ----------    -------------

Balance, Dec. 31, 1995          $16,319,788     ($127,750)     $16,192,038
   Net income                     2,275,698       191,012        2,466,710
   Cash distributions          (  3,624,000)    ( 251,209)    (  3,875,209)
                                 ----------       -------      -----------

Balance, Dec. 31, 1996          $14,971,486     ($187,947)     $14,783,539
   Net income (loss)           (    219,259)      158,394     (     60,865)
   Cash distributions          (  4,303,000)    ( 179,497)    (  4,482,497)
                                 ----------       -------       ----------

Balance, Dec. 31, 1997          $10,449,227     ($209,050)     $10,240,177
   Net income (loss)           (  3,260,925)       57,256     (  3,203,669)
   Cash distributions          (  3,071,000)    ( 123,989)    (  3,194,989)
                                 ----------       -------       ----------

Balance, Dec. 31, 1998          $ 4,117,302     ($275,783)     $ 3,841,519
                                 ==========       =======       ==========

              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                             1998              1997            1996
                                         ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                     ($3,203,669)      ($   60,865)     $2,466,710
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                         1,984,334         1,198,598       1,737,844
      Impairment provision                 3,503,400         2,893,438            -
      (Gain) loss on sale of
        oil and gas properties           (    36,219)           39,835     (    58,579)
      Decrease in
        accounts receivable -
        oil and gas sales                    541,719           192,951          19,717
      Decrease in deferred charge             76,430            94,271          53,411
      Increase (decrease) in
        accounts payable                 (   390,629)           70,431         234,315
      Increase (decrease) in
        gas imbalance payable                 35,769       (    13,748)         36,225
      Decrease in accrued
        liability                        (    22,457)      (    34,292)    (    56,949)
                                           ---------         ---------       ---------

   Net cash provided by
      operating activities                $2,488,678        $4,380,619      $4,432,694
                                           ---------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($    2,926)      ($   65,616)    ($   37,987)
   Proceeds from sale of oil
      and gas properties                      77,860            38,925          58,595
                                           ---------         ---------       ---------
   Net cash provided (used)
      by investing activities             $   74,934       ($   26,691)     $   20,608
                                           ---------         ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($3,194,989)      ($4,482,497)    ($3,875,209)
                                           ---------         ---------       ---------
   Net cash used by
      financing activities               ($3,194,989)      ($4,482,497)    ($3,875,209)
                                           ---------         ---------       ---------





NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  631,377)      ($  128,569)     $  578,093

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  1,114,574         1,243,143         665,050
                                           ---------         ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  483,197        $1,114,574      $1,243,143
                                           =========         =========       =========

                     The accompanying notes are an integral
                       part of these financial statements.


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                1998              1997
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  316,761        $  541,382
   Accounts receivable:
      Oil and gas sales                         279,590           472,746
      Other                                       9,631             9,631
                                              ---------         ---------
         Total current assets                $  605,982        $1,023,759

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,848,735         3,604,665

DEFERRED CHARGE                                  79,097           124,393
                                              ---------         ---------
                                             $3,533,814        $4,752,817
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  133,841        $  165,963
   Gas imbalance payable                        123,641           119,864
                                              ---------         ---------

      Total current liabilities              $  257,482        $  285,827

ACCRUED LIABILITY                            $  171,735        $  159,275

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  164,221)      ($  146,427)
   Limited Partners, issued and
      outstanding, 221,484 Units              3,268,818         4,454,142
                                              ---------         ---------
         Total Partners' capital             $3,104,597        $4,307,715
                                              ---------         ---------

                                             $3,533,814        $4,752,817
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998             1997              1996
                                       ------------     -------------     -------------
REVENUES:
   Oil and gas sales                    $2,149,193       $2,991,450        $3,094,738
   Interest income                          20,060           21,251            14,160
   Gain (loss) on sale of
      oil and gas properties                22,073      (    14,411)           81,481
                                         ---------        ---------         ---------
                                        $2,191,326       $2,998,290        $3,190,379

COSTS AND EXPENSES:
   Lease operating                      $1,036,153       $1,166,776        $1,075,305
   Production tax                          149,314          166,155           162,302
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       721,443          755,802         1,130,451
   Impairment provision                       -           2,884,405              -
   General and
      administrative                       260,699          265,786           266,544
                                         ---------        ---------         ---------
                                        $2,167,609       $5,238,924        $2,634,602
                                         ---------        ---------         ---------

NET INCOME (LOSS)                       $   23,717      ($2,240,634)       $  555,777
                                         =========        =========         =========
GENERAL PARTNER - NET
   INCOME                               $   29,041       $   32,514        $   72,299
                                         =========        =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($    5,324)     ($2,273,148)       $  483,478
                                         =========        =========         =========

NET INCOME (LOSS)
  per Unit                             ($      .02)     ($    10.26)       $     2.18
                                         =========        =========         =========

UNITS OUTSTANDING                          221,484          221,484           221,484
                                         =========        =========         =========




                     The accompanying notes are an integral
                       part of these financial statements.




                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                    Statements of Partners' Capital (Deficit)
              For the Years Ended December 31, 1998, 1997, and 1996


                                Limited          General
                                Partners         Partner          Total
                             -------------     ----------     -------------

Balance, Dec. 31, 1995        $8,986,812       ($ 70,576)      $8,916,236
   Net income                    483,478          72,299          555,777
   Cash distributions        ( 1,160,000)      (  99,246)     ( 1,259,246)
                               ---------         -------        ---------

Balance, Dec. 31, 1996        $8,310,290       ($ 97,523)      $8,212,767
   Net income (loss)         ( 2,273,148)         32,514      ( 2,240,634)
   Cash distributions        ( 1,583,000)      (  81,418)     ( 1,664,418)
                               ---------         -------        ---------

Balance, Dec. 31, 1997        $4,454,142       ($146,427)      $4,307,715
   Net income (loss)         (     5,324)         29,041           23,717
   Cash distributions        ( 1,180,000)      (  46,835)     ( 1,226,835)
                               ---------         -------        ---------

Balance, Dec. 31, 1998        $3,268,818       ($164,221)      $3,104,597
                               =========         =======        =========

              The accompanying notes are an integral part of these
                              financial statements.







                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                              1998             1997            1996
                                          ------------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                       $   23,717      ($2,240,634)     $  555,777
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                            721,443          755,802       1,130,451
      Impairment provision                       -           2,884,405            -
      (Gain) loss on sale of
        oil and gas properties            (    22,073)          14,411     (    81,481)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                     193,156          188,469     (   247,966)
      Increase in accounts
        receivable - other                       -         (     9,631)           -
      Decrease in
        deferred charge                        45,296           35,060          77,816
      Increase (decrease) in
        accounts payable                  (    32,122)     (     2,353)          5,027
      Increase in gas imbalance
        Payable                                 3,777           10,820          11,811
      Increase (decrease) in
        accrued liability                      12,460           16,589     (   118,725)
                                            ---------        ---------       ---------

   Net cash provided by
      operating activities                 $  945,654       $1,652,938      $1,332,710
                                            ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                    $     -         ($   34,952)    ($   12,107)
   Proceeds from sale of oil
      and gas properties                       56,560           83,156         118,685
                                            ---------        ---------       ---------

   Net cash provided
      by investing activities              $   56,560       $   48,204      $  106,578
                                            ---------        ---------       ---------






CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($1,226,835)     ($1,664,418)    ($1,259,246)
                                            ---------        ---------       ---------
   Net cash used by
      financing activities                ($1,226,835)     ($1,664,418)    ($1,259,246)
                                            ---------        ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              ($  224,621)      $   36,724      $  180,042

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     541,382          504,658         324,616
                                            ---------        ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $  316,761       $  541,382      $  504,658
                                            =========        =========       =========

                     The accompanying notes are an integral
                       part of these financial statements.


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 13, 1999

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS
                                    ------
                                                1998              1997
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  169,558        $  351,163
   Accounts receivable:
      Oil and gas sales                         163,801           285,689
      General Partner                              -               13,140
      Other                                       6,369             6,369
                                              ---------         ---------
         Total current assets                $  339,728        $  656,361

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,427,362         2,141,289

DEFERRED CHARGE                                  50,380            75,406
                                              ---------         ---------
                                             $1,817,470        $2,873,056
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   73,835        $  101,925
   Gas imbalance payable                         60,315            59,607
                                              ---------         ---------

      Total current liabilities              $  134,150        $  161,532

ACCRUED LIABILITY                            $  111,221        $   89,310

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   99,974)      ($   85,608)
   Limited Partners, issued and
      outstanding, 121,925 Units              1,672,073         2,707,822
                                              ---------         ---------
         Total Partners' capital             $1,572,099        $2,622,214
                                              ---------         ---------

                                             $1,817,470        $2,873,056
                                              =========         =========



              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997             1996
                                       ------------      ------------     ------------
REVENUES:
   Oil and gas sales                    $1,272,575        $1,845,264       $1,962,555
   Interest income                          11,090            14,201            8,144
   Gain on sale of oil
      and gas properties                    19,340             4,685           61,146
                                         ---------         ---------        ---------
                                        $1,303,005        $1,864,150       $2,031,845

COSTS AND EXPENSES:
   Lease operating                      $  660,066        $  755,242       $  703,303
   Production tax                           84,377            99,431          101,107
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       400,340           425,649          653,459
   Impairment provision                    310,413         1,551,780             -
   General and
      administrative                       143,465           146,341          146,827
                                         ---------         ---------        ---------
                                        $1,598,661        $2,978,443       $1,604,696
                                         ---------         ---------        ---------

NET INCOME (LOSS)                      ($  295,656)      ($1,114,293)      $  427,149
                                         =========         =========        =========
GENERAL PARTNER - NET
   INCOME                               $   13,093        $   22,672       $   47,089
                                         =========         =========        =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                       ($  308,749)      ($1,136,965)      $  380,060
                                         =========         =========        =========

NET INCOME (LOSS)
  per Unit                             ($     2.53)      ($     9.33)      $     3.12
                                         =========         =========        =========

UNITS OUTSTANDING                          121,925           121,925          121,925
                                         =========         =========        =========




                     The accompanying notes are an integral
                       part of these financial statements.




                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                    Statements of Partners' Capital (Deficit)
              For the Years Ended December 31, 1998, 1997, and 1996


                                 Limited          General
                                 Partners         Partner          Total
                              -------------     ----------     ------------

Balance, Dec. 31, 1995         $5,136,727       ($26,964)       $5,109,763
   Net income                     380,060         47,089           427,149
   Cash distributions         (   721,000)      ( 78,794)      (   799,794)
                                ---------         ------         ---------

Balance, Dec. 31, 1996         $4,795,787       ($58,669)       $4,737,118
   Net income (loss)          ( 1,136,965)        22,672       ( 1,114,293)
   Cash distributions         (   951,000)      ( 49,611)      ( 1,000,611)
                                ---------         ------         ---------

Balance, Dec. 31, 1997         $2,707,822       ($85,608)       $2,622,214
   Net income (loss)          (   308,749)        13,093       (   295,656)
   Cash distributions         (   727,000)      ( 27,459)      (   754,459)
                                ---------         ------         ---------

Balance, Dec. 31, 1998         $1,672,073       ($99,974)       $1,572,099
                                =========         ======         =========

              The accompanying notes are an integral part of these
                              financial statements.






                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                              1998            1997             1996
                                          ------------      ----------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                      ($295,656)        ($1,114,293)    $427,149
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                          400,340             425,649      653,459
      Impairment provision                  310,413           1,551,780         -
      Gain on sale of oil and
       gas properties                     (  19,340)        (     4,685)   (  61,146)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                   121,888             122,426    ( 149,791)
      (Increase) decrease in
        accounts receivable -
        General Partner                      13,140         (    13,140)        -
      Increase in accounts
        receivable - other                     -            (     6,369)        -
      Decrease in
        deferred charge                      25,026              27,369       45,459
      Increase (decrease) in
        accounts payable                  (  28,090)              2,385    (      38)
      Increase in gas imbalance
        Payable                                 708               5,388        5,619
      Increase (decrease) in
        accrued liability                    21,911               2,457    (  70,481)
                                            -------           ---------      -------

   Net cash provided by
      operating activities                 $550,340          $  998,967     $850,230
                                            -------           ---------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                   ($ 11,316)        ($   28,338)   ($ 19,668)
   Proceeds from sale of oil
      and gas properties                     33,830              65,190       96,713
                                            -------           ---------      -------

   Net cash provided
      by investing activities              $ 22,514          $   36,852     $ 77,045
                                            -------           ---------      -------






CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                     ($754,459)        ($1,000,611)   ($799,794)
                                            -------           ---------      -------
   Net cash used by
      financing activities                ($754,459)        ($1,000,611)   ($799,794)
                                            -------           ---------      -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              ($181,605)         $   35,208     $127,481

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                   351,163             315,955      188,474
                                            -------           ---------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $169,558          $  351,163     $315,955
                                            =======           =========      =======

                     The accompanying notes are an integral
                       part of these financial statements.



            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 1998, 1997, and 1996


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

However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner intends to extend the term of the III-A, III-B, and III-C Partnerships for the first two-year extension period, but has not determined whether it intends to (i) further extend the term of such Partnerships or (ii) extend the term of any other Partnership.

      An affiliate of the General Partner owned the following Units at December 31, 1998:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A               31,866               12.1%
               III-B               18,756               13.6%
               III-C               34,205               14.0%
               III-D               21,975               16.8%
               III-E               65,290               15.6%
               III-F               37,305               16.8%
               III-G               18,142               14.9%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends. In 1998, the price of oil decreased to historically low levels. If the price of oil remains low, or if it decreases further, there may be a significant impact on the Partnerships' near-term results of operations and cash flows.

      Allocation of Costs and Revenues

      The terms of each Partnership's Limited Partnership Agreement (the "Partnership Agreement") allocate costs and income between the Limited Partners and the General Partner as follows:

                                Before Payout (1)        After Payout(1)
                                --------------------    --------------------
                                General     Limited     General     Limited
                                Partner     Partners    Partner     Partners
                                --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
   ment for organization
   and offering costs
   and management fee              1%          99%          -           -
Property acquisition
   costs                           1%          99%          1%         99%
Identified development
   drilling                        1%          99%          1%         99%
Development drilling(2)            5%          95%         15%         85%
General and administra-
   tive costs, direct
   administrative costs
   and operating costs(2)          5%          95%         15%         85%

        Income(2)
------------------------
Temporary investments of
   Limited Partners'
   subscriptions                   1%          99%          1%         99%
Income from oil and gas
   production(2)                   5%          95%         15%         85%
Gain on sale of
   producing properties(2)         5%          95%         15%         85%
All other income(2)                5%          95%         15%         85%

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

      The III-B Partnership achieved payout during the first quarter of 1998. Beginning with the first quarter of 1998, operations for the III-B Partnership were allocated using the after payout percentages.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1998, 1997, and 1996 were as follows:

            Partnership       1998        1997        1996
            -----------       -----       -----       -----

               III-A          $3.15       $3.42       $4.40
               III-B           2.86        3.60        4.37
               III-C           3.44        2.92        3.68
               III-D           3.20        2.05        2.63
               III-E           3.59        2.00        2.96
               III-F           3.89        3.51        4.95
               III-G           3.68        3.25        4.76

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, 1997,and 1996, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership          1998             1997            1996
            -----------       ----------       ----------         ----

               III-A          $     -          $  184,644         $ -
               III-B                -              77,653           -
               III-C                -             234,271           -
               III-D             506,636          485,820           -
               III-E           3,503,400        2,042,775           -
               III-F                -           2,078,019           -
               III-G             310,413        1,113,114           -

The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that these unproved properties would be developed due to low oil and gas prices and provisions in the Partnership
Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnership recorded the following noncash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

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


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                1998                       1997
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          435,225     $266,532       469,603     $199,722
         III-B          247,738      193,310       261,654      136,296
         III-C          161,424       70,849       188,244       86,649
         III-D           11,977        9,462        20,653       18,875
         III-E           78,791      127,657       129,793      204,087
         III-F           63,675       79,097       101,297      124,393
         III-G           34,495       50,380        53,170       75,406


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1998                       1997
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A             125,481     $ 76,845       122,044     $ 51,905
      III-B              53,103       41,436        54,702       28,494
      III-C             345,570      151,671       310,293      142,828
      III-D             231,188      182,639       220,959      201,934
      III-E             184,228      298,486       204,110      320,943
      III-F             138,251      171,735       129,703      159,275
      III-G              76,153      111,221        62,974       89,310


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 1998 and 1997 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                1998                      1997
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A              20,602     $ 30,903        25,612     $ 38,418
      III-B              12,281       18,422         4,451        6,676
      III-C              16,986       25,479        20,329       30,493
      III-D               2,969        4,454          -            -
      III-E             119,012      178,518        95,166      142,749
      III-F              82,427      123,641        79,909      119,864
      III-G              40,210       60,315        39,738       59,607

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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1998, 1997, and 1996:

            Partnership         1998           1997           1996
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136
               III-G           128,340        128,340        128,340


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 1998, 1997, and 1996:

   Partnership              Purchaser                       Percentage
   -----------      ------------------------       --------------------------
                                                   1998       1997      1996
                                                   -----      -----     -----

      III-A         El Paso Energy Marketing
                      Company ("El Paso")          33.9%      47.2%     59.2%
                    Valero Industrial Gas
                      L.P. ("Valero")              30.8%      14.4%       - %
                    Phibro Energy, Inc.
                      ("Phibro")                   17.0%        - %       - %
                    Mesa Operating Ltd.
                      Partnership ("Mesa")           -  %       - %     19.4%

      III-B         El Paso                        26.7%      37.9%     47.9%
                    Valero                         23.9%      11.4%       - %
                    Phibro                         18.7%      12.7%       - %
                    Sun Refining & Marketing
                      Company                      14.4%      13.1%     10.3%
                    Mesa                             - %        - %     22.0%

      III-C         El Paso                        55.5%      49.8%     51.2%

      III-D         El Paso                        54.9%      45.6%     44.4%
                    Eaglwing Trading, Inc.
                      ("Eaglwing")                 15.3%      18.3%       - %
                    Oryx Energy Company
                      ("Oryx")                       - %        - %     19.9%

      III-E         Eaglwing                       30.1%      33.3%       - %
                    El Paso                        12.6%      12.4%     12.3%
                    Oryx                             - %        - %     36.5%
                    Hunt Energy Corp.                - %        - %     10.0%

      III-F         El Paso                        28.3%      28.5%     25.9%
                    Amoco Production
                      Company ("Amoco")              - %        - %     10.4%

      III-G         El Paso                        24.5%      23.9%     21.6%
                    Amoco                            - %        - %     10.9%

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:

                               III-A Partnership
                               -----------------

                                                1998              1997
                                            -------------     -------------

   Proved properties                         $15,792,267       $15,907,665

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 13,569,594)     ( 13,237,716)
                                              ----------        ----------
         Net oil and gas
            Properties                       $ 2,222,673       $ 2,669,949
                                              ==========        ==========

                               III-B Partnership
                               -----------------

                                                1998              1997
                                            ------------      -------------
   Proved properties                         $ 9,325,381       $9,402,262

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  8,083,001)     ( 7,903,114)
                                              ----------        ----------
         Net oil and gas
            Properties                       $ 1,242,380       $1,499,148
                                              ==========        ==========

                               III-C Partnership
                               -----------------

                                                1998              1997
                                            -------------     -------------
   Proved properties                         $19,181,561       $19,627,883

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 16,401,716)     ( 16,185,252)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 2,779,845       $ 3,442,631
                                              ==========        ==========

                               III-D Partnership
                               -----------------

                                                1998              1997
                                            -------------     -------------
   Proved properties                         $12,039,032       $12,187,201

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 10,802,150)     (  9,975,953)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 1,236,882       $ 2,211,248
                                              ==========        ==========

                               III-E Partnership
                               -----------------

                                                1998              1997
                                            -------------     -------------
   Proved properties                         $34,096,393       $34,159,634

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 30,905,913)     ( 25,442,705)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 3,190,480       $ 8,716,929
                                              ==========        ==========

                               III-F Partnership
                               -----------------

                                                1998              1997
                                            -------------     -------------
   Proved properties                         $16,559,050       $16,673,217

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 13,710,315)     ( 13,068,552)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 2,848,735       $ 3,604,665
                                              ==========        ==========

                               III-G Partnership
                               -----------------

                                                1998              1997
                                            ------------      -------------
   Proved properties                         $ 9,515,195       $9,602,310

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  8,087,833)     ( 7,461,021)
                                              ----------        ---------

         Net oil and gas
            properties                       $ 1,427,362       $2,141,289
                                              ==========        =========

      Costs Incurred

      The III-A and III-B Partnerships incurred acquisition costs of $35,246 and $23,248, respectively, during the year ended December 31, 1997 for additional acreage underlying the Lebleu No. 4 well. The Partnerships incurred no other costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1998, 1997, and 1996. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 1998, 1997, and 1996 were as follows:

            Partnership         1998          1997         1996
            -----------       --------      --------     --------

               III-A          $ 55,973      $ 40,203     $ 4,548
               III-B            11,667        20,491      21,881
               III-C           123,095       104,670      24,068
               III-D            64,034           579      24,953
               III-E             2,926        65,616      37,987
               III-F              -           34,952      12,107
               III-G            11,316        28,338      19,668

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1998, 1997, and 1996 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which caused the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1995                   173,001        6,996,352
   Production                                   ( 46,923)      (1,268,943)
   Sale of minerals in place                    (  1,434)      (  417,113)
   Revision of previous
      estimates                                   29,255          871,973
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   153,899        6,182,269
   Production                                   ( 40,468)      (1,031,152)
   Sale of minerals in place                    (  4,695)      (  661,004)
   Extensions and discoveries                          6              915
   Revision of previous
      estimates                                    4,121          740,812
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   112,863        5,231,840
   Production                                   ( 34,689)      (  741,990)
   Sale of minerals in place                    (    170)      (   37,253)
   Extensions and discoveries                      7,433          175,973
   Revision of previous
      estimates                                    6,687          100,845
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                    92,124        4,729,415
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             142,520        5,999,778
                                                 =======        =========
   December 31, 1997                             101,190        5,027,338
                                                 =======        =========
   December 31, 1998                              86,204        4,604,490
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   122,916        3,464,971
   Production                                   ( 37,849)      (  642,152)
   Sale of minerals in place                    (    624)      (  186,418)
   Revision of previous
      estimates                                   36,520          331,501
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   120,963        2,967,902
   Production                                   ( 37,216)      (  518,891)
   Sale of minerals in place                    (  2,009)      (  285,841)
   Revision of previous
      estimates                                   11,805          370,683
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                    93,543        2,533,853
   Production                                   ( 34,221)      (  355,197)
   Sale of minerals in place                    (     98)      (   46,674)
   Revision of previous
      estimates                                   31,939           42,054
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                    91,163        2,174,036
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             117,345        2,906,514
                                                 =======        =========
   December 31, 1997                              89,784        2,462,219
                                                 =======        =========
   December 31, 1998                              87,403        2,105,919
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   108,468        7,902,210
   Production                                   ( 27,429)      (1,351,525)
   Sale of minerals in place                    (  1,266)      (  132,327)
   Extensions and discoveries                     10,541          157,345
   Revision of previous
      estimates                                   72,173        1,144,100
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   162,487        7,719,803
   Production                                   ( 27,069)      (1,124,237)
   Sale of minerals in place                    (  4,753)      (  197,339)
   Extensions and discoveries                        447             -
   Revision of previous
      estimates                                   22,200          781,366
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   153,312        7,179,593
   Production                                   ( 22,980)      (1,156,387)
   Sale of minerals in place                    (  5,849)      (  322,985)
   Extensions and discoveries                        444          443,959
   Revision of previous
      estimates                                    9,742       (  375,699)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   134,669        5,768,481
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             162,235        7,673,323
                                                 =======        =========
   December 31, 1997                             153,112        7,157,512
                                                 =======        =========
   December 31, 1998                             134,527        5,754,200
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   421,914        3,970,007
   Production                                   ( 41,351)      (  760,593)
   Sale of minerals in place                    (    427)      (   25,031)
   Extensions and discoveries                      1,509           27,059
   Revision of previous
      estimates                                   48,985          558,104
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   430,630        3,769,546
   Production                                   ( 40,758)      (  708,262)
   Sale of minerals in place                    (    396)      (   18,762)
   Extensions and discoveries                         94            1,797
   Revision of previous
      estimates                                   88,825          760,231
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   478,395        3,804,550
   Production                                   ( 35,908)      (  767,089)
   Sale of minerals in place                    (  1,822)      (   48,776)
   Extensions and discoveries                        370          361,916
   Revision of previous
      estimates                                 (315,169)      (  511,711)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   125,866        2,838,890
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             430,606        3,764,539
                                                 =======        =========
   December 31, 1997                             478,386        3,803,645
                                                 =======        =========
   December 31, 1998                             125,866        2,838,890
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1995                   2,587,479      12,820,859
   Production                                   (  229,226)    ( 2,152,599)
   Sale of minerals in place                    (    3,259)    (       190)
   Extensions and discoveries                        4,252          30,349
   Revision of previous
      estimates                                    258,393     (   922,682)
                                                 ---------      ----------

Proved reserves, Dec. 31, 1996                   2,617,639       9,775,737
   Production                                   (  235,152)    ( 2,189,619)
   Sale of minerals in place                    (    2,156)    (   245,398)
   Extensions and discoveries                         -             11,997
   Revision of previous
      estimates                                    631,209       2,780,432
                                                 ---------      ----------

Proved reserves, Dec. 31, 1997                   3,011,540      10,133,149
   Production                                   (  223,936)    ( 1,974,917)
   Sale of minerals in place                    (      669)    (    57,652)
   Revision of previous
      estimates                                 (2,185,625)    (    84,105)
                                                 ---------      ----------

Proved reserves, Dec. 31, 1998                     601,310       8,016,475
                                                 =========      ==========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             2,617,639       9,775,737
                                                 =========      ==========
   December 31, 1997                             3,011,540      10,133,149
                                                 =========      ==========
   December 31, 1998                               601,310       8,016,475
                                                 =========      ==========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1995                   467,066        7,054,686
   Production                                   ( 74,064)      (  924,827)
   Sale of minerals in place                    ( 14,255)      (    8,294)
   Extensions and discoveries                      3,560             -
   Revision of previous
      estimates                                  109,006       (  454,833)
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   491,313        5,666,732
   Production                                   ( 65,787)      (  898,447)
   Sale of minerals in place                    (  5,981)      (  169,022)
   Extensions and discoveries                     10,573           99,305
   Revision of previous
      estimates                                 ( 30,372)         905,241
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   399,746        5,603,809
   Production                                   ( 54,002)      (  787,609)
   Sale of minerals in place                    (    854)      (   49,751)
   Revision of previous
      estimates                                 (113,008)      (   39,496)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   231,882        4,726,953
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             491,313        5,666,732
                                                 =======        =========
   December 31, 1997                             399,746        5,603,809
                                                 =======        =========
   December 31, 1998                             231,882        4,726,953
                                                 =======        =========

                               III-G Partnership
                               -----------------


                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ----------

Proved reserves, Dec. 31, 1995                   352,310        3,865,551
   Production                                   ( 54,083)      (  499,884)
   Sale of minerals in place                    ( 11,160)      (   10,142)
   Extensions and discoveries                      5,358            3,275
   Revision of previous
      estimates                                   77,164       (  321,474)
                                                 -------        ---------

Proved reserves, Dec. 31, 1996                   369,589        3,037,326
   Production                                   ( 47,493)      (  500,966)
   Sale of minerals in place                    (  6,363)      (   92,435)
   Extensions and discoveries                      7,164           66,081
   Revision of previous
      estimates                                 ( 19,969)         486,311
                                                 -------        ---------

Proved reserves, Dec. 31, 1997                   302,928        2,996,317
   Production                                   ( 38,858)      (  419,813)
   Sale of minerals in place                    (    489)      (   29,446)
   Extensions and discoveries                        693           19,866
   Revision of previous
      estimates                                 ( 92,484)      (   41,204)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   171,790        2,525,720
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                             369,589        3,037,326
                                                 =======        =========
   December 31, 1997                             302,928        2,996,317
                                                 =======        =========
   December 31, 1998                             171,790        2,525,720
                                                 =======        =========


      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1998 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:

                                                     Partnership
                                          --------------------------------
                                              III-A               III-B
                                          -------------       ------------
      Future cash inflows                  $11,039,349         $5,528,827
      Future production and
         development costs                (  3,235,761)       ( 1,700,915)
                                            ----------          ---------

            Future net cash
               flows                       $ 7,803,588         $3,827,912

      10% discount to
         reflect timing of
         cash flows                       (  2,422,763)       ( 1,160,225)
                                            ----------          ---------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 5,380,825         $2,667,687
                                            ==========          =========


                                                     Partnership
                                          ---------------------------------
                                              III-C               III-D
                                          -------------       -------------
      Future cash inflows                  $12,793,855         $6,796,300
      Future production and
         development costs                (  4,531,622)       ( 3,014,891)
                                            ----------          ---------

            Future net cash
               flows                       $ 8,262,233         $3,781,409

      10% discount to
         reflect timing of
         cash flows                       (  2,833,364)       ( 1,054,199)
                                            ----------          ---------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 5,428,869         $2,727,210
                                            ==========          =========

                                                     Partnership
                                          ---------------------------------
                                              III-E               III-F
                                          -------------       -------------
      Future cash inflows                  $23,118,031         $11,451,629
      Future production and
         development costs                ( 12,488,333)       (  4,745,163)
                                            ----------          ----------

            Future net cash
               flows                       $10,629,698         $ 6,706,466

      10% discount to
         reflect timing of
         cash flows                       (  3,773,041)       (  2,543,451)
                                            ----------          ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 6,856,657         $ 4,163,015
                                            ==========          ==========


                                           Partnership
                                          -------------
                                              III-G
                                          -------------
      Future cash inflows                  $ 6,602,025
      Future production and
         development costs                (  2,876,655)
                                            ----------

            Future net cash
               flows                       $ 3,725,370

      10% discount to
         reflect timing of
         cash flows                       (  1,414,866)
                                            ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 2,310,504
                                            ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1998 using oil and gas prices of $9.50 per barrel and $2.03 per Mcf, respectively.

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

4.2 Second Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

4.9 Third Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-A, filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

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

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, Petroleum Engineers for Geodyne Energy Income Limited Partnership III-G.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.