Form 10-Q
period 1999-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1999-05-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  209,473       $  212,695
   Accounts receivable:
      Oil and gas sales                           247,826          282,108
                                               ----------       ----------
        Total current assets                   $  457,299       $  494,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,104,529        2,222,673

DEFERRED CHARGE                                   266,532          266,532
                                               ----------       ----------
                                               $2,828,360       $2,984,008
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   41,633       $   62,011
   Gas imbalance payable                           30,903           30,903
                                               ----------       ----------
        Total current liabilities              $   72,536       $   92,914

ACCRUED LIABILITY                              $   76,845       $   76,845

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  199,202)     ($  197,325)
   Limited Partners, issued and
      outstanding, 263,976 units                2,878,181        3,011,574
                                               ----------       ----------
        Total Partners' capital                $2,678,979       $2,814,249
                                               ----------       ----------
                                               $2,828,360       $2,984,008
                                               ==========       ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $420,696          $616,201
   Interest income                                 1,985             5,963
   Gain on sale of oil and gas
      properties                                       -             8,114
                                                --------          --------
                                                $422,681          $630,278

COSTS AND EXPENSES:
   Lease operating                              $123,238          $ 79,357
   Production tax                                 28,260            44,419
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 120,922           143,569
   General and administrative
      (Note 2)                                    93,056            91,131
                                                --------          --------
                                                $365,476          $358,476
                                                --------          --------

NET INCOME                                      $ 57,205          $271,802
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,598          $ 19,035
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 49,607          $252,767
                                                ========          ========
NET INCOME per unit                             $    .19          $    .96
                                                ========          ========
UNITS OUTSTANDING                                263,976           263,976
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 57,205            $271,802
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             120,922             143,569
      Gain on sale of oil and gas
        properties                                   -           (   8,114)
      Decrease in accounts receivable -
        oil and gas sales                       34,282             142,175
      Increase in accounts receivable -
        General Partner                              -           (  10,146)
      Decrease in accounts receivable -
        other                                        -                 308
      Increase (decrease) in accounts
        payable                              (  20,378)                373
                                              --------            --------
Net cash provided by operating
   activities                                 $192,031            $539,967
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  8,892)          ($    733)
   Proceeds from sale of oil and
      gas properties                             6,114              14,542
                                              --------            --------
Net cash provided (used) by
   investing activities                      ($  2,778)           $ 13,809
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($192,475)          ($511,232)
                                              --------            --------
Net cash used by financing activities        ($192,475)          ($511,232)
                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  3,222)           $ 42,544

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         212,695             522,371
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $209,473            $564,915
                                              ========            ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  100,106        $  117,355
   Accounts receivable:
      Oil and gas sales                          143,352           164,818
                                              ----------        ----------
        Total current assets                  $  243,458        $  282,173

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,184,018         1,242,380

DEFERRED CHARGE                                  193,310           193,310
                                              ----------        ----------
                                              $1,620,786        $1,717,863
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   26,177        $   21,658
   Gas imbalance payable                          18,422            18,422
                                              ----------        ----------
        Total current liabilities             $   44,599        $   40,080

ACCRUED LIABILITY                             $   41,436        $   41,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   89,497)      ($   85,016)
   Limited Partners, issued and
      outstanding, 138,336 units               1,624,248         1,721,363
                                              ----------        ----------
        Total Partners' capital               $1,534,751        $1,636,347
                                              ----------        ----------
                                              $1,620,786        $1,717,863
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $222,201          $386,283
   Interest income                                   988             3,453
   Gain on sale of oil and
      gas properties                                   -               815
                                                --------          --------
                                                $223,189          $390,551

COSTS AND EXPENSES:
   Lease operating                              $ 84,953          $ 43,410
   Production tax                                 14,324            28,250
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,699            87,660
   General and administrative
      (Note 2)                                    48,819            47,774
                                                --------          --------
                                                $208,795          $207,094
                                                --------          --------

NET INCOME                                      $ 14,394          $183,457
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 10,509          $ 39,273
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $  3,885          $144,184
                                                ========          ========
NET INCOME per unit                             $    .03          $   1.04
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 14,394          $183,457
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                60,699            87,660
      Gain on sale of oil and gas
        properties                                     -         (     815)
      Decrease in accounts receivable -
        oil and gas sales                         21,466            74,192
      Increase in accounts receivable -
        General Partner                                -         (     945)
      Decrease in accounts receivable -
        other                                          -               130
      Increase in accounts payable                 4,519             2,820
                                                --------          --------
Net cash provided by operating
   activities                                   $101,078          $346,499
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,337)        ($    342)
   Proceeds from sale of oil and
      gas properties                                   -               967
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($  2,337)         $    625
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($115,990)        ($323,980)
                                                --------          --------
Net cash used by financing activities          ($115,990)        ($323,980)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 17,249)         $ 23,144

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           117,355           305,288
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $100,106          $328,432
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  273,983        $  340,720
   Accounts receivable:
      Oil and gas sales                          320,113           380,975
                                              ----------        ----------
        Total current assets                  $  594,096        $  721,695

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,674,913         2,779,845

DEFERRED CHARGE                                   70,849            70,849
                                              ----------        ----------
                                              $3,339,858        $3,572,389
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   42,929        $   42,712
   Gas imbalance payable                          25,479            25,479
                                              ----------        ----------
        Total current liabilities             $   68,408        $   68,191

ACCRUED LIABILITY                             $  151,671        $  151,671

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  183,388)      ($  179,285)
   Limited Partners, issued and
      outstanding, 244,536 units               3,303,167         3,531,812
                                              ----------        ----------
        Total Partners' capital               $3,119,779        $3,352,527
                                              ----------        ----------
                                              $3,339,858        $3,572,389
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        ---------

REVENUES:
   Oil and gas sales                            $469,764        $680,865
   Interest income                                 2,875           5,748
   Gain on sale of oil and gas
      properties                                       -         166,701
                                                --------        --------
                                                $472,639        $853,314

COSTS AND EXPENSES:
   Lease operating                              $126,394        $106,689
   Production tax                                 33,147          46,940
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 129,619         138,087
   General and administrative
      (Note 2)                                    86,220          84,432
                                                --------        --------
                                                $375,380        $376,148
                                                --------        --------

NET INCOME                                      $ 97,259        $477,166
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $  9,904        $ 29,094
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $ 87,355        $448,072
                                                ========        ========
NET INCOME per unit                             $    .36        $   1.83
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999              1998
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 97,259          $477,166
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             129,619           138,087
      Gain on sale of oil and gas
        properties                                   -         ( 166,701)
      Decrease in accounts receivable -
        oil and gas sales                       60,862            74,439
      Increase in accounts receivable -
        General Partner                              -         ( 187,596)
     Decrease in accounts receivable -
        other                                        -                54
      Increase (decrease) in accounts
        payable                                    217         (     292)
                                              --------          --------
Net cash provided by operating
   activities                                 $287,957          $335,157
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 24,687)        ($ 36,691)
   Proceeds from sale of oil and
      gas properties                                 -           187,542
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 24,687)         $150,851
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($330,007)        ($535,481)
                                              --------          --------
Net cash used by financing activities        ($330,007)        ($535,481)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 66,737)        ($ 49,473)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         340,720           540,911
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $273,983          $491,438
                                              ========          ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  158,169        $  172,776
   Accounts receivable:
      Oil and gas sales                          242,300           268,703
                                              ----------        ----------
        Total current assets                  $  400,469        $  441,479

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,175,495         1,236,882

DEFERRED CHARGE                                    9,462             9,462
                                              ----------        ----------
                                              $1,585,426        $1,687,823
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   56,315        $   55,996
   Gas imbalance payable                           4,454             4,454
                                              ----------        ----------
        Total current liabilities             $   60,769        $   60,450

ACCRUED LIABILITY                             $  182,639        $  182,639

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   75,451)      ($   73,501)
   Limited Partners, issued and
      outstanding, 131,008 units               1,417,469         1,518,235
                                              ----------        ----------
        Total Partners' capital               $1,342,018        $1,444,734
                                              ----------        ----------
                                              $1,585,426        $1,687,823
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $393,394          $477,763
   Interest income                                 1,604             2,797
   Gain on sale of oil and
      gas properties                                   -            24,154
                                                --------          --------
                                                $394,998          $504,714

COSTS AND EXPENSES:
   Lease operating                              $167,212          $148,237
   Production tax                                 28,906            29,531
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  78,104            76,607
   General and administrative
      (Note 2)                                    46,799            45,779
                                                --------          --------
                                                $321,021          $300,154
                                                --------          --------

NET INCOME                                      $ 73,977          $204,560
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  6,743          $ 13,152
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 67,234          $191,408
                                                ========          ========
NET INCOME per unit                             $    .51          $   1.46
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 73,977        $204,560
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                78,104          76,607
      Gain on sale of oil and gas
        properties                                     -       (  24,154)
      Decrease in accounts receivable -
        oil and gas sales                         26,403          48,193
      Increase in accounts receivable -
        General Partner                                -       (  26,040)
      Increase (decrease) in accounts
        payable                                      319       (  44,475)
                                                --------        --------
Net cash provided by operating
   activities                                   $178,803        $234,691
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,717)      ($ 30,584)
   Proceeds from sale of oil and
      gas properties                                   -          26,040
                                                --------        --------
Net cash used by investing
   activities                                  ($ 16,717)      ($  4,544)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($176,693)      ($310,591)
                                                --------        --------
Net cash used by financing activities          ($176,693)      ($310,591)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 14,607)      ($ 80,444)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           172,776         298,964
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $158,169        $218,520
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                            March 31,         December 31,
                                              1999               1998
                                          -------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  199,833         $  483,197
   Accounts receivable:
      Oil and gas sales                        752,381            820,078
                                            ----------         ----------
        Total current assets                $  952,214         $1,303,275

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method             3,110,492          3,190,480

DEFERRED CHARGE                                127,657            127,657
                                            ----------         ----------
                                            $4,190,363         $4,621,412
                                            ==========         ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                         $  262,948         $  302,889
   Gas imbalance payable                       178,518            178,518
                                            ----------         ----------
        Total current liabilities           $  441,466         $  481,407

ACCRUED LIABILITY                           $  298,486         $  298,486

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($  283,572)       ($  275,783)
   Limited Partners, issued and
      outstanding, 418,266 units             3,733,983          4,117,302
                                            ----------         ----------
        Total Partners' capital             $3,450,411         $3,841,519
                                            ----------         ----------
                                            $4,190,363         $4,621,412
                                            ==========         ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,171,493        $1,773,318
   Interest income                                 4,622            12,202
   Gain on sale of oil and
      gas properties                                   -            37,161
                                              ----------        ----------
                                              $1,176,115        $1,822,681

COSTS AND EXPENSES:
   Lease operating                            $  918,218        $  733,211
   Production tax                                 75,277           114,231
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 149,022           296,018
   General and administrative
      (Note 2)                                   147,902           151,137
                                              ----------        ----------
                                              $1,290,419        $1,294,597
                                              ----------        ----------

NET INCOME (LOSS)                            ($  114,304)       $  528,084
                                              ==========        ==========
GENERAL PARTNER - NET
   INCOME                                     $       15        $   37,635
                                              ==========        ==========
LIMITED PARTNERS - NET
   INCOME (LOSS)                             ( $ 114,319)       $  490,449
                                              ==========        ==========
NET INCOME (LOSS) per unit                   ($      .27)       $     1.17
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($114,304)       $  528,084
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               149,022           296,018
      Gain on sale of oil and gas
        properties                                     -       (    37,161)
      Decrease in accounts receivable -
        oil and gas sales                         67,697           275,985
      Increase in accounts receivable -
        General Partner                                -       (    59,735)
      Decrease in accounts payable             (  39,941)      (   306,287)
                                                --------        ----------
Net cash provided by operating
   activities                                   $ 62,474        $  696,904
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 69,034)      ($    2,013)
   Proceeds from sale of oil and
      gas properties                                   -            59,735
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($ 69,034)       $   57,722
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($276,804)      ($  746,201)
                                                --------        ----------
Net cash used by financing activities          ($276,804)      ($  746,201)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($283,364)       $    8,425

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           483,197         1,114,574
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $199,833        $1,122,999
                                                ========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  218,537       $  316,761
   Accounts receivable:
      Oil and gas sales                           268,591          279,590
      Other                                             -            9,631
                                               ----------       ----------
        Total current assets                   $  487,128       $  605,982

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,767,635        2,848,735

DEFERRED CHARGE                                    79,097           79,097
                                               ----------       ----------
                                               $3,333,860       $3,533,814
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   75,481       $  133,841
   Gas imbalance payable                          123,641          123,641
                                               ----------       ----------
        Total current liabilities              $  199,122       $  257,482

ACCRUED LIABILITY                              $  171,735       $  171,735

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  163,338)     ($  164,221)
   Limited Partners, issued and
      outstanding, 221,484 units                3,126,341        3,268,818
                                               ----------       ----------
        Total Partners' capital                $2,963,003       $3,104,597
                                               ----------       ----------
                                               $3,333,860       $3,533,814
                                               ==========       ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $438,597          $664,231
   Interest income                                 3,157             6,206
   Gain (loss) on sale of oil
      and gas properties                       (     296)           28,061
                                                --------          --------
                                                $441,458          $698,498

COSTS AND EXPENSES:
   Lease operating                              $197,971          $247,027
   Production tax                                 19,781            42,453
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 137,357           147,201
   General and administrative
      (Note 2)                                    78,076            76,453
                                                --------          --------
                                                $433,185          $513,134
                                                --------          --------

NET INCOME                                      $  8,273          $185,364
                                                ========          ========
GENERAL PARTNER - NET
   INCOME                                       $  5,750          $ 14,846
                                                ========          ========
LIMITED PARTNERS - NET
   INCOME                                       $  2,523          $170,518
                                                ========          ========
NET INCOME per unit                             $    .01          $    .77
                                                ========          ========
UNITS OUTSTANDING                                221,484           221,484
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  8,273          $185,364
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             137,357           147,201
      (Gain) loss on sale of oil and
        gas properties                             296         (  28,061)
      Decrease in accounts receivable -
        oil and gas sales                       10,999            88,647
      Increase in accounts receivable -
        General Partner                              -         (  50,533)
      Decrease in accounts receivable -
        other                                    9,631                 -
      Decrease in accounts payable           (  58,360)        (  12,576)
                                              --------          --------
Net cash provided by operating
   activities                                 $108,196          $330,042
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 56,553)        ($  2,152)
   Proceeds from sale of oil and
      gas properties                                 -            50,533
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 56,553)         $ 48,381
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($149,867)        ($389,953)
                                              --------          --------
Net cash used by financing activities        ($149,867)        ($389,953)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 98,224)        ($ 11,530)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         316,761           541,382
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $218,537          $529,852
                                              ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  107,730       $  169,558
   Accounts receivable:
      Oil and gas sales                           161,023          163,801
      Other                                             -            6,369
                                               ----------       ----------
        Total current assets                   $  268,753       $  339,728

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,372,601        1,427,362

DEFERRED CHARGE                                    50,380           50,380
                                               ----------       ----------
                                               $1,691,734       $1,817,470
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   48,476       $   73,835
   Gas imbalance payable                           60,315           60,315
                                               ----------       ----------
        Total current liabilities              $  108,791       $  134,150

ACCRUED LIABILITY                              $  111,221       $  111,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   99,900)     ($   99,974)
   Limited Partners, issued and
      outstanding, 121,925 units                1,571,622        1,672,073
                                               ----------       ----------
        Total Partners' capital                $1,471,722       $1,572,099
                                               ----------       ----------
                                               $1,691,734       $1,817,470
                                               ==========       ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $266,481          $395,819
   Interest income                                 1,592             3,750
   Gain (loss) on sale of oil
      and gas properties                       (     196)           21,774
                                                --------          --------
                                                $267,877          $421,343

COSTS AND EXPENSES:
   Lease operating                              $142,384          $164,664
   Production tax                                 12,069            24,545
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,246            90,827
   General and administrative
      (Note 2)                                    43,021            42,103
                                                --------          --------
                                                $280,720          $322,139
                                                --------          --------

NET INCOME (LOSS)                              ($ 12,843)         $ 99,204
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  2,608          $  8,406
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($ 15,451)         $ 90,798
                                                ========          ========
NET INCOME (LOSS) per unit                     ($    .13)         $    .74
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 12,843)       $ 99,204
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                83,246          90,827
      (Gain) loss on sale of oil and
        gas properties                               196       (  21,774)
      Decrease in accounts receivable -
        oil and gas sales                          2,778          54,551
      Increase in accounts receivable -
        General Partner                                -       (  19,205)
      Decrease in accounts receivable -
        other                                      6,369               -
      Decrease in accounts payable             (  25,359)      (  10,297)
                                                --------        --------
Net cash provided by operating
   activities                                   $ 54,387        $193,306
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 28,681)      ($  9,302)
   Proceeds from sale of oil and
      gas properties                                   -          32,345
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 28,681)       $ 23,043
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 87,534)      ($277,002)
                                                --------        --------
Net cash used by financing activities          ($ 87,534)      ($277,002)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 61,828)      ($ 60,653)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           169,558         351,163
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $107,730        $290,510
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $23,588                 $ 69,468
               III-B                 12,414                   36,405
               III-C                 21,867                   64,353
               III-D                 12,323                   34,476
               III-E                 37,832                  110,070
               III-F                 19,792                   58,284
               III-G                 10,936                   32,085

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 1999, capital expenditures incurred by the III-E, III-F, and III-G Partnerships totaled $69,034, $56,553, and $28,681, respectively. These expenditures resulted primarily from participation in the successful drilling of the Hay Reservoir Unit No. 67 and the Hay Reservoir Unit No. 74 development wells located in Sweetwater County, Wyoming. The III-E, III-F, and III-G Partnerships have a 5.3%, 4.4%, and 2.2% working interest, respectively, in both the Hay Reservoir No. 67 and the Hay Reservoir No. 74 wells. These drilling activities were conducted in order to improve the recovery of reserves.

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

      However, the partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner intends to extend the term of the III-A, III-B, and III-C Partnerships for the first two-year extension period, but has not determined whether it intends to (i) further extend the term of such Partnerships or (ii) extend the term of any other Partnership.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, as of the date of this Quarterly Report oil prices have rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999            1998
                                                  --------        --------
      Oil and gas sales                           $420,696        $616,201
      Oil and gas production expenses             $151,498        $123,776
      Barrels produced                               9,255           9,961
      Mcf produced                                 191,250         211,971
      Average price/Bbl                           $  10.89        $  14.56
      Average price/Mcf                           $   1.67        $   2.22

      As shown in the table above, total oil and gas sales decreased $195,505 (31.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $46,000 was related to a decrease in volumes of gas sold and approximately $34,000 and $105,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 706 barrels and 20,721 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one significant well during the three months ended March 31, 1999 to perform a workover,
      (ii) the III-A Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 1999 due to its overproduced gas balancing position in that well, and (iii) the sale of several wells during 1998. These decreases were partially offset by the successful recompletion of one well during the fourth quarter of 1998. Average oil and gas prices decreased to $10.89 per barrel and $1.67 per Mcf, respectively, for the three months ended March 31, 1999 from $14.56 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,722 (22.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves and (ii) ad valorem taxes being paid during the three months ended March 31, 1999. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.0% for the three months ended March 31, 1999 from 20.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,647 (15.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 28.7% for the three months ended March 31, 1999 from 23.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,925 (2.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 22.1% for the three months ended March 31, 1999 from 14.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $25,349,701 or 96.03% of the Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $222,201         $386,283
      Oil and gas production expenses             $ 99,277         $ 71,660
      Barrels produced                               7,961           10,008
      Mcf produced                                  78,691          105,871
      Average price/Bbl                           $  11.30         $  14.91
      Average price/Mcf                           $   1.68         $   2.24

      As shown in the table above, total oil and gas sales decreased $164,082 (42.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $30,000 and $61,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $29,000 and $44,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,047 barrels and 27,180 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from normal declines in production. The decrease in volumes of gas sold resulted primarily from
      (i) the shutting-in of one significant well during the three months ended March 31, 1999 to perform a workover, (ii) the III-B Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 1999 due to its overproduced gas balancing position in that well, and (iii) the sale of several wells during 1998. Average oil and gas prices decreased to $11.30 per barrel and $1.68 per Mcf, respectively, for the three months ended March 31, 1999 from $14.91 per barrel and $2.24 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,617 (38.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid during the three months ended March 31, 1999, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve recovery of reserves, and (iii) refunds of prior period lease operating expenses by the operators on two significant wells during the three months ended March 31, 1998. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 44.7% for the three months ended March 31, 1999 from 18.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,961 (30.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 27.3% for the three months ended March 31, 1999 from 22.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,045 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, this percentage increased to 22.0% for the three months ended March 31, 1999 from 12.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $14,763,353  or  106.72%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $469,764         $680,865
      Oil and gas production expenses             $159,541         $153,629
      Barrels produced                               5,417            6,907
      Mcf produced                                 272,481          257,661
      Average price/Bbl                           $  11.86         $  15.85
      Average price/Mcf                           $   1.49         $   2.22

      As shown in the table above, total oil and gas sales decreased $211,101 (31.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $23,000 was related to a decrease in volumes of oil sold and approximately $22,000 and $199,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $33,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,490 barrels, while volumes of gas sold increased 14,820 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from normal declines in production. Average oil and gas prices decreased to $11.86 per barrel and $1.49 per Mcf, respectively, for the three months ended March 31, 1999 from $15.85 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998.

      The III-C Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $166,701 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,912 (3.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 34.0% for the three months ended March 31, 1999 from 22.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,468 (6.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, this expense increased to 27.6% for the three months ended March 31, 1999 from 20.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,788 (2.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 18.4% for the three months ended March 31, 1999 from 12.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $17,535,795  or  71.71%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $393,394         $477,763
      Oil and gas production expenses             $196,118         $177,768
      Barrels produced                               9,478           11,883
      Mcf produced                                 197,820          157,377
      Average price/Bbl                           $   9.50         $  13.57
      Average price/Mcf                           $   1.53         $   2.01

      As shown in the table above, total oil and gas sales decreased $84,369 (17.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $33,000 was related to a decrease in volumes of oil sold and approximately $38,000 and $94,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $81,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,405 barrels, while volumes of gas sold increased 40,443 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production and (ii) a positive prior period volume adjustment made during the three months ended March 31, 1998 on one significant well. The increase in volumes of gas sold resulted primarily from the successful recompletion of one significant well during 1998. Average oil and gas prices decreased to $9.50 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $13.57 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 1998.

      The III-D Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $24,154 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,350 (10.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from a positive prior period adjustment of lease operating expenses made by the operator on one significant well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses increased to 49.9% for the three months ended March 31, 1999 from 37.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,497 (2.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increase in volumes of gas sold. This increase was partially offset by a decrease which resulted primarily from a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 19.9% for the three months ended March 31, 1999 from 16.0% for the three months ended March 31, 1998. This percentage increase resulted primarily from the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,020 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 11.9% for the three months ended March 31, 1999 from 9.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in the oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 1999 totaling $8,697,669 or 66.39% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,171,493       $1,773,318
      Oil and gas production expenses           $  993,495       $  847,442
      Barrels produced                              55,388           64,696
      Mcf produced                                 412,780          513,401
      Average price/Bbl                         $     9.22       $    13.24
      Average price/Mcf                         $     1.60       $     1.79

      As shown in the table above, total oil and gas sales decreased $601,825 (33.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $223,000 and $75,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $123,000 and $180,000, respectively, were related to decreases in the volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,308 barrels and 100,621 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from a positive prior period volume adjustment made during the three months ended March 31, 1998 on one significant well. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser during the three months ended March 31, 1998 on one significant well, (ii) the shutting-in of one significant well during the three months ended March 31, 1999, (iii) a negative prior period volume adjustment made by the purchaser during the three months ended March 31, 1999 on one significant well, and (iv) normal declines in production. Average oil and gas prices decreased to $9.22 per barrel and $1.60 per Mcf, respectively, for the three months ended March 31, 1999 from $13.24 per barrel and $1.79 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $146,053 (17.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from a positive prior period adjustment of lease operating expenses by the operator on one significant well during the three months ended March 31, 1999. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 84.8% for the three months ended March 31, 1999 from 47.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $146,996 (49.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 12.7% from three months ended March 31, 1999 from 16.7% for the three months ended March 31, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,235 (2.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 12.6% for the three months ended March 31, 1999 from 8.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $30,490,016  or  72.90%  of  Limited   Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $438,597         $664,231
      Oil and gas production expenses             $217,752         $289,480
      Barrels produced                              14,872           15,962
      Mcf produced                                 180,095          208,780
      Average price/Bbl                           $  10.66         $  15.16
      Average price/Mcf                           $   1.55         $   2.02

      As shown in the table above, total oil and gas sales decreased $225,634 (34.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $17,000 and $58,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $67,000 and $84,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,090 barrels and 28,685 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one significant well during the three months ended March 31, 1999 and (ii) normal declines in production. Average oil and gas prices decreased to $10.66 per barrel and $1.55 per Mcf, respectively, for the three months ended March 31, 1999 from $15.16 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 1998.

      The III-F Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $28,061 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $71,728 (24.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a decrease in lease operating expenses which resulted primarily from the reversal of a litigation accrual no longer deemed necessary by management. As a percentage of oil and gas sales, these expenses increased to 49.6% for the three months ended March 31, 1999 from 43.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold, which increase was partially offset by the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,844 (6.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold, which decreases were partially offset by downward revisions in the estimates of remaining oil reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 31.3% for the three months ended March 31, 1999 from 22.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,623 (2.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 17.8% for the three months ended March 31, 1999 from 11.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $11,274,904  or  50.91%  of  Limited   Partners'  capital
      contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $266,481         $395,819
      Oil and gas production expenses             $154,453         $189,209
      Barrels produced                              10,937           11,356
      Mcf produced                                  96,544          112,915
      Average price/Bbl                           $  10.69         $  15.05
      Average price/Mcf                           $   1.55         $   1.99

      As shown in the table above, total oil and gas sales decreased $129,338 (32.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $6,000 and $33,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $48,000 and $43,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 419 barrels and 16,371 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one significant well during the three months ended March 31, 1999 and (ii) normal declines in production. Average oil and gas prices decreased to $10.69 per barrel and $1.55 per Mcf, respectively, for the three months ended March 31, 1999 from $15.05 per barrel and $1.99 per Mcf, respectively, for the three months ended March 31, 1998.

      The III-G Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $21,774 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,756 (18.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a decrease in lease operating expenses which resulted primarily from the reversal of a litigation accrual no longer deemed necessary by management. As a percentage of oil and gas sales, these expenses increased to 58.0% for the three months ended March 31, 1999 from 47.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold, which increase was partially offset by the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,581 (8.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 31.2% for the three months ended March 31, 1999 from 22.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $918 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 16.1% for the three months ended March 31, 1999 from 10.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling  $  5,932,287  or  48.66%  of  Limited   Partners'  capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

      27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

(b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 1999:

                  Date of Event:                  January 29, 1999
                  Date filed with the SEC:        January 29, 1999
                  Items Included:                 Item 5 - Other Events
                                                  Item 7 - Exhibits

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

                                (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner

Date:  May 12, 1999             By:       /s/Dennis R. Neill
                                      --------------------------------
                                      (Signature)
                                      Dennis R. Neill
                                      President

Date:  May 12, 1999             By:      /s/Patrick M. Hall
                                      --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.