Form 10-Q
period 1999-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1999-08-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  241,168       $  212,695
   Accounts receivable:
      Oil and gas sales                           346,277          282,108
                                               ----------       ----------
        Total current assets                   $  587,445       $  494,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,989,376        2,222,673

DEFERRED CHARGE                                   266,532          266,532
                                               ----------       ----------
                                               $2,843,353       $2,984,008
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   31,917       $   62,011
   Gas imbalance payable                           30,903           30,903
                                               ----------       ----------
        Total current liabilities              $   62,820       $   92,914

ACCRUED LIABILITY                              $   76,845       $   76,845

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  194,945)     ($  197,325)
   Limited Partners, issued and
      outstanding, 263,976 units                2,898,633        3,011,574
                                               ----------       ----------
        Total Partners' capital                $2,703,688       $2,814,249
                                               ----------       ----------
                                               $2,843,353       $2,984,008
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $513,083          $528,972
   Interest income                                 1,863             4,634
   Gain on sale of oil and gas
      properties                                     883            11,927
                                                --------          --------
                                                $515,829          $545,533

COSTS AND EXPENSES:
   Lease operating                              $ 77,313          $131,298
   Production tax                                 38,166            44,517
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,617           127,805
   General and administrative
      (Note 2)                                    73,129            73,302
                                                --------          --------
                                                $300,225          $376,922
                                                --------          --------

NET INCOME                                      $215,604          $168,611
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 15,152          $ 13,311
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $200,452          $155,300
                                                ========          ========
NET INCOME per unit                             $    .76          $    .59
                                                ========          ========
UNITS OUTSTANDING                                263,976           263,976
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------        ----------

REVENUES:
   Oil and gas sales                            $933,779        $1,145,173
   Interest income                                 3,848            10,597
   Gain on sale of oil and gas
      properties                                     883            20,041
                                                --------        ----------
                                                $938,510        $1,175,811

COSTS AND EXPENSES:
   Lease operating                              $200,551        $  210,655
   Production tax                                 66,426            88,936
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 232,539           271,374
   General and administrative
      (Note 2)                                   166,185           164,433
                                                --------        ----------
                                                $665,701        $  735,398
                                                --------        ----------

NET INCOME                                      $272,809        $  440,413
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 22,750        $   32,346
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $250,059        $  408,067
                                                ========        ==========
NET INCOME per unit                             $    .95        $     1.55
                                                ========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                                ========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $272,809         $  440,413
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              232,539            271,374
      Gain on sale of oil and gas
        properties                            (     883)       (    20,041)
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  64,169)           176,776
      Decrease in accounts receivable -
        other                                         -                308
      Decrease in accounts payable            (  30,094)       (     6,265)
                                               --------         ----------
Net cash provided by operating
   activities                                  $410,202         $  862,565
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  8,914)       ($   12,009)
   Proceeds from sale of oil and
      gas properties                             10,555             21,802
                                               --------         ----------
Net cash provided by investing
   activities                                  $  1,641         $    9,793
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($383,370)       ($1,064,568)
                                               --------         ----------
Net cash used by financing activities         ($383,370)       ($1,064,568)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 28,473        ($  192,210)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          212,695            522,371
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $241,168         $  330,161
                                               ========         ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  121,121        $  117,355
   Accounts receivable:
      Oil and gas sales                          190,140           164,818
                                              ----------        ----------
        Total current assets                  $  311,261        $  282,173

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,124,178         1,242,380

DEFERRED CHARGE                                  193,310           193,310
                                              ----------        ----------
                                              $1,628,749        $1,717,863
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   19,587        $   21,658
   Gas imbalance payable                          18,422            18,422
                                              ----------        ----------
        Total current liabilities             $   38,009        $   40,080

ACCRUED LIABILITY                             $   41,436        $   41,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   82,088)      ($   85,016)
   Limited Partners, issued and
      outstanding, 138,336 units               1,631,392         1,721,363
                                              ----------        ----------
        Total Partners' capital               $1,549,304        $1,636,347
                                              ----------        ----------
                                              $1,628,749        $1,717,863
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $278,640          $304,200
   Interest income                                   837             2,437
   Gain on sale of oil and gas
      properties                                     372                 -
                                                --------          --------
                                                $279,849          $306,637

COSTS AND EXPENSES:
   Lease operating                              $ 47,177          $ 87,537
   Production tax                                 19,223            25,488
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  58,392            75,547
   General and administrative
      (Note 2)                                    38,359            38,360
                                                --------          --------
                                                $163,151          $226,932
                                                --------          --------

NET INCOME                                      $116,698          $ 79,705
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 25,554          $ 22,167
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 91,144          $ 57,538
                                                ========          ========
NET INCOME per unit                             $    .66          $    .42
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $500,841          $690,483
   Interest income                                 1,825             5,890
   Gain on sale of oil and
      gas properties                                 372               815
                                                --------          --------
                                                $503,038          $697,188

COSTS AND EXPENSES:
   Lease operating                              $132,130          $130,947
   Production tax                                 33,547            53,738
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 119,091           163,207
   General and administrative
      (Note 2)                                    87,178            86,134
                                                --------          --------
                                                $371,946          $434,026
                                                --------          --------

NET INCOME                                      $131,092          $263,162
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,063          $ 61,440
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 95,029          $201,722
                                                ========          ========
NET INCOME per unit                             $    .69          $   1.46
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $131,092          $263,162
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               119,091           163,207
      Gain on sale of oil and gas
        properties                             (     372)        (     815)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  25,322)          103,082
      Decrease in accounts receivable -
        other                                          -               130
      Increase (decrease) in accounts
        payable                                (   2,071)              341
                                                --------          --------
Net cash provided by operating
   activities                                   $222,418          $529,107
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,029)        ($ 13,772)
   Proceeds from sale of oil and
      gas properties                                 512               815
                                                --------          --------
Net cash used by investing
   activities                                  ($    517)        ($ 12,957)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($218,135)        ($673,870)
                                                --------          --------
Net cash used by financing activities          ($218,135)        ($673,870)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  3,766         ($157,720)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           117,355           305,288
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $121,121          $147,568
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  311,346        $  340,720
   Accounts receivable:
      Oil and gas sales                          401,992           380,975
                                              ----------        ----------
        Total current assets                  $  713,338        $  721,695

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,554,228         2,779,845

DEFERRED CHARGE                                   70,849            70,849
                                              ----------        ----------
                                              $3,338,415        $3,572,389
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   36,961        $   42,712
   Gas imbalance payable                          25,479            25,479
                                              ----------        ----------
        Total current liabilities             $   62,440        $   68,191

ACCRUED LIABILITY                             $  151,671        $  151,671

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  180,202)      ($  179,285)
   Limited Partners, issued and
      outstanding, 244,536 units               3,304,506         3,531,812
                                              ----------        ----------
        Total Partners' capital               $3,124,304        $3,352,527
                                              ----------        ----------
                                              $3,338,415        $3,572,389
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999            1998
                                                --------        --------

REVENUES:
   Oil and gas sales                            $587,401        $553,291
   Interest income                                 2,630           5,201
   Gain on sale of oil and gas
      properties                                     524         238,632
                                                --------        --------
                                                $590,555        $797,124

COSTS AND EXPENSES:
   Lease operating                              $ 95,551        $134,020
   Production tax                                 37,872          41,763
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 120,329         144,719
   General and administrative
      (Note 2)                                    68,360          68,021
                                                --------        --------
                                                $322,112        $388,523
                                                --------        --------

NET INCOME                                      $268,443        $408,601
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 18,104        $ 25,959
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $250,339        $382,642
                                                ========        ========
NET INCOME per unit                             $   1.02        $   1.57
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,057,165        $1,234,156
   Interest income                                 5,505            10,949
   Gain on sale of oil and gas
      properties                                     524           405,333
                                              ----------        ----------
                                              $1,063,194        $1,650,438

COSTS AND EXPENSES:
   Lease operating                            $  221,945        $  240,709
   Production tax                                 71,019            88,703
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 249,948           282,806
   General and administrative
      (Note 2)                                   154,580           152,453
                                              ----------        ----------
                                              $  697,492        $  764,671
                                              ----------        ----------

NET INCOME                                    $  365,702        $  885,767
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   28,008        $   55,053
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  337,694        $  830,714
                                              ==========        ==========
NET INCOME per unit                           $     1.38        $     3.40
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                                1999                1998
                                              ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $365,702          $  885,767
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             249,948             282,806
      Gain on sale of oil and gas
        properties                           (     524)        (   405,333)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  21,017)            124,101
     Decrease in accounts receivable -
        other                                        -                  54
      Decrease in accounts payable           (   5,751)        (     8,917)
                                              --------          ----------
Net cash provided by operating
   activities                                 $588,358          $  878,478
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 24,331)        ($  114,444)
   Proceeds from sale of oil and
      gas properties                               524             443,992
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 23,807)         $  329,548
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($593,925)        ($1,214,432)
                                              --------          ----------
Net cash used by financing activities        ($593,925)        ($1,214,432)
                                              --------          ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 29,374)        ($    6,406)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         340,720             540,911
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $311,346          $  534,505
                                              ========          ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  197,832        $  172,776
   Accounts receivable:
      Oil and gas sales                          321,010           268,703
                                              ----------        ----------
        Total current assets                  $  518,842        $  441,479

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,103,461         1,236,882

DEFERRED CHARGE                                    9,462             9,462
                                              ----------        ----------
                                              $1,631,765        $1,687,823
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   48,597        $   55,996
   Gas imbalance payable                           4,454             4,454
                                              ----------        ----------
        Total current liabilities             $   53,051        $   60,450

ACCRUED LIABILITY                             $  182,639        $  182,639

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   71,850)      ($   73,501)
   Limited Partners, issued and
      outstanding, 131,008 units               1,467,925         1,518,235
                                              ----------        ----------
        Total Partners' capital               $1,396,075        $1,444,734
                                              ----------        ----------
                                              $1,631,765        $1,687,823
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $473,492          $434,401
   Interest income                                 1,529             1,973
   Gain on sale of oil and
      gas properties                                   -            34,618
                                                --------          --------
                                                $475,021          $470,992

COSTS AND EXPENSES:
   Lease operating                              $116,538          $130,236
   Production tax                                 32,160            30,165
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  72,033            80,961
   General and administrative
      (Note 2)                                    37,173            36,314
                                                --------          --------
                                                $257,904          $277,676
                                                --------          --------

NET INCOME                                      $217,117          $193,316
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,661          $ 12,806
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $203,456          $180,510
                                                ========          ========
NET INCOME per unit                             $   1.56          $   1.38
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $866,886          $912,164
   Interest income                                 3,133             4,770
   Gain on sale of oil and
      gas properties                                   -            58,772
                                                --------          --------
                                                $870,019          $975,706

COSTS AND EXPENSES:
   Lease operating                              $283,750          $278,473
   Production tax                                 61,066            59,696
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 150,137           157,568
   General and administrative
      (Note 2)                                    83,972            82,093
                                                --------          --------
                                                $578,925          $577,830
                                                --------          --------

NET INCOME                                      $291,094          $397,876
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 20,404          $ 25,958
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $270,690          $371,918
                                                ========          ========
NET INCOME per unit                             $   2.07          $   2.84
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $291,094        $397,876
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               150,137         157,568
      Gain on sale of oil and gas
        properties                                     -       (  58,772)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  52,307)         54,223
      Decrease in accounts payable             (   7,399)      (  49,012)
                                                --------        --------
Net cash provided by operating
   activities                                   $381,525        $501,883
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,716)      ($ 58,992)
   Proceeds from sale of oil and
      gas properties                                   -          62,771
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 16,716)       $  3,779
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($339,753)      ($568,405)
                                                --------        --------
Net cash used by financing activities          ($339,753)      ($568,405)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 25,056       ($ 62,743)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           172,776         298,964
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $197,832        $236,221
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             June 30,         December 31,
                                               1999              1998
                                          -------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  512,204         $  483,197
   Accounts receivable:
      Oil and gas sales                        997,694            820,078
                                            ----------         ----------
        Total current assets                $1,509,898         $1,303,275

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method             2,985,489          3,190,480

DEFERRED CHARGE                                127,657            127,657
                                            ----------         ----------
                                            $4,623,044         $4,621,412
                                            ==========         ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                         $  257,512         $  302,889
   Gas imbalance payable                       178,518            178,518
                                            ----------         ----------
        Total current liabilities           $  436,030         $  481,407

ACCRUED LIABILITY                           $  298,486         $  298,486

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($  266,683)       ($  275,783)
   Limited Partners, issued and
      outstanding, 418,266 units             4,155,211          4,117,302
                                            ----------         ----------
        Total Partners' capital             $3,888,528         $3,841,519
                                            ----------         ----------
                                            $4,623,044         $4,621,412
                                            ==========         ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,510,547        $1,848,422
   Interest income                                 3,330            11,826
                                              ----------        ----------
                                              $1,513,877        $1,860,248

COSTS AND EXPENSES:
   Lease operating                            $  663,632        $  787,494
   Production tax                                105,227           136,632
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 144,100           308,628
   General and administrative
      (Note 2)                                   120,050           115,908
                                              ----------        ----------
                                              $1,033,009        $1,348,662
                                              ----------        ----------

NET INCOME                                    $  480,868        $  511,586
                                              ==========        ==========
GENERAL PARTNER - NET
   INCOME                                     $   29,640        $   37,333
                                              ==========        ==========
LIMITED PARTNERS - NET
   INCOME                                     $  451,228        $  474,253
                                              ==========        ==========
NET INCOME per unit                           $     1.08        $     1.14
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,682,040        $3,621,740
   Interest income                                 7,952            24,028
   Gain on sale of oil and
      gas properties                                   -            37,161
                                              ----------        ----------
                                              $2,689,992        $3,682,929

COSTS AND EXPENSES:
   Lease operating                            $1,581,850        $1,520,705
   Production tax                                180,504           250,863
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 293,122           604,646
   General and administrative
      (Note 2)                                   267,952           267,045
                                              ----------        ----------
                                              $2,323,428        $2,643,259
                                              ----------        ----------

NET INCOME                                    $  366,564        $1,039,670
                                              ==========        ==========
GENERAL PARTNER - NET
   INCOME                                     $   29,655        $   74,968
                                              ==========        ==========
LIMITED PARTNERS - NET
   INCOME                                     $  336,909        $  964,702
                                              ==========        ==========
NET INCOME per unit                           $      .81        $     2.31
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $366,564        $1,039,670
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               293,122           604,646
      Gain on sale of oil and gas
        properties                                     -       (    37,161)
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 177,616)          148,688
      Decrease in accounts payable             (  45,377)      (   275,998)
                                                --------        ----------
Net cash provided by operating
   activities                                   $436,693        $1,479,845
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 83,131)      ($    2,013)
   Proceeds from sale of oil and
      gas properties                                   -            70,783
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($ 83,131)       $   68,770
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($319,555)      ($1,687,867)
                                                --------        ----------
Net cash used by financing activities          ($319,555)      ($1,687,867)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 29,007       ($  139,252)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           483,197         1,114,574
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $512,204        $  975,322
                                                ========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  157,341       $  316,761
   Accounts receivable:
      Oil and gas sales                           336,506          279,590
      Other                                             -            9,631
                                               ----------       ----------
        Total current assets                   $  493,847       $  605,982

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,663,299        2,848,735

DEFERRED CHARGE                                    79,097           79,097
                                               ----------       ----------
                                               $3,236,243       $3,533,814
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   83,304       $  133,841
   Gas imbalance payable                          123,641          123,641
                                               ----------       ----------
        Total current liabilities              $  206,945       $  257,482

ACCRUED LIABILITY                              $  171,735       $  171,735

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  161,022)     ($  164,221)
   Limited Partners, issued and
      outstanding, 221,484 units                3,018,585        3,268,818
                                               ----------       ----------
        Total Partners' capital                $2,857,563       $3,104,597
                                               ----------       ----------
                                               $3,236,243       $3,533,814
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $484,427          $570,778
   Interest income                                 1,405             5,604
   Gain on sale of oil and
      gas properties                                 136                 -
                                                --------          --------
                                                $485,968          $576,382

COSTS AND EXPENSES:
   Lease operating                              $278,383          $321,279
   Production tax                                 24,000            48,942
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 123,214           156,742
   General and administrative
      (Note 2)                                    62,368            61,324
                                                --------          --------
                                                $487,965          $588,287
                                                --------          --------

NET LOSS                                       ($  1,997)        ($ 11,905)
                                                ========          ========
GENERAL PARTNER - NET
   INCOME                                       $  4,759          $  5,394
                                                ========          ========
LIMITED PARTNERS - NET LOSS                    ($  6,756)        ($ 17,299)
                                                ========          ========
NET LOSS per unit                              ($    .03)        ($    .08)
                                                ========          ========
UNITS OUTSTANDING                                221,484           221,484
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $923,024        $1,235,009
   Interest income                                 4,562            11,810
   Gain (loss) on sale of oil
      and gas properties                       (     160)           28,061
                                                --------        ----------
                                                $927,426        $1,274,880

COSTS AND EXPENSES:
   Lease operating                              $476,354        $  568,306
   Production tax                                 43,781            91,395
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 260,571           303,943
   General and administrative
      (Note 2)                                   140,444           137,777
                                                --------        ----------
                                                $921,150        $1,101,421
                                                --------        ----------

NET INCOME                                      $  6,276        $  173,459
                                                ========        ==========
GENERAL PARTNER - NET
   INCOME                                       $ 10,509        $   20,240
                                                ========        ==========
LIMITED PARTNERS - NET
   INCOME (LOSS)                               ($  4,233)       $  153,219
                                                ========        ==========
NET INCOME (LOSS) per unit                     ($    .02)       $      .69
                                                ========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                                ========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  6,276          $173,459
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             260,571           303,943
      (Gain) loss on sale of oil and
        gas properties                             160         (  28,061)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  56,916)          158,726
      Decrease in accounts receivable -
        other                                    9,631                 -
      Decrease in accounts payable           (  50,537)        (  18,915)
                                              --------          --------
Net cash provided by operating
   activities                                 $169,185          $589,152
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 75,295)        ($      9)
   Proceeds from sale of oil and
      gas properties                                 -            57,409
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 75,295)         $ 57,400
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($253,310)        ($811,718)
                                              --------          --------
Net cash used by financing activities        ($253,310)        ($811,718)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($159,420)        ($165,166)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         316,761           541,382
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $157,341          $376,216
                                              ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  103,103       $  169,558
   Accounts receivable:
      Oil and gas sales                           202,645          163,801
      Other                                             -            6,369
                                               ----------       ----------
        Total current assets                   $  305,748       $  339,728

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,308,022        1,427,362

DEFERRED CHARGE                                    50,380           50,380
                                               ----------       ----------
                                               $1,664,150       $1,817,470
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   54,563       $   73,835
   Gas imbalance payable                           60,315           60,315
                                               ----------       ----------
        Total current liabilities              $  114,878       $  134,150

ACCRUED LIABILITY                              $  111,221       $  111,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   98,381)     ($   99,974)
   Limited Partners, issued and
      outstanding, 121,925 units                1,536,432        1,672,073
                                               ----------       ----------
        Total Partners' capital                $1,438,051       $1,572,099
                                               ----------       ----------
                                               $1,664,150       $1,817,470
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $297,533          $349,671
   Interest income                                   733             3,008
   Gain on sale of oil and
      gas properties                                 151             1,415
                                                --------          --------
                                                $298,417          $354,094

COSTS AND EXPENSES:
   Lease operating                              $183,236          $196,420
   Production tax                                 14,333            27,760
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  74,050            96,515
   General and administrative
      (Note 2)                                    34,445            33,773
                                                --------          --------
                                                $306,064          $354,468
                                                --------          --------

NET LOSS                                       ($  7,647)        ($    374)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  2,543          $  3,691
                                                ========          ========
LIMITED PARTNERS - NET LOSS                    ($ 10,190)        ($  4,065)
                                                ========          ========
NET LOSS per unit                              ($    .08)        ($    .03)
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $564,014          $745,490
   Interest income                                 2,325             6,758
   Gain (loss) on sale of oil
      and gas properties                       (      45)           23,189
                                                --------          --------
                                                $566,294          $775,437

COSTS AND EXPENSES:
   Lease operating                              $325,620          $361,084
   Production tax                                 26,402            52,305
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 157,296           187,342
   General and administrative
      (Note 2)                                    77,466            75,876
                                                --------          --------
                                                $586,784          $676,607
                                                --------          --------

NET INCOME (LOSS)                              ($ 20,490)         $ 98,830
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,151          $ 12,097
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)           ($ 25,641)         $ 86,733
                                                ========          ========
NET INCOME (LOSS) per unit                     ($    .21)         $    .71
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 20,490)       $ 98,830
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               157,296         187,342
      (Gain) loss on sale of oil and
        gas properties                                45       (  23,189)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  38,844)         85,029
      Decrease in accounts receivable -
        General Partner                                -          13,140
      Decrease in accounts receivable -
        other                                      6,369               -
      Decrease in accounts payable             (  19,272)      (  13,190)
                                                --------        --------
Net cash provided by operating
   activities                                   $ 85,104        $347,962
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 38,001)      ($  7,543)
   Proceeds from sale of oil and
      gas properties                                   -          33,818
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 38,001)       $ 26,275
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($113,558)      ($521,676)
                                                --------        --------
Net cash used by financing activities          ($113,558)      ($521,676)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 66,455)      ($147,439)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           169,558         351,163
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $103,103        $203,724
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $3,661                 $ 69,468
               III-B                  1,954                   36,405
               III-C                  4,007                   64,353
               III-D                  2,697                   34,476
               III-E                  9,980                  110,070
               III-F                  4,084                   58,284
               III-G                  2,360                   32,085

      During the six months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $27,249                 $138,936
               III-B                 14,368                   72,810
               III-C                 25,874                  128,706
               III-D                 15,020                   68,952
               III-E                 47,812                  220,140
               III-F                 23,876                  116,568
               III-G                 13,296                   64,170

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the six months ended June 30, 1999, capital expenditures incurred by the III-E, III-F, and III-G Partnerships totaled $88,131, $75,295, and $38,001, respectively. These expenditures resulted primarily from participation in the successful drilling of the Hay Reservoir Unit No. 67 and the Hay Reservoir Unit No. 74 development wells located in Sweetwater County, Wyoming. The III-E, III-F, and III-G Partnerships have a 5.3%, 4.4%, and 2.2% working interest, respectively, in both the Hay Reservoir No. 67 and the Hay Reservoir No. 74 wells. These drilling activities were conducted in order to improve the recovery of reserves.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1999            1998
                                                  --------        --------
      Oil and gas sales                           $513,083        $528,972
      Oil and gas production expenses             $115,479        $175,815
      Barrels produced                               8,992           9,156
      Mcf produced                                 173,837         186,967
      Average price/Bbl                           $  15.04        $  12.26
      Average price/Mcf                           $   2.17        $   2.23

      As shown in the table above, total oil and gas sales decreased $15,889 (3.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $2,000 and $29,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $10,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $25,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 164 barrels and 13,130 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil prices increased to $15.04 per barrel for the three months ended June 30, 1999 from $12.26 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $2.17 per Mcf for the three months ended June 30, 1999 from $2.23 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $60,336 (34.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) positive prior period ad valorem tax adjustments made by the operator on several wells during the three months ended June 30, 1998, (ii) workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to improve the recovery of reserves, and (iii) positive prior period adjustments of lease operating expenses made by the operator on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended June 30, 1999 from 33.2% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,188 (12.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 21.8% for the three months ended June 30, 1999 from 24.2% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of oil sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.3% for the three months ended June 30, 1999 from 13.9% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999            1998
                                                  --------       ----------
      Oil and gas sales                           $933,779       $1,145,173
      Oil and gas production expenses             $266,977       $  299,591
      Barrels produced                              18,247           19,117
      Mcf produced                                 365,087          398,938
      Average price/Bbl                           $  12.93       $    13.46
      Average price/Mcf                           $   1.91       $     2.23

      As shown in the table above, total oil and gas sales decreased $211,394 (18.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $115,000 was related to a decrease in the average price of gas sold and approximately $75,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 870 barrels and 33,851 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $12.93 per barrel and $1.91 per Mcf, respectively, for the six months ended June 30, 1999 from $13.46 per barrel and $2.23 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,614 (10.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 28.6% for the six months ended June 30, 1999 from 26.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $38,835 (14.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 24.9% for the six months ended June 30, 1999 from 23.7% for the six months ended June 30, 1998.

      General and administrative expenses increased $1,752 (1.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.8% for the six months ended June 30, 1999 from 14.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $25,529,701 or 96.71% of the Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $278,640         $304,200
      Oil and gas production expenses             $ 66,400         $113,025
      Barrels produced                               7,565            8,637
      Mcf produced                                  76,259           91,166
      Average price/Bbl                           $  15.62         $  12.68
      Average price/Mcf                           $   2.10         $   2.14

      As shown in the table above, total oil and gas sales decreased $25,560 (8.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $14,000 and $32,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $22,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,072 barrels and 14,907 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) receipt of a reduced percentage of sales on one significant well during the three months ended June 30, 1999 due to the III-B Partnership's overproduced gas balancing position in that well, and (iii) the sale of several wells during 1998. Average oil prices increased to $15.62 per barrel for the three months ended June 30, 1999 from $12.68 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $2.10 per Mcf for the three months ended June 30, 1999 from $2.14 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,625 (41.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on several wells during the three months ended June 30, 1998 in order to improve the recovery of reserves, and (iii) positive prior period ad valorem tax adjustments made by the operator on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 23.8% for the three months ended June 30, 1999 from 37.2% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of oil sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,155 (22.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 21.0% for the three months ended June 30, 1999 from 24.8% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of oil sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to

      13.8% for the three months ended June 30, 1999 from 12.6% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $500,841         $690,483
      Oil and gas production expenses             $165,677         $184,685
      Barrels produced                              15,526           18,645
      Mcf produced                                 154,950          197,037
      Average price/Bbl                           $  13.40         $  13.88
      Average price/Mcf                           $   1.89         $   2.19

      As shown in the table above, total oil and gas sales decreased $189,642 (27.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $47,000 was related to a decrease in the average price of gas sold and approximately $43,000 and $92,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,119 barrels and 42,087 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) receipt of a reduced percentage of sales on one significant well during the six months ended June 30, 1999 due to the III-B Partnership's overproduced gas balancing position in that well, and
      (iii) the sale of several wells during 1998. Average oil and gas prices decreased to $13.40 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1999 from $13.88 per barrel and $2.19 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,008 (10.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves and (ii) the refund of prior period lease operating expenses by the operator on one significant well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 33.1% for the six months ended June 30, 1999 from 26.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the 1999 workover expenses, the 1998 refund of lease operating expenses, and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $44,116 (27.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense remained relatively constant at 23.8% for the six months ended June 30, 1999 and 23.6% for the six months ended June 30, 1998.

      General and administrative expenses increased $1,044 (1.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.4% for the six months ended June 30, 1999 from 12.5% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $14,847,353  or  107.33%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $587,401         $553,291
      Oil and gas production expenses             $133,423         $175,783
      Barrels produced                               6,615            5,887
      Mcf produced                                 243,439          278,152
      Average price/Bbl                           $  15.75         $  13.01
      Average price/Mcf                           $   1.98         $   1.71

      As shown in the table above, total oil and gas sales increased $34,110 (6.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $9,000 was related to an increase in volumes of oil sold and approximately $18,000 and $66,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $59,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 728 barrels, while volumes of gas sold decreased 34,713 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 1998. Average oil and gas prices increased to $15.75 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1999 from $13.01 per barrel and $1.71 per Mcf, respectively, for the three months ended June 30, 1998.

      The III-C Partnership sold certain oil and gas properties during the three months ended June 30, 1999 and recognized a $524 gain on such sales. Similar sales during the three months ended June 30, 1998 resulted in the III-C Partnership recognizing similar gains totaling $238,632.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $42,360 (24.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) a decrease in repair and maintenance expenses on one significant well during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, and (iii) positive prior period ad valorem tax adjustments made by the operator on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the three months ended June 30, 1999 from 31.8% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,390 (16.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 20.5% for the three months ended June 30, 1999 from 26.2% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 11.6% for the three months ended June 30, 1999 from 12.3% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     1999            1998
                                                  ----------     ----------
      Oil and gas sales                           $1,057,165     $1,234,156
      Oil and gas production expenses             $  292,964     $  329,412
      Barrels produced                                12,032         12,794
      Mcf produced                                   515,920        535,813
      Average price/Bbl                           $    14.00     $    14.55
      Average price/Mcf                           $     1.72     $     1.96

      As shown in the table above, total oil and gas sales decreased $176,991 (14.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $120,000 was related to a decrease in the average price of gas sold and approximately $39,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 762 barrels and 19,893 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $14.00 per barrel and $1.72 per Mcf, respectively, for the six months ended June 30, 1999 from $14.55 per barrel and $1.96 per Mcf, respectively, for the six months ended June 30, 1998.

      The III-C Partnership sold certain oil and gas properties during the six months ended June 30, 1999 and recognized a $524 gain on such sales. Similar sales during the six months ended June 30, 1998 resulted in the III-C Partnership recognizing similar gains totaling $405,333.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,448 (11.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and
      (iii) positive prior period ad valorem tax adjustments made by the operator on several wells during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to

      27.7% for the six months ended June 30, 1999 from 26.7% for the six months ended June 30, 1998. Depreciation, depletion, and amortization of oil and gas properties decreased $32,858 (11.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining reserves and (ii) decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 23.6% for the six months ended June 30, 1999 from 22.9% for the six months ended June 30, 1998.

      General and administrative expenses increased $2,127 (1.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.6% for the six months ended June 30, 1999 from 12.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $17,784,795  or  72.73%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $473,492         $434,401
      Oil and gas production expenses             $148,698         $160,401
      Barrels produced                              10,238            8,409
      Mcf produced                                 173,461          191,222
      Average price/Bbl                           $  14.12         $  11.29
      Average price/Mcf                           $   1.90         $   1.78

      As shown in the table above, total oil and gas sales increased $39,091 (9.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $29,000 and $21,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $21,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $32,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,829 barrels, while volumes of gas sold decreased 17,761 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to (i) prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1999 and (ii) the sale of oil on several wells which had previously been curtailed due to low oil prices. Average oil and gas prices increased to $14.12 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1999 from $11.29 per barrel and $1.78 per Mcf, respectively, for the three months ended June 30, 1998.

      The III-D Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $34,618 gain on such sales. No such sales occurred during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,703 (7.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 31.4% for the three months ended June 30, 1999 from 36.9% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,928 (11.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) the decrease in volumes of gas sold. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 15.2% for the three months ended June 30, 1999 from 18.6% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $859 (2.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended June 30, 1999 from 8.4% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $866,886         $912,164
      Oil and gas production expenses             $344,816         $338,169
      Barrels produced                              19,716           20,292
      Mcf produced                                 371,281          348,599
      Average price/Bbl                           $  11.90         $  12.63
      Average price/Mcf                           $   1.70         $   1.88

      As shown in the table above, total oil and gas sales decreased $45,278 (5.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $14,000 and $66,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $7,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $42,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 576 barrels, while volumes of gas sold increased 22,682 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $11.90 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999 from $12.63 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1998.

      The III-D Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $58,772 gain on such sales. No such sales occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,647 (2.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to a positive prior period adjustment of lease operating expenses made by the operator on one significant well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 39.8% for the six months ended June 30, 1999 from 37.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,431 (4.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998, which decrease was partially offset by the increase in volumes of gas sold. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense remained constant at 17.3% for the six months ended June 30, 1999 and for the six months ended June 30, 1998.

      General and administrative expenses increased $1,879 (2.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 9.7% for the six months ended June 30, 1999 from 9.0% for the six months ended June 30, 1998.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $8,850,669 or 67.56% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,510,547       $1,848,422
      Oil and gas production expenses           $  768,859       $  924,126
      Barrels produced                              52,353           55,248
      Mcf produced                                 406,383          608,497
      Average price/Bbl                         $    14.10       $    11.07
      Average price/Mcf                         $     1.90       $     2.03

      As shown in the table above, total oil and gas sales decreased $337,875 (18.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $54,000 was related to a decrease in the average price of gas sold and approximately $32,000 and $411,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $159,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 2,895 barrels and 202,114 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three significant wells during the three months ended June 30, 1998 and
      (ii) normal declines in production. Average oil prices increased to $14.10 per barrel for the three months ended June 30, 1999 from $11.07 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.90 per Mcf for the three months ended June 30, 1999 from $2.03 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $155,267 (16.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30,1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, (iii) workover expenses incurred on one significant well during the three months ended June 30, 1998, and (iv) positive prior period adjustments of lease operating expenses made by the operator on two significant wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 50.9% for the three months ended June 30, 1999 and 50.0% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $164,528 (53.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) the decrease in volumes of oil and gas sold. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 9.5% for the three months ended June 30, 1999 from 16.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,142 (3.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 7.9% for the three months ended June 30, 1999 from 6.3% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $2,682,040       $3,621,740
      Oil and gas production expenses           $1,762,354       $1,771,568
      Barrels produced                             107,741          119,944
      Mcf produced                                 819,163        1,121,898
      Average price/Bbl                         $    11.59       $    12.24
      Average price/Mcf                         $     1.75       $     1.92

      As shown in the table above, total oil and gas sales decreased $939,700 (25.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $70,000 and $139,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $149,000 and $581,000, respectively, were related to decreases in the volumes of oil and gas sold. Volumes of oil and gas sold decreased 12,203 barrels and 302,735 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three significant wells during the six months ended June 30, 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $11.59 per barrel and $1.75 per Mcf, respectively, for the six months ended June 30, 1999 from $12.24 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30,1998. A decrease primarily due to a decrease in production taxes associated with the decrease in oil and gas sales was substantially offset by an increase in lease operating expenses primarily due to a positive prior period adjustment made by the operator on one significant well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 65.7% for the six months ended June 30, 1999 from 48.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the increase in lease operating expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $311,524 (51.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) a decrease in the volumes of oil and gas sold. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 10.9% for the six months ended June 30, 1999 from 16.7% for the six months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 10.0% for the six months ended June 30, 1999 from 7.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 1999 totaling $30,520,016 or 72.97% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $484,427         $570,778
      Oil and gas production expenses             $302,383         $370,221
      Barrels produced                              15,144           15,011
      Mcf produced                                 150,735          234,242
      Average price/Bbl                           $  14.73         $  12.14
      Average price/Mcf                           $   1.73         $   1.66

      As shown in the table above, total oil and gas sales decreased $86,351 (15.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $139,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of approximately $39,000 and $11,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 133 barrels, while volumes of gas sold decreased 83,507 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998 and (ii) normal declines in production. Average oil and gas prices increased to $14.73 per barrel and $1.73 per Mcf, respectively, for the three months ended June 30, 1999 from $12.14 per barrel and $1.66 per Mcf, respectively, for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $67,838 (18.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in ad valorem taxes paid during the three months ended June 30, 1999, and (iii) workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to improve the recovery of reserves. These decreases were partially offset by a positive prior period adjustment of lease operating expenses on another significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 62.4% for the three months ended June 30, 1999 from 64.9% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,528 (21.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 25.4% for the three months ended June 30, 1999 from 27.5% for the three months ended June 30, 1998.

      General and administrative expenses increased $1,044 (1.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 12.9% for the three months ended June 30, 1999 from 10.7% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------        ----------
      Oil and gas sales                           $923,024        $1,235,009
      Oil and gas production expenses             $520,135        $  659,701
      Barrels produced                              30,016            30,973
      Mcf produced                                 330,830           443,012
      Average price/Bbl                           $  12.71        $    13.70
      Average price/Mcf                           $   1.64        $     1.83

      As shown in the table above, total oil and gas sales decreased $311,985 (25.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $205,000 was related to a decrease in volumes of gas sold and approximately $64,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 957 barrels and 112,182 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the six months ended June 30, 1998, (ii) the shutting-in of one significant well during the six months ended June 30, 1999 and (iii) normal declines in production. Average oil and gas prices decreased to $12.71 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999 from $13.70 per barrel and $1.83 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $139,566 (21.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses primarily due to the reversal of a litigation accrual no longer deemed necessary by management, (ii) workover expenses incurred on two significant wells during the six months ended June 30, 1998 in order to improve the recovery of reserves, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by a positive prior period adjustment of lease operating expenses on another significant well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 56.4% for the six months ended June 30, 1999 from 53.4% for the six months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,372 (14.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 28.2% for the six months ended June 30, 1999 from 24.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,667 (1.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 15.2% for the six months ended June 30, 1999 from 11.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $11,375,904  or  51.36%  of  Limited   Partners'  capital
      contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $297,533         $349,671
      Oil and gas production expenses             $197,569         $224,180
      Barrels produced                              10,549           10,660
      Mcf produced                                  80,960          128,428
      Average price/Bbl                           $  14.77         $  12.17
      Average price/Mcf                           $   1.75         $   1.71

      As shown in the table above, total oil and gas sales decreased $52,138 (14.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $81,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $27,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 111 barrels and 47,468 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998 and (ii) normal declines in production.

      Average oil and gas prices increased to $14.77 per barrel and $1.75 per Mcf, respectively, for the three months ended June 30, 1999 from $12.17 per barrel and $1.71 per Mcf, respectively, for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,611 (11.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in ad valorem taxes paid during the three months ended June 30, 1999, and (iii) workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to improve the recovery of reserves. These decreases were partially offset by a positive prior period adjustment of lease operating expenses on another significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 66.4% for the three months ended June 30, 1999 from 64.1% for the three months ended June 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,465 (23.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 24.9% for the three months ended June 30, 1999 from 27.6% for the three months ended June 30, 1998.

      General and administrative expenses increased $672 (2.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 11.6% for the three months ended June 30, 1999 from 9.7% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $564,014         $745,490
      Oil and gas production expenses             $352,022         $413,389
      Barrels produced                              21,486           22,016
      Mcf produced                                 177,504          241,343
      Average price/Bbl                           $  12.69         $  13.66
      Average price/Mcf                           $   1.64         $   1.84

      As shown in the table above, total oil and gas sales decreased $181,476 (24.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $118,000 was related to a decrease in volumes of gas sold and approximately $21,000 and $36,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 530 barrels and 63,839 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the six months ended June 30, 1998, (ii) the shutting-in of one significant well during the six months ended June 30, 1999, and (iii) normal declines in production. Average oil and gas prices decreased to $12.69 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999 from $13.66 per barrel and $1.84 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $61,367 (14.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in lease operating expenses primarily due to the reversal of a litigation accrual no longer deemed necessary by management, (ii) workover expenses incurred on two significant wells during the six months ended June 30, 1998 in order to improve the recovery of reserves, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by a positive prior period adjustment of lease operating expenses on another significant well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses increased to 62.4% for the six months ended June 30, 1999 from 55.5% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,046 (16.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 27.9% for the six months ended June 30, 1999 from 25.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,590 (2.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 13.7% for the six months ended June 30, 1999 from 10.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $5,957,287  or  48.86%  of  Limited   Partners'   capital
      contributions.


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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas:
      (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

      1.    increase the awareness of the issue among key employees;
      2.    identify areas of potential risk;
      3. assess the relative impact of these risks and Samson's ability to manage them;and
      4.    remediate these risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Partnerships. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

      27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 12, 1999              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 1999              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.