Form 10-Q
period 1999-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 1999-11-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  326,765       $  212,695
   Accounts receivable:
      Oil and gas sales                           402,205          282,108
                                               ----------       ----------
        Total current assets                   $  728,970       $  494,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,885,707        2,222,673

DEFERRED CHARGE                                   266,532          266,532
                                               ----------       ----------
                                               $2,881,209       $2,984,008
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   30,007       $   62,011
   Gas imbalance payable                           30,903           30,903
                                               ----------       ----------
        Total current liabilities              $   60,910       $   92,914

ACCRUED LIABILITY                              $   76,845       $   76,845

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  191,228)     ($  197,325)
   Limited Partners, issued and
      outstanding, 263,976 units                2,934,682        3,011,574
                                               ----------       ----------
        Total Partners' capital                $2,743,454       $2,814,249
                                               ----------       ----------
                                               $2,881,209       $2,984,008
                                               ==========       ==========






                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $594,498          $428,407
   Interest income                                 2,644             3,436
   Loss on sale of oil and gas
      properties                                       -         (      81)
                                                --------          --------
                                                $597,142          $431,762

COSTS AND EXPENSES:
   Lease operating                              $104,224          $103,106
   Production tax                                 48,679            37,047
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 106,766           113,924
   General and administrative
      (Note 2)                                    73,066            75,481
                                                --------          --------
                                                $332,735          $329,558
                                                --------          --------

NET INCOME                                      $264,407          $102,204
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 17,358          $  9,495
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $247,049          $ 92,709
                                                ========          ========
NET INCOME per unit                             $    .93          $    .35
                                                ========          ========
UNITS OUTSTANDING                                263,976           263,976
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                             -----------        ----------

REVENUES:
   Oil and gas sales                          $1,528,277        $1,573,580
   Interest income                                 6,492            14,033
   Gain on sale of oil and gas
      properties                                     883            19,960
                                              ----------        ----------
                                              $1,535,652        $1,607,573

COSTS AND EXPENSES:
   Lease operating                            $  304,775        $  313,761
   Production tax                                115,105           125,983
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 339,305           385,298
   General and administrative
      (Note 2)                                   239,251           239,914
                                              ----------        ----------
                                              $  998,436        $1,064,956
                                              ----------        ----------

NET INCOME                                    $  537,216        $  542,617
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   40,108        $   41,841
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  497,108        $  500,776
                                              ==========        ==========
NET INCOME per unit                           $     1.88        $     1.90
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $537,216         $  542,617
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              339,305            385,298
      Gain on sale of oil and gas
        properties                            (     883)       (    19,960)
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 120,097)           259,323
      Decrease in accounts receivable -
        other                                         -                308
      Decrease in accounts payable            (  32,004)       (     8,757)
                                               --------         ----------
Net cash provided by operating
   activities                                  $723,537         $1,158,829
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  8,909)       ($   12,261)
   Proceeds from sale of oil and
      gas properties                              7,453             23,397
                                               --------         ----------
Net cash provided (used) by investing
   activities                                 ($  1,456)        $   11,136
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($608,011)       ($1,367,476)
                                               --------         ----------
Net cash used by financing activities         ($608,011)       ($1,367,476)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $114,070        ($  197,511)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          212,695            522,371
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $326,765         $  324,860
                                               ========         ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  178,239        $  117,355
   Accounts receivable:
      Oil and gas sales                          237,059           164,818
                                              ----------        ----------
        Total current assets                  $  415,298        $  282,173

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,062,109         1,242,380

DEFERRED CHARGE                                  193,310           193,310
                                              ----------        ----------
                                              $1,670,717        $1,717,863
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   19,201        $   21,658
   Gas imbalance payable                          18,422            18,422
                                              ----------        ----------
        Total current liabilities             $   37,623        $   40,080

ACCRUED LIABILITY                             $   41,436        $   41,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   80,519)      ($   85,016)
   Limited Partners, issued and
      outstanding, 138,336 units               1,672,177         1,721,363
                                              ----------        ----------
        Total Partners' capital               $1,591,658        $1,636,347
                                              ----------        ----------
                                              $1,670,717        $1,717,863
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $380,078          $267,275
   Interest income                                 1,280             1,496
   Gain on sale of oil and gas
      properties                                       -            32,404
                                                --------          --------
                                                $381,358          $301,175

COSTS AND EXPENSES:
   Lease operating                              $ 67,324          $ 75,619
   Production tax                                 29,970            22,144
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  63,953            71,199
   General and administrative
      (Note 2)                                    38,292            39,561
                                                --------          --------
                                                $199,539          $208,523
                                                --------          --------

NET INCOME                                      $181,819          $ 92,652
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,034          $ 23,641
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $145,785          $ 69,011
                                                ========          ========
NET INCOME per unit                             $   1.05          $    .50
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $880,919          $957,758
   Interest income                                 3,105             7,386
   Gain on sale of oil and
      gas properties                                 372            33,219
                                                --------          --------
                                                $884,396          $998,363

COSTS AND EXPENSES:
   Lease operating                              $199,454          $206,566
   Production tax                                 63,517            75,882
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 183,044           234,406
   General and administrative
      (Note 2)                                   125,470           125,695
                                                --------          --------
                                                $571,485          $642,549
                                                --------          --------

NET INCOME                                      $312,911          $355,814
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 72,097          $ 85,081
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $240,814          $270,733
                                                ========          ========
NET INCOME per unit                             $   1.74          $   1.96
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $312,911          $355,814
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               183,044           234,406
      Gain on sale of oil and gas
        properties                             (     372)        (  33,219)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  72,241)          144,185
      Decrease in accounts receivable -
        other                                          -               130
      Increase (decrease) in accounts
        payable                                (   2,457)            3,476
                                                --------          --------
Net cash provided by operating
   activities                                   $420,885          $704,792
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,916)        ($ 15,746)
   Proceeds from sale of oil and
      gas properties                                 515            34,027
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($  2,401)         $ 18,281
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($357,600)        ($839,049)
                                                --------          --------
Net cash used by financing activities          ($357,600)        ($839,049)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 60,884         ($115,976)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           117,355           305,288
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $178,239          $189,312
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  393,156        $  340,720
   Accounts receivable:
      Oil and gas sales                          482,445           380,975
                                              ----------        ----------
        Total current assets                  $  875,601        $  721,695

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,434,807         2,779,845

DEFERRED CHARGE                                   70,849            70,849
                                              ----------        ----------
                                              $3,381,257        $3,572,389
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   36,404        $   42,712
   Gas imbalance payable                          25,479            25,479
                                              ----------        ----------
        Total current liabilities             $   61,883        $   68,191

ACCRUED LIABILITY                             $  151,671        $  151,671

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  169,910)      ($  179,285)
   Limited Partners, issued and
      outstanding, 244,536 units               3,337,613         3,531,812
                                              ----------        ----------
        Total Partners' capital               $3,167,703        $3,352,527
                                              ----------        ----------
                                              $3,381,257        $3,572,389
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999            1998
                                                --------        --------

REVENUES:
   Oil and gas sales                            $701,079        $580,014
   Interest income                                 3,404           5,122
   Gain on sale of oil and gas
      properties                                       -          34,561
                                                --------        --------
                                                $704,483        $619,697

COSTS AND EXPENSES:
   Lease operating                              $125,300        $125,358
   Production tax                                 50,422          44,123
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 119,292         156,876
   General and administrative
      (Note 2)                                    67,671          69,936
                                                --------        --------
                                                $362,685        $396,293
                                                --------        --------

NET INCOME                                      $341,798        $223,404
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 21,691        $ 17,189
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $320,107        $206,215
                                                ========        ========
NET INCOME per unit                             $   1.31        $    .84
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,758,244        $1,814,170
   Interest income                                 8,909            16,071
   Gain on sale of oil and gas
      properties                                     524           439,894
                                              ----------        ----------
                                              $1,767,677        $2,270,135

COSTS AND EXPENSES:
   Lease operating                            $  347,245        $  366,067
   Production tax                                121,441           132,826
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 369,240           439,682
   General and administrative
      (Note 2)                                   222,251           222,389
                                              ----------        ----------
                                              $1,060,177        $1,160,964
                                              ----------        ----------

NET INCOME                                    $  707,500        $1,109,171
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   49,699        $   72,242
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  657,801        $1,036,929
                                              ==========        ==========
NET INCOME per unit                           $     2.69        $     4.24
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                1999                1998
                                              ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $707,500          $1,109,171
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             369,240             439,682
      Gain on sale of oil and gas
        properties                           (     524)        (   439,894)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 101,470)            180,052
     Decrease in accounts receivable -
        other                                        -                  54
      Decrease in accounts payable           (   6,308)        (    10,020)
                                              --------          ----------
Net cash provided by operating
   activities                                 $968,438          $1,279,045
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 24,202)        ($  118,032)
   Proceeds from sale of oil and
      gas properties                               524             482,921
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 23,678)         $  364,889
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($892,324)        ($1,734,315)
                                              --------          ----------
Net cash used by financing activities        ($892,324)        ($1,734,315)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 52,436         ($   90,381)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         340,720             540,911
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $393,156          $  450,530
                                              ========          ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  260,902        $  172,776
   Accounts receivable:
      Oil and gas sales                          381,737           268,703
                                              ----------        ----------
        Total current assets                  $  642,639        $  441,479

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,037,632         1,236,882

DEFERRED CHARGE                                    9,462             9,462
                                              ----------        ----------
                                              $1,689,733        $1,687,823
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   43,689        $   55,996
   Gas imbalance payable                           4,454             4,454
                                              ----------        ----------
        Total current liabilities             $   48,143        $   60,450

ACCRUED LIABILITY                             $  182,639        $  182,639

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   66,586)      ($   73,501)
   Limited Partners, issued and
      outstanding, 131,008 units               1,525,537         1,518,235
                                              ----------        ----------
        Total Partners' capital               $1,458,951        $1,444,734
                                              ----------        ----------
                                              $1,689,733        $1,687,823
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $543,247          $436,235
   Interest income                                 2,242             2,462
   Loss on sale of oil and
      gas properties                                   -         (   2,126)
                                                --------          --------
                                                $545,489          $436,571

COSTS AND EXPENSES:
   Lease operating                              $138,654          $146,240
   Production tax                                 38,299            29,981
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  65,829            87,437
   General and administrative
      (Note 2)                                    36,252            37,465
                                                --------          --------
                                                $279,034          $301,123
                                                --------          --------

NET INCOME                                      $266,455          $135,448
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 15,843          $ 10,147
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $250,612          $125,301
                                                ========          ========
NET INCOME per unit                             $   1.91          $    .96
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999                1998
                                              ----------         -----------

REVENUES:
   Oil and gas sales                          $1,410,133          $1,348,399
   Interest income                                 5,375               7,232
   Gain on sale of oil and
      gas properties                                   -              56,646
                                              ----------          ----------
                                              $1,415,508          $1,412,277

COSTS AND EXPENSES:
   Lease operating                            $  422,404          $  424,713
   Production tax                                 99,365              89,677
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 215,966             245,005
   General and administrative
      (Note 2)                                   120,224             119,558
                                              ----------          ----------
                                              $  857,959          $  878,953
                                              ----------          ----------

NET INCOME                                    $  557,549          $  533,324
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $   36,247          $   36,105
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $  521,302          $  497,219
                                              ==========          ==========
NET INCOME per unit                           $     3.98          $     3.80
                                              ==========          ==========
UNITS OUTSTANDING                                131,008             131,008
                                              ==========          ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $557,549        $533,324
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               215,966         245,005
      Gain on sale of oil and gas
        properties                                     -       (  56,646)
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 113,034)        116,993
      Decrease in accounts payable             (  12,307)      (  68,440)
                                                --------        --------
Net cash provided by operating
   activities                                   $648,174        $770,236
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,716)      ($ 58,841)
   Proceeds from sale of oil and
      gas properties                                   -          64,520
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 16,716)       $  5,679
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($543,332)      ($817,678)
                                                --------        --------
Net cash used by financing activities          ($543,332)      ($817,678)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 88,126       ($ 41,763)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           172,776         298,964
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $260,902        $257,201
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                            September 30,     December 31,
                                                1999              1998
                                           -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  764,655        $  483,197
   Accounts receivable:
      Oil and gas sales                       1,232,464           820,078
                                             ----------        ----------
        Total current assets                 $1,997,119        $1,303,275

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,848,310         3,190,480

DEFERRED CHARGE                                 127,657           127,657
                                             ----------        ----------
                                             $4,973,086        $4,621,412
                                             ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  243,021        $  302,889
   Gas imbalance payable                        178,518           178,518
                                             ----------        ----------
        Total current liabilities            $  421,539        $  481,407

ACCRUED LIABILITY                            $  298,486        $  298,486

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  254,606)      ($  275,783)
   Limited Partners, issued and
      outstanding, 418,266 units              4,507,667         4,117,302
                                             ----------        ----------
        Total Partners' capital              $4,253,061        $3,841,519
                                             ----------        ----------
                                             $4,973,086        $4,621,412
                                             ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,877,248        $1,373,883
   Interest income                                 6,605            10,200
   Loss on sale of oil and
      gas properties                                   -       (     1,063)
                                              ----------        ----------
                                              $1,883,853        $1,383,020

COSTS AND EXPENSES:
   Lease operating                            $  764,530        $  815,923
   Production tax                                126,105            88,476
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 140,883           252,032
   General and administrative
      (Note 2)                                   115,744           119,580
                                              ----------        ----------
                                              $1,147,262        $1,276,011
                                              ----------        ----------

NET INCOME                                    $  736,591        $  107,009
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   42,135        $   14,922
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  694,456        $   92,087
                                              ==========        ==========
NET INCOME per unit                           $     1.66        $      .22
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,559,288        $4,995,623
   Interest income                                14,557            34,228
   Gain on sale of oil and
      gas properties                                   -            36,098
                                              ----------        ----------
                                              $4,573,845        $5,065,949

COSTS AND EXPENSES:
   Lease operating                            $2,346,380        $2,336,628
   Production tax                                306,609           339,339
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 434,005           856,678
   General and administrative
      (Note 2)                                   383,696           386,625
                                              ----------        ----------
                                              $3,470,690        $3,919,270
                                              ----------        ----------

NET INCOME                                    $1,103,155        $1,146,679
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,790        $   89,890
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,031,365        $1,056,789
                                              ==========        ==========
NET INCOME per unit                           $     2.47        $     2.53
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,103,155        $1,146,679
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               434,005           856,678
      Gain on sale of oil and gas
        properties                                     -       (    36,098)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   412,386)          609,349
      Decrease in accounts payable           (    59,868)      (   403,025)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,064,906        $2,173,583
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   91,835)      ($    2,013)
   Proceeds from sale of oil and
      gas properties                                   -            73,654
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($   91,835)       $   71,641
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  691,613)      ($2,515,560)
                                              ----------        ----------
Net cash used by financing activities        ($  691,613)      ($2,515,560)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  281,458       ($  270,336)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           483,197         1,114,574
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  764,655        $  844,238
                                              ==========        ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  442,138       $  316,761
   Accounts receivable:
      Oil and gas sales                           414,358          279,590
      Other                                             -            9,631
                                               ----------       ----------
        Total current assets                   $  856,496       $  605,982

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,520,867        2,848,735

DEFERRED CHARGE                                    79,097           79,097
                                               ----------       ----------
                                               $3,456,460       $3,533,814
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   71,948       $  133,841
   Gas imbalance payable                          123,641          123,641
                                               ----------       ----------
        Total current liabilities              $  195,589       $  257,482

ACCRUED LIABILITY                              $  171,735       $  171,735

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  153,831)     ($  164,221)
   Limited Partners, issued and
      outstanding, 221,484 units                3,242,967        3,268,818
                                               ----------       ----------
        Total Partners' capital                $3,089,136       $3,104,597
                                               ----------       ----------
                                               $3,456,460       $3,533,814
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $698,626          $425,564
   Interest income                                 3,219             4,484
   Gain (loss) on sale of oil
      and gas properties                          18,316         (     893)
                                                --------          --------
                                                $720,161          $429,155

COSTS AND EXPENSES:
   Lease operating                              $199,551          $212,573
   Production tax                                 32,383            27,874
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 143,796           119,141
   General and administrative
      (Note 2)                                    61,302            63,330
                                                --------          --------
                                                $437,032          $422,918
                                                --------          --------

NET INCOME                                      $283,129          $  6,237
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,747          $  4,853
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $263,382          $  1,384
                                                ========          ========
NET INCOME per unit                             $   1.19          $    .01
                                                ========          ========
UNITS OUTSTANDING                                221,484           221,484
                                                ========          ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,621,650        $1,660,573
   Interest income                                 7,781            16,294
   Gain on sale of oil and
      gas properties                              18,156            27,168
                                              ----------        ----------
                                              $1,647,587        $1,704,035

COSTS AND EXPENSES:
   Lease operating                            $  675,905        $  780,879
   Production tax                                 76,164           119,269
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 404,367           423,084
   General and administrative
      (Note 2)                                   201,746           201,107
                                              ----------        ----------
                                              $1,358,182        $1,524,339
                                              ----------        ----------

NET INCOME                                    $  289,405        $  179,696
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   30,256        $   25,093
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  259,149        $  154,603
                                              ==========        ==========
NET INCOME per unit                           $     1.17        $      .70
                                              ==========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $289,405          $  179,696
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             404,367             423,084
      Gain on sale of oil and gas
        properties                           (  18,156)        (    27,168)
      (Increase) decrease in accounts
        receivable - oil and gas sales       ( 134,768)            240,163
      Decrease in accounts receivable -
        other                                    9,631                   -
      Decrease in accounts payable           (  61,893)        (    28,399)
                                              --------          ----------
Net cash provided by operating
   activities                                 $488,586          $  787,376
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 78,236)         $        -
   Proceeds from sale of oil and
      gas properties                            19,893              59,837
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 58,343)         $   59,837
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($304,866)        ($1,028,256)
                                              --------          ----------
Net cash used by financing activities        ($304,866)        ($1,028,256)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $125,377         ($  181,043)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         316,761             541,382
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $442,138          $  360,339
                                              ========          ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  264,280       $  169,558
   Accounts receivable:
      Oil and gas sales                           254,743          163,801
      Other                                             -            6,369
                                               ----------       ----------
        Total current assets                   $  519,023       $  339,728

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,221,654        1,427,362

DEFERRED CHARGE                                    50,380           50,380
                                               ----------       ----------
                                               $1,791,057       $1,817,470
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   45,890       $   73,835
   Gas imbalance payable                           60,315           60,315
                                               ----------       ----------
        Total current liabilities              $  106,205       $  134,150

ACCRUED LIABILITY                              $  111,221       $  111,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   93,594)     ($   99,974)
   Limited Partners, issued and
      outstanding, 121,925 units                1,667,225        1,672,073
                                               ----------       ----------
        Total Partners' capital                $1,573,631       $1,572,099
                                               ----------       ----------
                                               $1,791,057       $1,817,470
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $440,935          $246,676
   Interest income                                 1,924             2,339
   Gain (loss) on sale of oil
      and gas properties                          13,109         (      95)
                                                --------          --------
                                                $455,968          $248,920

COSTS AND EXPENSES:
   Lease operating                              $124,379          $131,326
   Production tax                                 19,702            15,587
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  89,412            71,620
   General and administrative
      (Note 2)                                    33,766            34,867
                                                --------          --------
                                                $267,259          $253,400
                                                --------          --------

NET INCOME (LOSS)                               $188,709         ($  4,480)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,916          $  2,524
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)            $175,793         ($  7,004)
                                                ========          ========
NET INCOME (LOSS) per unit                      $   1.44         ($    .06)
                                                ========          ========
UNITS OUTSTANDING                                121,925           121,925
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999                1998
                                              ----------         -----------

REVENUES:
   Oil and gas sales                          $1,004,949          $  992,166
   Interest income                                 4,249               9,097
   Gain on sale of oil and
      gas properties                              13,064              23,094
                                              ----------          ----------
                                              $1,022,262          $1,024,357

COSTS AND EXPENSES:
   Lease operating                            $  449,999          $  492,410
   Production tax                                 46,104              67,892
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 246,708             258,962
   General and administrative
      (Note 2)                                   111,232             110,743
                                              ----------          ----------
                                              $  854,043          $  930,007
                                              ----------          ----------

NET INCOME                                    $  168,219          $   94,350
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $   18,067          $   14,621
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $  150,152          $   79,729
                                              ==========          ==========
NET INCOME per unit                           $     1.23          $      .65
                                              ==========          ==========
UNITS OUTSTANDING                                121,925             121,925
                                              ==========          ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $168,219        $ 94,350
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               246,708         258,962
      Gain on sale of oil and gas
        properties                             (  13,064)      (  23,094)
      Decrease in accounts receivable -
        General Partner                                -          13,140
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  90,942)        135,732
      Decrease in accounts receivable -
        other                                      6,369               -
      Decrease in accounts payable             (  27,945)      (  21,723)
                                                --------        --------
Net cash provided by operating
   activities                                   $289,345        $457,367
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 41,152)      ($  7,883)
   Proceeds from sale of oil and
      gas properties                              13,216          33,722
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($ 27,936)       $ 25,839
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($166,687)      ($646,417)
                                                --------        --------
Net cash used by financing activities          ($166,687)      ($646,417)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 94,722       ($163,211)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           169,558         351,163
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $264,280        $187,952
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $3,598                 $ 69,468
               III-B                  1,887                   36,405
               III-C                  3,318                   64,353
               III-D                  1,776                   34,476
               III-E                  5,674                  110,070
               III-F                  3,018                   58,284
               III-G                  1,681                   32,085

      During the nine months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $30,847                 $208,404
               III-B                 16,255                  109,215
               III-C                 29,192                  193,059
               III-D                 16,796                  103,428
               III-E                 53,486                  330,210
               III-F                 26,894                  174,852
               III-G                 14,977                   96,255

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the nine months ended September 30, 1999, capital expenditures incurred by the III-E, III-F, and III-G Partnerships totaled $91,835, $78,236, and $41,152, respectively. These expenditures resulted primarily from participation in the successful drilling of the Hay Reservoir Unit No. 67 and the Hay Reservoir Unit No. 74 development wells located in Sweetwater County, Wyoming. The III-E, III-F, and III-G Partnerships have a 5.3%, 4.4%, and 2.2% working interest, respectively, in both the Hay Reservoir No. 67 and the Hay Reservoir No. 74 wells. These drilling activities were conducted in order to improve the recovery of reserves.

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

      However, the partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has elected to extend the term of the III-A, III-B, and III-C Partnerships for the first two-year extension period, but has not determined whether it intends to (i) further extend the term of such Partnerships or (ii) extend the term of any other Partnership.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999            1998
                                                  --------        --------
      Oil and gas sales                           $594,498        $428,407
      Oil and gas production expenses             $152,903        $140,153
      Barrels produced                               9,173           7,908
      Mcf produced                                 162,850         168,184
      Average price/Bbl                           $  20.02        $  11.93
      Average price/Mcf                           $   2.52        $   1.99

      As shown in the table above, total oil and gas sales increased $166,091 (38.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $74,000 and $87,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 1,265 barrels, while volumes of gas sold decreased 5,334 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to the successful workover of one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $20.02 per barrel and $2.52 per Mcf, respectively, for the three months ended September 30, 1999 from $11.93 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,750 (9.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 25.7% for the three months ended September 30, 1999 from 32.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,158 (6.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 18.0% for the three months ended September 30, 1999 from 26.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,415 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the three months ended September 30, 1999 from 17.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,528,277       $1,573,580
      Oil and gas production expenses           $  419,880       $  439,744
      Barrels produced                              27,420           27,025
      Mcf produced                                 527,937          567,122
      Average price/Bbl                         $    15.31       $    13.01
      Average price/Mcf                         $     2.10       $     2.15

      As shown in the table above, total oil and gas sales decreased $45,303 (2.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $84,000 was related to a decrease in volumes of gas sold and approximately $29,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of approximately $63,000 related to an increase in the average price of oil sold and approximately $5,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 395 barrels, while volumes of gas sold decreased 39,185 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil prices increased to $15.31 per barrel for the nine months ended September 30, 1999 from $13.01 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $2.10 per Mcf for the nine months ended September 30, 1999 from $2.15 per Mcf for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,864 (4.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.5% for the nine months ended September 30, 1999 and 27.9% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $45,993 (11.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 22.2% for the nine months ended September 30, 1999 from 24.5% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.7% for the nine months ended September 30, 1999 and 15.2% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $25,740,701 or 97.51% of the Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $380,078         $267,275
      Oil and gas production expenses             $ 97,294         $ 97,763
      Barrels produced                               9,039            7,848
      Mcf produced                                  79,004           87,673
      Average price/Bbl                           $  19.96         $  12.54
      Average price/Mcf                           $   2.53         $   1.93

      As shown in the table above, total oil and gas sales increased $112,803 (42.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $67,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $15,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $16,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,191 barrels, while volumes of gas sold decreased 8,669 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to the successful workover of one significant well during the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 1998. Average oil and gas prices increased to $19.96 per barrel and $2.53 per Mcf, respectively, for the three months ended September 30, 1999 from $12.54 per barrel and $1.93 per Mcf, respectively, for the three months ended September 30, 1998.

      The III-B Partnership sold certain oil and gas properties during the three months ended September 30, 1998 and recognized a $32,404 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 25.6% for the three months ended September 30, 1999 from 36.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,246 (10.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 16.8% for the three months ended September 30, 1999 from 26.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,269 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the three months ended September 30, 1999 from 14.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $880,919         $957,758
      Oil and gas production expenses             $262,971         $282,448
      Barrels produced                              24,565           26,493
      Mcf produced                                 233,954          284,710
      Average price/Bbl                           $  15.82         $  13.48
      Average price/Mcf                           $   2.10         $   2.11

      As shown in the table above, total oil and gas sales decreased $76,839 (8.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $26,000 and $107,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $57,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,928 barrels and 50,756 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the receipt of a reduced percentage of sales on one significant well during the nine months ended September 30, 1999 due to the III-B Partnership's overproduced gas balancing position in that well, and (iii) the sale of several wells during 1998. Average oil prices increased to $15.82 per barrel for the nine months ended September 30, 1999 from $13.48 per barrel for the nine months ended September 30, 1998. Average gas prices remained relatively constant at $2.10 per Mcf for the nine months ended September 30, 1999 and $2.11 per Mcf for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,477 (6.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.9% for the nine months ended September 30, 1999 and 29.5% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,362 (21.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 20.8% for the nine months ended September 30, 1999 from 24.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of oil sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.2% for the nine months ended September 30, 1999 from 13.1% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $14,952,353 or 108.09% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $701,079         $580,014
      Oil and gas production expenses             $175,722         $169,481
      Barrels produced                               5,559            5,424
      Mcf produced                                 247,336          307,257
      Average price/Bbl                           $  20.69         $  14.00
      Average price/Mcf                           $   2.37         $   1.64

      As shown in the table above, total oil and gas sales increased $121,065 (20.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $37,000 and $180,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $98,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 135 barrels, while volumes of gas sold decreased 59,921 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on three significant wells during the three months ended September 30, 1998, and (iii) the sale of several wells in 1998. Average oil and gas prices increased to $20.69 per barrel and $2.37 per Mcf, respectively, for the three months ended September 30, 1999 from $14.00 per barrel and $1.64 per Mcf, respectively, for the three months ended September 30, 1998.

      The III-C Partnership sold certain oil and gas properties during the three months ended September 30, 1998 and recognized a $34,561 gain on such sales. No such sales occurred during the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,241 (3.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 25.1% for the three months ended September 30, 1999 from 29.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,584 (24.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 17.0% for the three months ended September 30, 1999 from 27.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in average prices of oil and gas sold.

      General and administrative expenses decreased $2,265 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the three months ended September 30, 1999 from 12.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1999            1998
                                                  ----------     ----------
      Oil and gas sales                           $1,758,244     $1,814,170
      Oil and gas production expenses             $  468,686     $  498,893
      Barrels produced                                17,591         18,218
      Mcf produced                                   763,256        843,070
      Average price/Bbl                           $    16.11     $    14.38
      Average price/Mcf                           $     1.93     $     1.84

      As shown in the table above, total oil and gas sales decreased $55,926 (3.1%) for the nine months ended September

      30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $9,000 and $147,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $30,000 and $70,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 627 barrels and 79,814 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil and gas prices increased to $16.11 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.38 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998.

      The III-C Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $524 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the III-C Partnership recognizing similar gains totaling $439,894.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $30,207 (6.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 26.7% for the nine months ended September 30, 1999 from 27.5% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $70,442 (16.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) two significant wells being fully depleted in 1998 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 21.0% for the nine months ended September 30, 1999 from 24.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.6% for the nine months ended September 30, 1999 and 12.3% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $18,071,795 or 73.90% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $543,247         $436,235
      Oil and gas production expenses             $176,953         $176,221
      Barrels produced                               7,591            8,152
      Mcf produced                                 169,113          212,093
      Average price/Bbl                           $  18.60         $  10.70
      Average price/Mcf                           $   2.38         $   1.65

      As shown in the table above, total oil and gas sales increased $107,012 (24.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $60,000 and $124,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $71,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 561 barrels and 42,980 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 1998. Average oil and gas prices increased to $18.60 per barrel and $2.38 per Mcf, respectively, for the three months ended September 30, 1999 from $10.70 per barrel and $1.65 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 32.6% for the three months ended September 30, 1999 from 40.4% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,608 (24.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 12.1% for the three months ended September 30, 1999 from 20.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,213 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended September 30, 1999 from 8.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,410,133       $1,348,399
      Oil and gas production expenses           $  521,769       $  514,390
      Barrels produced                              27,307           28,444
      Mcf produced                                 540,394          560,692
      Average price/Bbl                         $    13.76       $    12.08
      Average price/Mcf                         $     1.91       $     1.79

      As shown in the table above, total oil and gas sales increased $61,734 (4.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $46,000 and $66,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $14,000 and $36,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,137 barrels and 20,298 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average oil and gas prices increased to $13.76 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.08 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 37.0% for the nine months ended September 30, 1999 from 38.1% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,039 (11.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 15.3% for the nine months ended September 30, 1999 from 18.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the nine months ended September 30, 1999 from 8.9% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $9,043,669 or 69.03% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,877,248       $1,373,883
      Oil and gas production expenses           $  890,635       $  904,399
      Barrels produced                              44,634           50,991
      Mcf produced                                 436,613          461,661
      Average price/Bbl                         $    17.85       $    10.47
      Average price/Mcf                         $     2.47       $     1.82

      As shown in the table above, total oil and gas sales increased $503,365 (36.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $329,000 and $286,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $67,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 6,357 barrels and 25,048 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $17.85 per barrel and $2.47 per Mcf, respectively, for the three months ended September 30, 1999 from $10.47 per barrel and $1.82 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,764 (1.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) credits received during the three months ended September 30, 1998 from the operator on one significant well for prior period lease operating expenses. As a percentage of oil and gas sales, these expenses decreased to 47.4% for the three months ended September 30, 1999 from 65.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $111,149 (44.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998. The impairment provision was related to a decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 7.5% for the three months ended September 30, 1999 from 18.3% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,836 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 6.2% for the three months ended September 30, 1999 from 8.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $4,559,288       $4,995,623
      Oil and gas production expenses           $2,652,989       $2,675,967
      Barrels produced                             152,375          170,935
      Mcf produced                               1,255,776        1,583,559
      Average price/Bbl                         $    13.43       $    11.71
      Average price/Mcf                         $     2.00       $     1.89

      As shown in the table above, total oil and gas sales decreased $436,335 (8.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $217,000 and $620,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $261,000 and $140,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 18,560 barrels and 327,783 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three significant wells during the nine months ended September 30, 1998 and (ii) normal declines in production. Average oil and gas prices increased to $13.43 per barrel and $2.00 per Mcf, respectively, for the nine months ended September 30, 1999 from $11.71 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Decreases primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold were significantly offset by an increase primarily due to a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses increased to 58.2% for the nine months ended September 30, 1999 from 53.6% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $422,673 (49.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) a decrease in volumes of oil and gas sold. The impairment provision was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 9.5% for the nine months ended September 30, 1999 from 17.1% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 8.4% for the nine months ended September 30, 1999 from 7.7% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $30,862,016 or 73.79% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $698,626         $425,564
      Oil and gas production expenses             $231,934         $240,447
      Barrels produced                              12,820           11,651
      Mcf produced                                 205,030          176,592
      Average price/Bbl                           $  19.22         $  11.10
      Average price/Mcf                           $   2.21         $   1.68

      As shown in the table above, total oil and gas sales increased $273,062 (64.2%) for the three months ended September 30, 1999 as compared to the three months ended

      September 30, 1998. Of this increase, approximately $104,000 and $108,000, respectively, were related to increases in the average prices of oil and gas sold, and approximately $48,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 1,169 barrels and 28,438 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 1998. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $19.22 per barrel and $2.21 per Mcf, respectively, for the three months ended September 30, 1999 from $11.10 per barrel and $1.68 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,513 (3.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 33.2% for the three months ended September 30, 1999 from 56.5% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $24,655 (20.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 20.6% for the three months ended September 30, 1999 from 28.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,028 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the three months ended September 30, 1999 from 14.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999              1998
                                                ----------        ----------
      Oil and gas sales                         $1,621,650        $1,660,573
      Oil and gas production expenses           $  752,069        $  900,148
      Barrels produced                              42,836            42,624
      Mcf produced                                 535,860           619,604
      Average price/Bbl                         $    14.66        $    12.99
      Average price/Mcf                         $     1.85        $     1.79

      As shown in the table above, total oil and gas sales decreased $38,923 (2.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $150,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of approximately $72,000 and $36,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 212 barrels, while volumes of gas sold decreased 83,744 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three significant wells during the nine months ended September 30, 1998, (ii) the shutting-in of one significant well during the nine months ended September 30, 1999 following an unsuccessful workover, and (iii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $14.66 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.99 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $148,079 (16.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the reversal during the nine months ended September 30, 1999 of a litigation accrual no longer deemed necessary by management, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves, (iii) positive prior period production tax adjustments made by the purchaser on several wells during the nine months ended September 30, 1998, and (iv) negative prior period production tax adjustments made by the purchaser on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by a positive prior period adjustment of lease operating expenses made by the operator on another significant well during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 46.4% for the nine months ended September 30, 1999 from 54.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,717 (4.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 24.9% for the nine months ended September 30, 1999 from 25.5% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the nine months ended September 30, 1999 and 12.1% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $11,414,904 or 51.54% of Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $440,935         $246,676
      Oil and gas production expenses             $144,081         $146,913
      Barrels produced                               9,897            8,422
      Mcf produced                                 114,797           92,235
      Average price/Bbl                           $  18.73         $  11.17
      Average price/Mcf                           $   2.23         $   1.65

      As shown in the table above, total oil and gas sales increased $194,259 (78.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $75,000 and $66,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $37,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 1,475 barrels and 22,562 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1998. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $18.73 per barrel and $2.23 per Mcf, respectively, for the three months ended September 30, 1999 from $11.17 per barrel and $1.65 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,832 (1.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 32.7% for the three months ended September 30, 1999 from 59.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,792 (24.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 20.3% for the three months ended September 30, 1999 from 29.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,101 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales these expenses decreased to 7.7% for the three months ended September 30, 1999 from 14.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999              1998
                                                ----------         --------
      Oil and gas sales                         $1,004,949         $992,166
      Oil and gas production expenses           $  496,103         $560,302
      Barrels produced                              31,383           30,438
      Mcf produced                                 292,301          333,578
      Average price/Bbl                         $    14.60         $  12.97
      Average price/Mcf                         $     1.87         $   1.79

      As shown in the table above, total oil and gas sales increased $12,783 (1.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $51,000 and $23,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $12,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $74,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 945 barrels, while volumes of gas sold decreased 41,277 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three significant wells during the nine months ended September 30, 1998, (ii) the shutting-in of one significant well during the nine months ended September 30, 1999 following an unsuccessful workover, and (iii) normal declines in production. These decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $14.60 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.97 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $64,199 (11.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the reversal during the nine months ended September 30, 1999 of a litigation accrual no longer deemed necessary by management, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves, (iii) positive prior period production tax adjustments made by the purchasers on several wells during the nine months ended September 30, 1998, and (iv) negative prior period production tax adjustments made by the purchaser on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by a positive prior period adjustment of lease operating expenses on another significant well during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 49.4% for the nine months ended September 30, 1999 from 56.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,254 (4.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 24.5% for the nine months ended September 30, 1999 from 26.1% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.1% for the nine months ended September 30, 1999 and 11.2% for the nine months ended September 30, 1998.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $6,002,287 or 49.23% of Limited Partners' capital contributions.

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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Partnerships.

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

      4. Remediation. Where Samson perceived a significant risk of Y2k non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      All other exhibits are omitted as inapplicable.

(b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the third quarter of 1999:

            Date of Event:                      September 27, 1999
            Date filed with the SEC:            September 27, 1999
            Items Included:                     Item 5 - Other Events
                                                Item 7 - Exhibits

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

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  November 12, 1999         By:       /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  November 12, 1999         By:      /s/Patrick M. Hall
                                    --------------------------------
                                         (Signature)
                                         Patrick M. Hall
                                         Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.