Form 10-K405
period 1999-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2000-02-25
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                            FORM 10-K405
                          TABLE OF CONTENTS



PART I.........................................................................4
      ITEM 1.   BUSINESS.......................................................4
      ITEM 2.   PROPERTIES....................................................10
      ITEM 3.   LEGAL PROCEEDINGS.............................................25
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........25

PART II.......................................................................25
      ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS..........25
      ITEM 6.   SELECTED FINANCIAL DATA.......................................28
      ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                CONDITION  AND RESULTS OF OPERATIONS..........................36
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................59
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................59
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................60

PART III......................................................................60
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER.......60
      ITEM 11.  EXECUTIVE COMPENSATION........................................61
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................69
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................71

PART IV.......................................................................72
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...................................................72

      SIGNATURES..............................................................78

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

                                        Date of
                Partnership            Activation
                -----------         ------------------

                III-A               November 22, 1989
                III-B               January 24, 1990
                III-C               February 27, 1990
                III-D               September 5, 1990
                III-E               December 26, 1990
                III-F               March 7, 1991
                III-G               September 20, 1991


      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of any other Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                      Initial        Extensions        Current
   Partnership    Termination Date    Exercised    Termination Date
   -----------   ------------------   ---------    ------------------
     III-A       November 22, 1999         1       November 22, 2001
     III-B       January 24, 2000          1       January 24, 2002
     III-C       February 28, 2000         1       February 28, 2002
     III-D       September 5, 2000         -       September 5, 2000
     III-E       December 26, 2000         -       December 26, 2000
     III-F       March 7, 2001             -       March 7, 2001
     III-G       September 20, 2001        -       September 20, 2001

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1999:

      Partnership          Purchaser                Percentage
      -----------    ------------------------       ----------

         III-A       Valero Industrial Gas L.P.
                       ("Valero")                        27.2%
                     El Paso Energy Marketing
                       Company ("El Paso")               26.7%
                     Phibro Energy, Inc.
                       ("Phibro")                        22.8%

         III-B       Phibro                              25.4%
                     Valero                              21.4%
                     El Paso                             20.2%
                     Sun Refining & Marketing
                       Company                           17.0%

         III-C       El Paso                             59.0%

         III-D       El Paso                             58.5%
                     Eaglwing Trading, Inc.
                       ("Eaglwing")                      15.8%

         III-E       Eaglwing                            35.4%
                     El Paso                             12.1%

         III-F       El Paso                             28.2%
                     Amoco Production Co.                10.6%

         III-G       El Paso                             23.7%
                     Amoco Production Co.                12.0%


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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1999.

                         Well Statistics(1)
                       As of December 31, 1999

          Number of Gross Wells(2)        Number of Net Wells(3)
         ---------------------------   ----------------------------
 P/ship  Total    Oil    Gas  N/A(4)   Total    Oil   Gas    N/A(4)
-------- -----   -----   ---  ------   ------  ------ -----  ------
III-A      190     100    90     -     10.51    2.64   7.87    -
III-B      141      70    71     -      6.76    3.09   3.67    -
III-C      170      68   102     -     20.26   11.58   8.68    -
III-D      204     140    62     2     14.67    8.77   5.86   .04
III-E      251     116   133     2     48.08   23.84  23.98   .26
III-F      482     382   100     -     21.55   12.38   9.17    -
III-G    2,034   1,654   380     -     14.46    9.69   4.77    -
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


      Drilling Activities

      During the year ended December 31, 1999, the III-A, III-B, and III-C Partnerships indirectly participated in the developmental drilling activities described below. These Partnerships do not own working interests in any of these wells; therefore, they did not incur any costs associated with the drilling activity:

                          County/            Revenue
P/ship  Well Name         Parish       St.   Interest  Type      Status
------  ---------         -------      ---   --------    ----    ---------

III-A   Joe No. 1-25      Caddo        OK    .00489     Gas      Unknown
        BMT No. 13        Webb         TX    .00499     Gas      Producing
        Hachar No. 35     Webb         TX    .00749     Gas      Producing

III-B   BMT No. 13        Webb         TX    .00232     Gas      Producing
        Hachar No. 35     Webb         TX    .00348     Gas      Producing

III-C   Ray No. 3         Custer       OK    .01368     Gas      Producing
        Woodward 53 No.1  Pecos        TX      (1)      Unknown  (1)
        BMT No. 13        Webb         TX    .00096     Gas      Producing
        Hachar No. 35     Webb         TX    .00145     Gas      Producing

III-D   Woodward 53 No.1  Pecos        TX     (1)       Unknown  (1)
        Ray No. 3         Custer       OK    .00195     Gas      Producing

III-E   Hay Reservoir
          Unit No. 67     Sweetwater   WY    .05256     Gas     Producing
        Hay Reservoir
          Unit No. 74     Sweetwater   WY    .05256     Gas     Producing

III-F   Hay Reservoir
          Unit No. 67     Sweetwater   WY    .04413     Gas     Producing
        Hay Reservoir
          Unit No. 74     Sweetwater   WY    .04413     Gas     Producing

III-G   Hay Reservoir
          Unit No. 67     Sweetwater   WY    .02194     Gas     Producing
        Hay Reservoir
          Unit No. 74     Sweetwater   WY    .02194     Gas     Producing

---------------------

(1) The III-C and III-D  Partnerships  participated  in drilling the Woodward 53
No. 1 well in Pecos County, Texas, but elected to not participate in the completion attempt on this well. The III-C and III-D Partnerships will receive a right to production from this well when, if ever, the completion attempt reaches payout under the terms of the operating agreement governing said well.


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

                         Net Production Data

                          III-A Partnership
                          -----------------

                                      Year Ended December 31,
                               ------------------------------------
                                  1999         1998         1997
                               ----------   ----------   ----------
Production:
   Oil (Bbls)                      35,784       34,689      40,468
   Gas (Mcf)                      665,717      741,990   1,031,152
Oil and gas sales:
   Oil                         $  605,903   $  434,592  $  796,356
   Gas                          1,466,078    1,595,205   2,532,278
                                ---------    ---------   ---------
      Total                    $2,071,981   $2,029,797  $3,328,634
                                =========    =========   =========
Total direct operating
  expenses                     $  585,757   $  576,112  $  719,090
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    28.3%        28.4%       21.6%

Average sales price:
   Per barrel of oil               $16.93       $12.53      $19.68
   Per Mcf of gas                    2.20         2.15        2.46

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 3.99       $ 3.64      $ 3.39

                         Net Production Data

                          III-B Partnership
                          -----------------

                                   Year Ended December 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                      33,676       34,221      37,216
   Gas (Mcf)                      299,745      355,197     518,891
Oil and gas sales:
   Oil                         $  598,881   $  441,820  $  735,310
   Gas                            660,854      759,598   1,236,812
                                ---------    ---------   ---------
      Total                    $1,259,735   $1,201,418  $1,972,122
                                =========    =========   =========
Total direct operating
   expenses                    $  346,919   $  330,107  $  419,217
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    27.5%        27.5%       21.3%

Average sales price:
   Per barrel of oil               $17.78       $12.91      $19.76
   Per Mcf of gas                    2.20         2.14        2.38

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 4.15       $ 3.53      $ 3.39

                         Net Production Data

                          III-C Partnership
                          -----------------

                                      Year Ended December 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                      23,931       22,980      27,069
   Gas (Mcf)                      997,209    1,156,387   1,124,237
Oil and gas sales:
   Oil                         $  428,466   $  312,050  $  534,386
   Gas                          2,018,358    2,134,955   2,537,465
                                ---------    ---------   ---------
      Total                    $2,446,824   $2,447,005  $3,071,851
                                =========    =========   =========
Total direct operating
   expenses                    $  551,030   $  712,038  $  749,102
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    22.5%        29.1%       24.4%

Average sales price:
   Per barrel of oil               $17.90       $13.58      $19.74
   Per Mcf of gas                    2.02         1.85        2.26

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 2.90       $ 3.30      $ 3.49

                         Net Production Data

                          III-D Partnership
                          -----------------

                                   Year Ended December 31,
                               ----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                      36,148       35,908      40,758
   Gas (Mcf)                      716,804      767,089     708,262
Oil and gas sales:
   Oil                         $  562,513   $  413,658  $  778,978
   Gas                          1,444,730    1,375,913   1,556,567
                                ---------    ---------   ---------
      Total                    $2,007,243   $1,789,571  $2,335,545
                                =========    =========   =========
Total direct operating
   expenses                    $  704,051   $  718,656  $  867,060
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    35.1%        40.2%       37.1%

Average sales price:
   Per barrel of oil               $15.56       $11.52      $19.11
   Per Mcf of gas                    2.02         1.79        2.20

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 4.52       $ 4.39      $ 5.46

                         Net Production Data

                          III-E Partnership
                          -----------------

                                   Year Ended December 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                     205,197      223,936     235,152
   Gas (Mcf)                    1,856,697    1,974,917   2,189,619
Oil and gas sales:
   Oil                         $3,146,395   $2,542,259  $4,460,740
   Gas                          3,900,054    3,858,330   4,581,069
                                ---------    ---------   ---------
      Total                    $7,046,449   $6,400,589  $9,041,809
                                =========    =========   =========
Total direct operating
  expenses                     $3,957,399   $3,695,174  $4,513,216
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    56.2%        57.7%       49.9%

Average sales price:
   Per barrel of oil               $15.33       $11.35      $18.97
   Per Mcf of gas                    2.10         1.95        2.09

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 7.69       $ 6.68      $ 7.52

                         Net Production Data

                          III-F Partnership
                          -----------------

                                      Year Ended December 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                      55,619       54,002      65,787
   Gas (Mcf)                      732,832      787,609     898,447
Oil and gas sales:
   Oil                         $  916,715   $  678,439  $1,240,058
   Gas                          1,397,731    1,470,754   1,751,392
                                ---------    ---------   ---------
      Total                    $2,314,446   $2,149,193  $2,991,450
                                =========    =========   =========
Total direct operating
   expenses                    $  926,110   $1,185,467  $1,332,931
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    40.0%        55.2%       44.6%

Average sales price:
   Per barrel of oil               $16.48       $12.56      $18.85
   Per Mcf of gas                    1.91         1.87        1.95

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 5.21       $ 6.40      $ 6.18

                               Net Production Data

                                III-G Partnership
                                -----------------

                                      Year Ended December 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------   ----------  ----------
Production:
   Oil (Bbls)                      40,292       38,858      47,493
   Gas (Mcf)                      409,664      419,813     500,966
Oil and gas sales:
   Oil                         $  661,957   $  487,855  $  897,536
   Gas                            777,743      784,720     947,728
                                ---------    ---------   ---------
      Total                    $1,439,700   $1,272,575  $1,845,264
                                =========    =========   =========
Total direct operating
   expenses                    $  593,911   $  744,443  $  854,673
                                =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                    41.3%        58.5%       46.3%

Average sales price:
   Per barrel of oil               $16.43       $12.55      $18.90
   Per Mcf of gas                    1.90         1.87        1.89

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 5.47       $ 6.84      $ 6.52


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The relatively high oil prices at December 31, 1999 have caused the estimates of remaining economically recoverable oil reserves, as well as the value placed on such reserves, to be higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these high oil prices would result in a corresponding reduction in the estimate of remaining oil reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1999 will actually be realized for such production.

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


                         Proved Reserves and
                          Net Present Values
                        From Proved Reserves

                     As of December 31, 1999(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     4,123,320
        Oil and liquids (Bbls)                          122,055

      Net present value (discounted at
        10% per annum)                              $ 6,136,753

   III-B Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     1,910,965
        Oil and liquids (Bbls)                          122,819

      Net present value (discounted at
        10% per annum)                              $ 3,629,503


   III-C Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     5,373,263
        Oil and liquids (Bbls)                          148,848

      Net present value (discounted at
        10% per annum)                              $ 6,649,976

   III-D Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     2,799,943
        Oil and liquids (Bbls)                          376,088

      Net present value (discounted at
        10% per annum)                              $ 5,152,539


   III-E Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     8,080,765
        Oil and liquids (Bbls)                        2,344,025

      Net present value (discounted at
        10% per annum)                              $20,675,722


   III-F Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     4,164,530
        Oil and liquids (Bbls)                          389,809

      Net present value (discounted at
        10% per annum)                              $ 6,571,735

   III-G Partnership:
   -----------------
      Estimated proved reserves:
        Gas (Mcf)                                     2,268,783
        Oil and liquids (Bbls)                          292,988

      Net present value (discounted at
        10% per annum)                              $ 4,074,459

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


      Significant Properties

      The following tables set forth certain well and reserve information as of December 31, 1999 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Arkla Basin is located in southern Arkansas and northern Louisiana. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and Northwest Colorado. Eastern Colorado and western Kansas contain the Las Animas Arch basin.



                             Significant Properties as of December 31, 1999
                             ----------------------------------------------

                                                          Wells
                                                        Operated by
                                                        Affiliates      Oil        Gas
                     Gross    Net     Other     Total   ------------  Reserves   Reserves    Present
     Basin           Wells    Wells   Wells(1)  Wells   Number  %      (Bbl)      (Mcf)       Value
------------------   ------  -------  --------  ------  ------ ----   --------  ----------  ----------
III-A Partnership:
     Gulf Coast        42     3.27      38        80      11   14%     98,856   2,112,680   $3,902,976
     Anadarko          52     2.38       8        60       9   15%      8,221   1,253,051    1,359,291

III-B Partnership:
     Gulf Coast        40     1.73      38        78       9   12%     64,481   1,131,336   $2,236,863
     Anadarko          37     2.58       6        43       2    5%     53,972     392,777      969,803

III-C Partnership:
     Anadarko          53     5.97      57       110      29   26%     61,689   2,725,580   $3,628,891
     Southern Okla.
       Folded Belt     37     7.09      60        97      21   22%     66,569   1,718,079    1,996,988

III-D Partnership:
     Anadarko          31     3.32      57        88      29   33%      4,485   1,963,529   $2,213,016
     Jay LEC Field     79      .52       -        79       -    -     302,568      43,614    1,629,747
     Southern Okla.
       Folded Belt     26     2.02      58        84      13   15%     37,037     171,684      612,637

---------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.






                             Significant Properties as of December 31, 1999
                             ----------------------------------------------

                                                          Wells
                                                        Operated by
                                                        Affiliates      Oil          Gas
                     Gross    Net     Other     Total   ------------  Reserves     Reserves     Present
     Basin           Wells    Wells   Wells(1)  Wells   Number  %      (Bbl)        (Mcf)(2)     Value
------------------   ------  -------  --------  ------  ------ ----   ---------   ----------  -----------
III-E Partnership:
     Jay LEC Field     79      3.69      -        79       -     -    2,159,360      516,683  $11,923,689
     Green River       54      4.18      5        59       -     -       22,212    3,008,441    3,188,196
     Gulf Coast        62     26.69      5        67      32    48%      44,275    2,046,212    2,487,289

III-F Partnership:
     Green River       62     6.32       5        67       8    12%      89,461    2,525,590  $ 2,977,653
     Anadarko          27     6.10       1        28      23    82%      47,440      992,983    1,012,047
     Las Animas Arch   66     1.73       -        66      -      -       91,031   (    8,577)     810,295

III-G Partnership:
     Green River       62     3.61       5        67       8    12%      56,098    1,259,094  $ 1,547,072
     Anadarko          48     3.59       6        54      38    70%      31,066      596,281      627,874
     Las Animas Arch   66     1.14       -        66       -     -       60,198   (    4,338)     540,681

--------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.
(2)   Negative gas  reserves in the Las Animas Arch Basin  reflect the III-F and
      III-G Partnerships' net overproduced gas balancing positions.


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


                                    PART II

ITEM 5.    MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2000, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                          Number of          Number of
           Partnership      Units         Limited Partners
           -----------    ---------       ----------------

              III-A        263,976             1,328
              III-B        138,336               746
              III-C        244,536             1,256
              III-D        131,008               660
              III-E        418,266             2,103
              III-F        221,484             1,107
              III-G        121,925               584

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


                       Repurchase Offer Prices
                       -----------------------

                    1998                      1999            2000
           ----------------------   ----------------------    ----
           1st   2nd   3rd   4th    1st   2nd   3rd   4th     1st
P/ship     Qtr.  Qtr.  Qtr.  Qtr.   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
------     ----  ----  ----  ----   ----  ----  ----  ----    ----
III-A      $ 8   $16   $15   $14    $14   $13   $13   $12     $11
III-B        8    15    14    13     12    12    13    12      10
III-C       13    20    18    16     15    14    16    14      12
III-D       20    26    25    23     21    20    18    16      13
III-E       26    31    29    28     27    27    21    20      17
III-F       17    21    20    19     18    18    16    16      13
III-G       20    23    22    21     20    20    18    17      13


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties since 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1998, 1999, and 2000:

                         Cash Distributions
                          -----------------

                              1998
               -------------------------------------
                1st        2nd      3rd       4th
      P/ship   Qtr.(1)     Qtr.(2)  Qtr.(3)   Qtr.(4)
      ------   ------   ---------  -------   -------

      III-A     $1.83     2.03      1.11     $1.09
      III-B      2.15     2.33      1.02      1.32
      III-C      2.09     2.62      2.07      1.72
      III-D      2.27     1.85      1.80      1.96
      III-E      1.70     2.16      1.90      1.59
      III-F      1.68     1.85       .94       .87
      III-G      2.18     1.94       .98       .85


                              1999                        2000
               ------------------------------------      ------
                1st        2nd      3rd       4th         1st
      P/ship   Qtr.        Qtr.     Qtr.      Qtr.        Qtr.
      ------   ------   ---------  -------   -------     ------

      III-A    $ .69      $ .68     $ .80    $1.13       $1.01
      III-B      .73        .61       .76     1.17        1.32
      III-C     1.29       1.02      1.17     1.50        1.74
      III-D     1.28       1.17      1.47     1.95        2.56
      III-E      .64        .07       .82     1.09        3.04
      III-F      .65        .46       .18      .94        2.87
      III-G      .70        .21       .37     1.22        3.37

-------------------

(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.
(2) Amount of cash distribution for the III-A, III-C, III-D, III-E, III-F, and III-G Partnerships includes proceeds from the sale of certain oil and gas properties.
(3) Amount of cash distribution for the III-A, III-C, and III-D Partnerships includes proceeds from the sale of certain oil and gas properties.
(4) Amount of cash distribution for the III-B and III-C Partnerships includes proceeds from the sale of certain oil and gas properties.


ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                        Selected Financial Data

                                            III-A Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $2,071,891       $2,029,797     $3,328,634      $3,634,004     $3,647,607
Net Income (Loss):
   Limited Partners           717,149          628,357         33,066       1,109,284    ( 1,243,800)
   General Partner             54,650           53,190         98,919         104,949         76,804
   Total                      771,799          681,547        131,985       1,214,233    ( 1,166,996)
Limited Partners' Net
   Income (Loss) per
   Unit                          2.72             2.38            .13            4.20    (      4.71)
Limited Partners' Cash
   Distributions per
   Unit                          3.30             6.06          11.11            9.47           8.19
Total Assets                2,793,806        2,984,008      3,916,891       6,895,159      8,353,918
Partners' Capital
   (Deficit):
   Limited Partners         2,857,723        3,011,574      3,985,217       6,886,151      8,275,867
   General Partner        (   194,823)     (   197,325)   (   198,271)    (   198,911)   (   143,923)
Number of Units
   Outstanding                263,976          263,976        263,976         263,976        263,976



                                        Selected Financial Data

                                            III-B Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $1,259,735       $1,201,418     $1,972,122      $2,113,507     $2,063,107
Net Income (Loss):
   Limited Partners           417,755          374,539        223,228         712,800    (   296,132)
   General Partner            110,131          108,544         60,762          63,531         48,956
   Total                      527,886          483,083        283,990         776,331    (   247,176)
Limited Partners' Net
   Income (Loss) per
   Unit                          3.02             2.71           1.61            5.15    (      2.14)
Limited Partners' Cash
   Distributions per
   Unit                          3.27             6.82          12.35           10.15           8.86
Total Assets                1,690,316        1,717,863      2,248,586       3,772,912      4,502,744
Partners' Capital
   (Deficit):
   Limited Partners         1,687,118        1,721,363      2,291,824       3,776,596      4,466,796
   General Partner        (    79,362)     (    85,016)   (    97,840)    (    97,092)   (    66,996)
Number of Units
   Outstanding                138,336          138,336        138,336         138,336        138,336




                                        Selected Financial Data

                                            III-C Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $2,446,824       $2,447,005     $3,071,851      $3,259,615     $2,760,488
Net Income (Loss):
   Limited Partners         1,053,071        1,094,816    (   196,027)      1,247,672    ( 1,322,234)
   General Partner             75,430           87,868         86,436         103,933         53,608
   Total                    1,128,501        1,182,684    (   109,591)      1,351,605    ( 1,268,626)
Limited Partners' Net
   Income (Loss) per
   Unit                          4.31             4.48    (       .80)           5.10    (      5.41)
Limited Partners' Cash
   Distributions per
   Unit                          4.98             8.50           9.06            7.26           5.76
Total Assets                3,447,965        3,572,389      4,567,928       7,009,782      7,572,561
Partners' Capital
   (Deficit):
   Limited Partners         3,364,883        3,531,812      4,512,996       6,924,023      7,451,351
   General Partner        (   168,448)     (   179,285)   (   171,438)    (   143,741)   (   125,913)
Number of Units
   Outstanding                244,536          244,536        244,536         244,536        244,536




                                        Selected Financial Data

                                            III-D Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------

Oil and Gas Sales          $2,007,243       $1,789,571     $2,335,545      $2,336,708     $2,087,482
Net Income (Loss):
   Limited Partners           870,221      (    84,498)        35,530         795,298    (   234,478)
   General Partner             55,068           38,462         54,213          59,929         45,966
   Total                      925,289      (    46,036)        89,743         855,227    (   188,512))
Limited Partners' Net
   Income (Loss) per
   Unit                          6.64      (       .64)           .27            6.07    (      1.79)
Limited Partners' Cash
   Distributions per
   Unit                          5.87             7.88          10.33            8.33           6.30
Total Assets                1,810,172        1,687,823      2,890,862       4,241,190      4,463,897
Partners' Capital
   (Deficit):
   Limited Partners         1,618,456        1,518,235      2,636,733       3,953,203      4,248,905
   General Partner        (    66,221)     (    73,501)   (    62,091)    (    50,214)   (    36,176)
Number of Units
   Outstanding                131,008          131,008        131,008         131,008        131,008



                                         Selected Financial Data

                                            III-E Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $7,046,449       $6,400,589     $ 9,041,809     $ 9,030,115    $ 8,676,047
Net Income (Loss):
   Limited Partners         2,016,127      ( 3,260,925)   (    219,259)      2,275,698   (    338,913)
   General Partner            124,846           57,256         158,394         191,012        136,202
   Total                    2,140,973      ( 3,203,669)   (     60,865)      2,466,710   (    202,711)
Limited Partners' Net
   Income (Loss) per
   Unit                          4.82      (      7.80)   (        .52)           5.44   (        .81)
Limited Partners' Cash
   Distributions per
   Unit                          2.62             7.35           10.29            8.67           6.43
Total Assets                5,742,231        4,621,412      11,397,387      15,918,358     17,113,266
Partners' Capital
   (Deficit):
   Limited Partners         5,037,429        4,117,302      10,449,227      14,971,486     16,319,788
   General Partner        (   259,526)     (   275,783)   (    209,050)   (    187,947)  (    127,750)
Number of Units
   Outstanding                418,266          418,266         418,266         418,266        418,266




                                         Selected Financial Data

                                            III-F Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $2,314,446       $2,149,193     $2,991,450      $3,094,738     $2,697,816
Net Income (Loss):
   Limited Partners           801,095      (     5,324)   ( 2,273,148)        483,478    ( 1,521,469)
   General Partner             59,101           29,041         32,514          72,299         25,536
   Total                      860,196           23,717    ( 2,240,634)        555,777    ( 1,495,933)
Limited Partners' Net
   Income (Loss)
   per Unit                      3.62      (       .02)   (     10.26)           2.18    (      6.87)
   Limited Partners' Cash
   Distributions per
   Unit                          2.23             5.34           7.15            5.23           2.05
Total Assets                3,689,702        3,533,814      4,752,817       8,632,813      9,438,169
Partners' Capital
   (Deficit):
   Limited Partners         3,575,913        3,268,818      4,454,142       8,310,290      8,986,812
   General Partner        (   154,318)     (   164,221)   (   146,427)    (    97,523)   (    70,576)
Number of Units
   Outstanding                221,484          221,484        221,484         221,484        221,484



                                        Selected Financial Data

                                            III-G Partnership
                                            -----------------

                              1999             1998           1997            1996           1995
                          -------------    -------------  -------------   -------------  -------------
Oil and Gas Sales          $1,439,700       $1,272,575     $1,845,264      $1,962,555     $1,694,847
Net Income (Loss):
   Limited Partners           588,182      (   308,749)   ( 1,136,965)        380,060    ( 1,024,258)
   General Partner             39,264           13,093         22,672          47,089         15,638
   Total                      627,446      (   295,656)   ( 1,114,293)        427,149    ( 1,008,620)
Limited Partners' Net
   Income (Loss)
   per Unit                      4.82      (      2.53)   (      9.33)           3.12    (      8.40)
Limited Partners' Cash
   Distributions per
   Unit                          2.50             5.95           7.80            5.92           2.67
Total Assets                2,001,438        1,817,470      2,873,056       4,977,730      5,415,275
Partners' Capital
   (Deficit):
   Limited Partners         1,956,255        1,672,073      2,707,822       4,795,787      5,136,727
   General Partner        (    91,045)     (    99,974)   (    85,608)    (    58,669)   (    26,964)
Number of Units
   Outstanding                121,925          121,925        121,925         121,925        121,925


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998, and for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

                                III-A Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $42,184 (2.1%) in 1999 as compared to 1998. Of this increase, approximately $158,000 and $35,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $14,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $164,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,095 barrels, while volumes of gas sold decreased 76,273 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the receipt of a reduced percentage of sales on one significant well during 1999 due to the III-A Partnership's overproduced gas balancing position in that well. Average oil and gas prices increased to $16.93 per barrel and $2.20 per Mcf, respectively, in 1999 from $12.53 per barrel and $2.15 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,645 (1.7%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 28.3% in 1999 and 28.4% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $84,570 (17.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) one significant well being fully depleted in 1998 due to the lack of remaining economically recoverable reserves. These decreases were partially offset by two significant wells being fully depleted in 1999 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 20.0% in 1999 from 24.6% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 15.0% in 1999 from 15.3% in 1998.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $26,037,701 or 98.64% of Limited Partners' capital contributions.


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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $142,978 (19.9%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 28.4% in 1998 from 21.6% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

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



                                III-B Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $58,317 (4.9%) in 1999 as compared to 1998. Of this increase, approximately $164,000 and $20,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $7,000 and $119,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 545 barrels and 55,452 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the receipt of a reduced percentage of sales on one significant well during 1999 due to the III-B Partnership's overproduced gas balancing position in that well. Average oil and gas prices increased to $17.78 per barrel and $2.20 per Mcf, respectively, in 1999 from $12.91 per barrel and $2.14 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,812 (5.1%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses remained constant at 27.5% in 1999 and 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $40,548 (15.2%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. These decreases were partially offset by two significant wells being fully depleted in 1999 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 18.0% in 1999 from 22.2% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 13.0% in 1999 from 13.6% in 1998.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $15,114,353 or 109.26% of Limited Partners' capital contributions.


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


                                III-C Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales remained relatively constant in 1999 as compared to 1998. A decrease in oil and gas sales of approximately $294,000 related to a decrease in volumes of gas sold was substantially offset by increases of approximately $104,000 and $177,000, respectively, related to increases in the average prices of oil and gas sold and approximately $13,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 951 barrels, while volumes of gas sold decreased 159,178 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on two significant wells during 1998, and (iii) a negative prior period volume adjustment made by the purchaser on another significant well during 1999. Average oil and gas prices increased to $17.90 per barrel and $2.02 per Mcf, respectively, in 1999 from $13.58 per barrel and $1.85 per Mcf, respectively, in 1998.

      The III-C Partnership sold certain oil and gas properties in 1998 and recognized a $459,040 gain on such sales. No such gains were recognized in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $161,008 (22.6%) in 1999 as compared to 1998. This decrease was primarily due to a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999. As a percentage of oil and gas sales, these expenses decreased to 22.5% in 1999 from 29.1% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $251,294 (33.8%) in 1999 as compared to 1998. This decrease was primarily due to two significant wells being fully depleted in 1998 due to the lack of remaining economically recoverable reserves. This decrease was partially offset by several other wells being fully depleted in 1999 due to a lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 20.1% in 1999 from 30.4% in 1998. This percentage decrease was primarily due to the increases in average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses remained constant at 11.8% in 1999 and 1998.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $18,439,795 or 75.41% of Limited Partners' capital contributions.

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


                                III-D Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $217,672 (12.2%) in 1999 as compared to 1998. Of this increase, approximately $146,000 and $159,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $90,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 240 barrels, while volumes of gas sold decreased 50,285 Mcf in 1999 as compared to 1998. Average oil and gas prices increased to $15.56 per barrel and $2.02 per Mcf, respectively, in 1999 from $11.52 per barrel and $1.79 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,605 (2.0%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 35.1% in 1999 from 40.2% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $293,426 (56.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) one significant well being fully depleted in 1998 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 11.5% in 1999 from 29.3% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold.

      The III-D Partnership recognized a non-cash charge against earnings of $506,636 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine recoverability of proved oil and gas reserves at December 31, 1998. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 7.8% in 1999 from 8.7% in

1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1999   totaling   $9,299,669  or  70.99%  of  the  Limited   Partners'   capital
contributions


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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $148,404 (17.1%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decreases in (i) production taxes associated with the decrease in oil and gas sales, (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) workover expenses on one multi-well unit during 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 40.2% in 1998 from 37.1% in 1997. This increase was primarily due to the decreases in the average prices of oil and gas sold.

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


                                III-E Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $645,860 (10.1%) in 1999 as compared to 1998. Of this increase, approximately $817,000 and $273,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $213,000 and $231,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 18,739 barrels and 118,220 Mcf, respectively, in 1999 as compared to 1998. Average oil and gas prices increased to $15.33 per barrel and $2.10 per Mcf, respectively, in 1999 from $11.35 per barrel and $1.95 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $262,225 (7.1%) in 1999 as compared to 1998. This increase was primarily due to positive prior period lease operating expense adjustments made by the operators on two significant wells during 1999. This increase was partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 56.2% in 1999 from 57.7% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,505,062 (75.8%) in 1999 as compared to 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) significant upward revisions in estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.8% in 1999 from 31.0% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      The III-E Partnership recognized a non-cash charge against earnings of $3,503,400 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at December 31, 1998. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 7.0% in 1999 from 7.8% in 1998, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1999  totaling   $31,317,016  or  74.87%  of  the  Limited   Partners'   capital
contributions.



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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $818,042 (18.1%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales, (ii) lease operating expenses associated with the decrease in volumes of oil and gas sold, and (iii) workover expenses on one significant multi-well unit during 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 57.7% in 1998 from 49.9% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

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



                                III-F Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $165,253 (7.7%) in 1999 as compared to 1998. Of this increase, approximately $218,000 and $29,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $20,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $102,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,617 barrels, while volumes of gas sold decreased

54,777 Mcf in 1999 as compared to 1998. Average oil and gas prices increased to $16.48 per barrel and $1.91 per Mcf, respectively, in 1999 from $12.56 per barrel and $1.87 per Mcf, respectively, in 1998.

      The III-F Partnership sold certain oil and gas properties during 1999 and recognized a $139,094 gain on such sales. Sales of oil and gas properties during 1998 resulted in the III-F Partnership recognizing similar gains of $22,073.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $259,357 (21.9%) in 1999 as compared to 1998. This decrease was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999,
(ii) a decrease in lease operating expenses due to the reversal of a litigation accrual, and (iii) workover expenses and repair and maintenance expenses incurred on several wells during 1998. As a percentage of oil and gas sales, these expenses decreased to 40.0% in 1999 from 55.2% in 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $301,804 (41.8%) in 1999 as compared to 1998. This decrease was primarily due to several wells being substantially depleted in 1998 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 18.1% in 1999 from 33.6% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 11.3% in 1999 from 12.1% in 1998.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $11,623,904 or 52.48% of Limited Partners' capital contributions.


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

                                III-G Partnership
                                -----------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales increased $167,125 (13.1%) in 1999 as compared to 1998. Of this increase, approximately $156,000 and $12,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $18,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,434 barrels, while volumes of gas sold decreased 10,149 Mcf in 1999 as compared to 1998. Average oil and gas prices increased to $16.43 per barrel and $1.90 per Mcf, respectively, in 1999 from $12.55 per barrel and $1.87 per Mcf, respectively, in 1998.

      The III-G Partnership sold certain oil and gas properties during 1999 and recognized a $124,908 gain on such sales. Sales of oil and gas properties during 1998 resulted in the III-G Partnership recognizing similar gains of $19,340.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $150,532 (20.2%) in 1999 as compared to 1998. This decrease was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999,
(ii) a decrease in lease operating expenses due to the reversal of a litigation accrual, and (iii) workover expenses and repair and maintenance expenses incurred on several wells during 1998. As a percentage of oil and gas sales, these expenses decreased to 41.3% in 1999 from 58.5% in 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $193,387 (48.3%) in 1999 as compared to 1998. This decrease was primarily due to (i) a reduction in the depletable base of oil and gas properties due to an impairment provision recorded during the fourth quarter of 1998 and (ii) several wells being substantially depleted in 1998 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 14.4% in 1999 from 31.5% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      The III-G Partnership recognized a non-cash charge against earnings of $310,413 in the fourth quarter of 1998. This charge was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at December 31, 1998. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses decreased to 10.0% in 1999 from 11.3% in 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $6,151,287 or 50.45% of Limited Partners' capital contributions.



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


      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel or 6 Mcf of gas) for 1999, 1998, and 1997.

                        1999 Compared to 1998
                        ---------------------

                        Average Sales Prices
------------------------------------------------------------------
P/ship           1999                  1998             % Change
------     ----------------      ----------------     ------------
             Oil      Gas          Oil      Gas
           ($/Bbl)  ($/Mcf)      ($/Bbl)  ($/Mcf)      Oil     Gas
           -------  -------      -------  -------     -----   ----
III-A      $16.93   $2.20        $12.53   $2.15       35%      2%
III-B       17.78    2.20         12.91    2.14       38%      3%
III-C       17.90    2.02         13.58    1.85       32%      9%
III-D       15.56    2.02         11.52    1.79       35%     13%
III-E       15.33    2.10         11.35    1.95       35%      8%
III-F       16.48    1.91         12.56    1.87       31%      2%
III-G       16.43    1.90         12.55    1.87       31%      2%


                         Production Volumes
------------------------------------------------------------------
P/ship            1999                 1998             % Change
------     ------------------    ------------------   ------------
             Oil       Gas        Oil        Gas       Oil     Gas
           (Bbls)     (Mcf)      (Bbls)     (Mcf)     (Bbls)  (Mcf)
           -------  ---------    -------  ---------   ------  -----
III-A       35,784    665,717     34,689    741,990    3%     (10%)
III-B       33,676    299,745     34,221    355,197   (2%)    (16%)
III-C       23,931    997,209     22,980  1,156,387    4%     (14%)
III-D       36,148    716,804     35,908    767,089    1%     ( 7%)
III-E      205,197  1,856,697    223,936  1,974,917   (8%)    ( 6%)
III-F       55,619    732,832     54,002    787,609    3%     ( 7%)
III-G       40,292    409,664     38,858    419,813    4%     ( 2%)


                      Average Production Costs
                    per Equivalent Barrel of Oil
                -----------------------------------
                P/ship    1999     1998    % Change
                ------   -----    -----    --------
                III-A    $3.99    $3.64      10%
                III-B     4.15     3.53      18%
                III-C     2.90     3.30      12%
                III-D     4.52     4.39       3%
                III-E     7.69     6.68      15%
                III-F     5.21     6.40      19%
                III-G     5.47     6.84      20%

                        1998 Compared to 1997
                        ---------------------

                        Average Sales Prices
------------------------------------------------------------------
P/ship           1998                  1997             % Change
------     ----------------      ----------------     ------------
             Oil      Gas          Oil      Gas
           ($/Bbl)  ($/Mcf)      ($/Bbl)  ($/Mcf)      Oil     Gas
           -------  -------      -------  -------     -----   ----
III-A      $12.53   $2.15        $19.68    $2.46      (36%)   (13%)
III-B       12.91    2.14         19.76     2.38      (35%)   (10%)
III-C       13.58    1.85         19.74     2.26      (31%)   (18%)
III-D       11.52    1.79         19.11     2.20      (40%)   (19%)
III-E       11.35    1.95         18.97     2.09      (40%)   ( 7%)
III-F       12.56    1.87         18.85     1.95      (33%)   ( 4%)
III-G       12.55    1.87         18.90     1.89      (34%)   ( 1%)


                         Production Volumes
------------------------------------------------------------------
P/ship            1998                 1997             % Change
------     ------------------    ------------------   ------------
             Oil       Gas        Oil        Gas       Oil     Gas
           (Bbls)     (Mcf)      (Bbls)     (Mcf)     (Bbls)  (Mcf)
           -------  ---------    -------  ---------   ------  -----
III-A       34,689    741,990     40,468  1,031,152   (14%)   (28%)
III-B       34,221    355,197     37,216    518,891   ( 8%)   (32%)
III-C       22,980  1,156,387     27,069  1,124,237   (15%)     3%
III-D       35,908    767,089     40,758    708,262   (12%)     8%
III-E      223,936  1,974,917    235,152  2,189,619   ( 5%)   (10%)
III-F       54,002    787,609     65,787    898,447   (18%)   (12%)
III-G       38,858    419,813     47,493    500,966   (18%)   (16%)


                      Average Production Costs
                    per Equivalent Barrel of Oil
                 -----------------------------------
                P/ship    1998     1997    % Change
                ------   -----    -----    --------
                III-A    $3.64    $3.39        7%
                III-B     3.53     3.39        4%
                III-C     3.30     3.49      ( 5%)
                III-D     4.39     5.46      (20%)
                III-E     6.68     7.52      (11%)
                III-F     6.40     6.18        4%
                III-G     6.84     6.52        5%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the Partnerships' proved reserve quantities at December 31, 1999 would have the following remaining lives:

                Partnership      Gas-Years     Oil-Years
                -----------      ---------     ---------

                   III-A           6.2            3.4
                   III-B           6.4            3.7
                   III-C           5.4            6.2
                   III-D           3.9           10.4
                   III-E           4.4           11.4
                   III-F           5.7            7.0
                   III-G           5.5            7.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. In particular, the relatively high oil prices at December 31, 1999 have caused an increase in the estimates of remaining oil reserves which therefore have increased the estimated life of said reserves.

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

      The Partnerships sold certain oil and gas properties during 1999, 1998, and 1997. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1999, 1998, and 1997 were as follows:

      Partnership       1999          1998         1997
      -----------     --------      --------     --------
        III-A         $  9,479      $ 25,815     $572,237
        III-B              515        35,047      278,513
        III-C            9,048       501,935      231,006
        III-D               -         67,181       26,912
        III-E           13,825        77,860       38,925
        III-F          232,143        56,560       83,156
        III-G          153,574        33,830       65,190


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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of any other Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                      Initial        Extensions      Current
   Partnership    Termination Date   Exercised   Termination Date
   -----------   ------------------  ---------   ----------------
     III-A       November 22, 1999        1      November 22, 2001
     III-B       January 24, 2000         1      January  24, 2002
     III-C       February 28, 2000        1      February 28, 2002
     III-D       September 5, 2000        -      September 5, 2000
     III-E       December 26, 2000        -      December 26, 2000
     III-F       March 7, 2001            -      March 7, 2001
     III-G       September 20, 2001       -      September 20, 2001


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Partnerships have not experienced any material effects from the year 2000 issue. Costs incurred by the Partnerships in order to ensure year 2000 compatibility were not material to the Partnerships.


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

            Name          Age     Position with Geodyne
      ----------------    ---    --------------------------------
      Dennis R. Neill      47    President and Director

      Judy K. Fox          48    Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 1999, 1998, and 1997 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

           Partnership      1999        1998       1997
           -----------    --------    --------   --------

              III-A       $277,872    $277,872   $277,872
              III-B        145,620     145,620    145,620
              III-C        257,412     257,412    257,412
              III-D        137,904     137,904    137,904
              III-E        440,280     440,280    440,280
              III-F        233,136     233,136    233,136
              III-G        128,340     128,340    128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1999, 1998, and 1997:



                                          Salary Reimbursements

                                            III-A Partnership
                                            -----------------
                                    Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           -------------------------      ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $166,001     -         -         -            -           -         -
                     1998  $164,445     -         -         -            -           -         -
                     1999  $169,724     -         -         -            -           -         -
----------
(1)   The general and administrative  expenses paid by the III-A Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-A  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-A Partnership  equals or exceeds
      $100,000 per annum.




                                         Salary Reimbursements

                                            III-B Partnership
                                            -----------------
                                   Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                  Other                  ties                  All
     Name                                         Annual  Restricted    Under-                Other
      and                                        Compen-    Stock       lying       LTIP     Compen-
   Principal                 Salary     Bonus    sation    Award(s)    Options/    Payouts   sation
   Position          Year      ($)       ($)       ($)       ($)        SARs(#)      ($)       ($)
---------------      ----    -------   -------   -------  ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997      -         -         -        -            -           -         -
                     1998      -         -         -        -            -           -         -
                     1999      -         -         -        -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $86,993     -         -        -            -           -         -
                     1998    $86,178     -         -        -            -           -         -
                     1999    $88,945     -         -        -            -           -         -
----------
(1)   The general and administrative  expenses paid by the III-B Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-B  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-B Partnership  equals or exceeds
      $100,000 per annum.



                                         Salary Reimbursements

                                            III-C Partnership
                                            -----------------
                                    Three Years Ended December 31, 1999

                                                                Long Term Compensation
                                                            -------------------------------
                                Annual Compensation                Awards          Payouts
                             -------------------------      ---------------------  -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------
Dennis R. Neill,
President(1)         1997      -         -         -          -           -          -         -
                     1998      -         -         -          -           -          -         -
                     1999      -         -         -          -           -          -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $153,778    -         -          -           -          -         -
                     1998    $152,336    -         -          -           -          -         -
                     1999    $157,227    -         -          -           -          -         -
----------
(1)   The general and administrative  expenses paid by the III-C Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-C  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-C Partnership  equals or exceeds
      $100,000 per annum.



                                          Salary Reimbursements

                                            III-D Partnership
                                            -----------------
                                    Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           -------------------------      ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $82,384      -         -         -            -           -         -
                     1998  $81,612      -         -         -            -           -         -
                     1999  $84,232      -         -         -            -           -         -
----------
(1)   The general and administrative  expenses paid by the III-D Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-D  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-D Partnership  equals or exceeds
      $100,000 per annum.




                                         Salary Reimbursements

                                            III-E Partnership
                                            -----------------
                                  Three Years Ended December 31, 1999

                                                             Long Term Compensation
                                                         -------------------------------
                              Annual Compensation               Awards             Payouts
                           -------------------------     ---------------------     -------
                                                                       Securi-
                                                 Other                  ties                   All
     Name                                        Annual  Restricted    Under-                 Other
      and                                       Compen-    Stock       lying        LTIP     Compen-
   Principal               Salary      Bonus    sation    Award(s)    Options/     Payouts   sation
   Position          Year    ($)        ($)       ($)       ($)        SARs(#)       ($)       ($)
---------------      ----  -------    -------   -------  ----------   --------     -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -        -            -            -         -
                     1998    -          -         -        -            -            -         -
                     1999    -          -         -        -            -            -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $263,023     -         -        -            -            -         -
                     1998  $260,558     -         -        -            -            -         -
                     1999  $268,923     -         -        -            -            -         -
----------
(1)   The general and administrative  expenses paid by the III-E Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-E  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-E Partnership  equals or exceeds
      $100,000 per annum.




                                          Salary Reimbursements

                                            III-F Partnership
                                            -----------------
                                     Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           -------------------------      ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $139,275     -         -         -            -           -         -
                     1998  $137,970     -         -         -            -           -         -
                     1999  $142,399     -         -         -            -           -         -
----------
(1)   The general and administrative  expenses paid by the III-F Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-F  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-F Partnership  equals or exceeds
      $100,000 per annum.


                                          Salary Reimbursements

                                            III-G Partnership
                                            -----------------
                                   Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           -------------------------      ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $76,670      -         -         -            -           -         -
                     1998  $75,952      -         -         -            -           -         -
                     1999  $78,390      -         -         -            -           -         -
----------
(1)   The general and administrative  expenses paid by the III-G Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the III-G  Partnership  and no  individual's  salary or other compensation  reimbursement  from the III-G Partnership  equals or exceeds
      $100,000 per annum.



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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2000 (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                 Number of Units
                                                  Beneficially
                                                 Owned (Percent
          Beneficial Owner                       of Outstanding)
------------------------------------           ------------------

III-A Partnership:
-----------------
   Samson Resources Company                    38,684    (14.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          38,684    (14.7%)

III-B Partnership:
-----------------
   Samson Resources Company                    23,148    (16.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          23,148    (16.7%)

III-C Partnership:
-----------------
   Samson Resources Company                    41,472    (17.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          41,472    (17.0%)

III-D Partnership:
-----------------
   Samson Resources Company                    25,988    (19.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          25,988    (19.8%)

III-E Partnership:
-----------------
   Samson Resources Company                    81,124    (19.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          81,124    (19.4%)

III-F Partnership:
-----------------
   Samson Resources Company                    43,903    (19.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          43,903    (19.8%)

III-G Partnership:
-----------------
   Samson Resources Company                    22,582    (18.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)          22,582    (18.5%)

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

                as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are filed as part of this report:

                     Report of Independent Accountants
                     Balance Sheets
                     Statements of Operations
                     Statements of Changes in Partners' Capital (Deficit) Statements of Cash Flows
                     Notes to Financial Statements

           (2)  Financial Statement Schedules:

                None.

           (3)  Exhibits:

            * 4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A.

            * 4.2 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B.

            * 4.3 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C.

                4.4 The Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                     Partnership    Filing Date          File No.
                     -----------    -----------          --------
                        III-D       November 14, 1990    0-18936
                        III-E       January 22, 1991     0-19010
                        III-F       March 25, 1991       0-19102
                        III-G       September 30, 1991   0-19563

            *   4.5  First  Amendment to Certificate of Limited  Partnership and
                     First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-A.

            *   4.6  First Amendment to Certificate of  Limited  Partnership and
                     First Amendmen to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-B.

            *   4.7  First Amendment to Certificate of  Limited  Partnership and
                     First Amendmen to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C.

            *   4.8  Second  Amendment to Agreement of Limited Partnership dated
                     August 4, 1993 for Geodyne Energy Income Limited Partner-ship III-A.

            *   4.9  Second Amendment to Agreement of Limited Partnership  dated
                     August 4, 1993 for Geodyne Energy Income Limited Partner-ship III-B.

            *   4.10 Second Amendment to Agreement of Limited Partnership  dated
                     August 4, 1993 for Geodyne Energy Income Limited Partner-ship III-C.

                4.11 Second Amendment to Agreement of Limited  Partnership dated
                     August 4, 1993 for Geodyne Energy Income Limited Partnership III-D, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

                4.12 Second Amendment to Agreement of Limited  Partnership dated
                     August 4, 1993 for Geodyne Energy Income Limited Partnership III-E, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

                4.13 Second Amendment to Agreement of Limited  Partnership dated
                     August 4, 1993 for Geodyne Energy Income Limited Partnership III-F, filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

                4.14 Second Amendment to Agreement of Limited  Partnership dated
                     August 4, 1993 for Geodyne Energy Income Limited Partnership III-G, filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

           * 4.15 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partner-ship III-A.

           * 4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partner-ship III-B.

           * 4.17 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partner-ship III-C.

                4.18 Third Amendment to Agreement of Limited  Partnership  dated
                     August 31, 1995 for Geodyne Energy Income Limited Partnership III-D, filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

                4.19 Third Amendment to Agreement of Limited  Partnership  dated
                     August 31, 1995 for Geodyne Energy Income Limited Partnership III-E, filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

                4.20 Third Amendment to Agreement of Limited  Partnership  dated
                     August 31, 1995 for Geodyne Energy Income Limited Partnership III-F, filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

                4.21 Third Amendment to Agreement of Limited  Partnership  dated
                     August 31, 1995 for Geodyne Energy Income Limited Partnership III-G, filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

           * 4.22 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A.

           * 4.23 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B.

           * 4.24 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C.

           * 4.25 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for Geodyne Energy Income Limited Part-nership III-A.

           * 4.26 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Part-nership III-B.

           * 4.27 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Part-nership III-C.

           * 23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-A.

           * 23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-B.

           * 23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-C.

           * 23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

           * 23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

           * 23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

           * 23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-G.

           * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           * 27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                     All other Exhibits are omitted as inapplicable.

                ----------
                *Filed herewith.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                                    February 25, 2000

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

By:   /s/Dennis R. Neill   President and         February 25, 2000
      -------------------  Director (Principal
         Dennis R. Neill   Executive Officer)

      /s/Patrick M. Hall   (Principal            February 25, 2000
      -------------------  Financial and
         Patrick M. Hall   Accounting Officer)

      /s/Judy K. Fox       Secretary             February 25, 2000
      -------------------
         Judy K. Fox

Item 8:    Financial Statements and Supplementary Data

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                        1999             1998
                                    -------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents         $  379,613       $  212,695
   Accounts receivable:
      Oil and gas sales                 325,691          282,108
                                      ---------        ---------
        Total current assets         $  705,304       $  494,803

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                     1,808,851        2,222,673

DEFERRED CHARGE                         279,651          266,532
                                      ---------        ---------
                                     $2,793,806       $2,984,008
                                      =========        =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                  $   49,195       $   62,011
   Gas imbalance payable                 31,659           30,903
                                      ---------        ---------

      Total current liabilities      $   80,854       $   92,914

ACCRUED LIABILITY                    $   50,052       $   76,845

PARTNERS' CAPITAL (DEFICIT):
   General Partner                  ($  194,823)     ($  197,325)
   Limited Partners, issued and
      outstanding, 263,976 Units      2,857,723        3,011,574
                                      ---------        ---------
        Total Partners' capital      $2,662,900       $2,814,249
                                      ---------        ---------
                                     $2,793,806       $2,984,008
                                      =========        =========





                     The accompanying notes are an integral
                      part of these financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Operations
          For the Years Ended December 31, 1999, 1998, and 1997

                                   1999          1998           1997
                               ------------  ------------   -----------
REVENUES:
   Oil and gas sales            $2,071,981    $2,029,797     $3,328,634
   Interest income                  10,120        16,726         27,613
   Gain on sale of oil
      and gas properties               883        21,281        148,602
                                 ---------     ---------      ---------
                                $2,082,984    $2,067,804     $3,504,849

COSTS AND EXPENSES:
   Lease operating              $  426,510    $  412,509     $  463,734
   Production tax                  159,247       163,603        255,356
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties               414,145       498,715        725,515
   Impairment provision               -             -         1,617,006
   General and
      Administrative               311,283       311,430        311,253
                                 ---------     ---------      ---------
                                $1,311,185    $1,386,257     $3,372,864
                                 ---------     ---------      ---------

NET INCOME                      $  771,799    $  681,547     $  131,985
                                 =========     =========      =========

GENERAL PARTNER - NET
   INCOME                       $   54,650    $   53,190     $   98,919
                                 =========     =========      =========

LIMITED PARTNERS - NET
   INCOME                       $  717,149    $  628,357     $   33,066
                                 =========     =========      =========
NET INCOME per Unit             $     2.72    $     2.38     $      .13
                                 =========     =========      =========
UNITS OUTSTANDING                  263,976       263,976        263,976
                                 =========     =========      =========









                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997

                           Limited       General
                           Partners      Partner         Total
                         -------------  ----------   -------------

Balance, Dec. 31, 1996    $ 6,886,151   ($198,911)    $6,687,240
   Net income                  33,066      98,919        131,985
   Cash distributions    (  2,934,000)  (  98,279)   ( 3,032,279)
                           ----------     -------      ---------

Balance, Dec. 31, 1997    $ 3,985,217   ($198,271)    $3,786,946
   Net income                 628,357      53,190        681,547
   Cash distributions    (  1,602,000)  (  52,244)   ( 1,654,244)
                           ----------     -------      ---------

Balance, Dec. 31, 1998    $ 3,011,574   ($197,325)    $2,814,249
   Net income                 717,149      54,650        771,799
   Cash distributions    (    871,000)  (  52,148)   (   923,148)
                           ----------     -------      ---------

Balance, Dec. 31, 1999    $ 2,857,723   ($194,823)    $2,662,900
                           ==========     =======      =========




                     The accompanying notes are an integral
                      part of these financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Cash Flows
          For the Years Ended December 31, 1999, 1998, and 1997

                                      1999           1998            1997
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $  771,799     $  681,547      $  131,985
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    414,145        498,715         725,515
      Impairment provision               -              -          1,617,006
      Gain on sale of oil
        and gas properties        (       883)   (    21,281)    (   148,602)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales         (    43,583)       242,433         155,626
      (Increase) decrease in
        accounts receivable -
        other                            -               308     (       308)
      (Increase) decrease in
        deferred charge           (    13,119)   (    66,810)         44,498
      Increase (decrease) in
        accounts payable          (    12,816)        22,389     (    11,104)
      Increase (decrease) in
        gas imbalance payable             756    (     7,515)    (    38,379)
      Increase (decrease) in
        accrued liability         (    26,793)        24,940     (    28,491)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $1,089,506     $1,374,726      $2,447,746
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($    8,919)   ($   55,973)    ($   75,449)
   Proceeds from sale of oil
      and gas properties                9,479         25,815         572,237
                                    ---------      ---------       ---------

   Net cash provided (used)
      by investing activities      $      560    ($   30,158)     $  496,788
                                    ---------      ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  923,148)   ($1,654,244)    ($3,032,279)
                                    ---------      ---------       ---------

   Net cash used by
      financing activities        ($  923,148)   ($1,654,244)    ($3,032,279)
                                    ---------      ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  166,918    ($  309,676)    ($   87,745)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             212,695        522,371         610,116
                                    ---------      ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  379,613     $  212,695      $  522,371
                                    =========      =========       =========





                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                          1999           1998
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $  227,298     $  117,355
   Accounts receivable:
      Oil and gas sales                   214,859        164,818
                                        ---------      ---------
        Total current assets           $  442,157     $  282,173

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,018,525      1,242,380

DEFERRED CHARGE                           229,634        193,310
                                        ---------      ---------
                                       $1,690,316     $1,717,863
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   32,585     $   21,658
   Gas imbalance payable                   16,517         18,422
                                        ---------      ---------

      Total current liabilities        $   49,102     $   40,080

ACCRUED LIABILITY                      $   33,458     $   41,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($   79,362)   ($   85,016)
   Limited Partners, issued and
      outstanding, 138,336 Units        1,687,118      1,721,363
                                        ---------      ---------
        Total Partners' capital        $1,607,756     $1,636,347
                                        ---------      ---------

                                       $1,690,316     $1,717,863
                                        =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997

                                      1999          1998          1997
                                  ------------  ------------  ----------
REVENUES:
   Oil and gas sales               $1,259,735    $1,201,418    $1,972,122
   Interest income                      5,200         8,819        15,422
   Gain on sale of oil
      and gas properties                  372        33,787        62,748
                                    ---------     ---------     ---------
                                   $1,265,307    $1,244,024    $2,050,292

COSTS AND EXPENSES:
   Lease operating                 $  252,191    $  233,081    $  268,642
   Production tax                      94,728        97,026       150,575
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  226,627       267,175       445,224
   Impairment provision                  -             -          738,122
   General and
      Administrative                  163,875       163,659       163,739
                                    ---------     ---------     ---------
                                   $  737,421    $  760,941    $1,766,302
                                    ---------     ---------     ---------

NET INCOME                         $  527,886    $  483,083    $  283,990
                                    =========     =========     =========
GENERAL PARTNER - NET
   INCOME                          $  110,131    $  108,544    $   60,762
                                    =========     =========     =========
LIMITED PARTNERS - NET
   INCOME                          $  417,755    $  374,539    $  223,228
                                    =========     =========     =========

NET INCOME per Unit                $     3.02    $     2.71    $     1.61
                                    =========     =========     =========

UNITS OUTSTANDING                     138,336       138,336       138,336
                                    =========     =========     =========





                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                             Limited       General
                             Partners      Partner      Total
                           ------------   ---------- -------------

Balance, Dec. 31, 1996      $3,776,596    ($ 97,092)  $3,679,504
   Net income                  223,228       60,762      283,990
   Cash distributions      ( 1,708,000)   (  61,510) ( 1,769,510)
                             ---------      -------    ---------

Balance, Dec. 31, 1997      $2,291,824    ($ 97,840)  $2,193,984
   Net income                  374,539      108,544      483,083
   Cash distributions      (   945,000)   (  95,720) ( 1,040,720)
                             ---------      -------    ---------

Balance, Dec. 31, 1998      $1,721,363    ($ 85,016)  $1,636,347
   Net income                  417,755      110,131      527,886
   Cash distributions      (   452,000)   ( 104,477) (   556,477)
                             ---------      -------    ---------

Balance, Dec. 31, 1999      $1,687,118    ($ 79,362)  $1,607,756
                             =========      =======    =========




                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999           1998            1997
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $  527,886     $  483,083      $  283,990
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    226,627        267,175         445,224
      Impairment provision               -              -            738,122
      Gain on sale of oil
        and gas properties        (       372)   (    33,787)    (    62,748)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales         (    50,041)       142,906          89,246
      (Increase) decrease in
        accounts receivable -
        other                            -               130     (       130)
      (Increase) decrease in
        deferred charge           (    36,324)   (    57,014)          8,523
      Increase (decrease) in
        accounts payable               10,927          2,226     (     8,551)
      Increase (decrease) in
        gas imbalance payable     (     1,905)        11,746     (    20,059)
      Increase (decrease) in
        accrued liability         (     7,978)        12,942     (    10,196)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $  668,820     $  829,407      $1,463,421
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($    2,915)   ($   11,667)    ($   43,739)
   Proceeds from sale of oil
      and gas properties                  515         35,047         278,513
                                    ---------      ---------       ---------

   Net cash provided (used)
      by investing activities     ($    2,400)    $   23,380      $  234,774
                                    ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  556,477)   ($1,040,720)    ($1,769,510)
                                    ---------      ---------       ---------
   Net cash used by
      financing activities        ($  556,477)   ($1,040,720)    ($1,769,510)
                                    ---------      ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  109,943    ($  187,933)    ($   71,315)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             117,355        305,288         376,603
                                    ---------      ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  227,298     $  117,355      $  305,288
                                    =========      =========       =========







                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                               PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                          1999           1998
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $  482,914     $  340,720
   Accounts receivable:
      Oil and gas sales                   444,436        380,975
                                        ---------      ---------
        Total current assets           $  927,350     $  721,695

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       2,323,346      2,779,845

DEFERRED CHARGE                           197,269         70,849
                                        ---------      ---------
                                       $3,447,965     $3,572,389
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   50,407     $   42,712
   Gas imbalance payable                   44,727         25,479
                                        ---------      ---------

      Total current liabilities        $   95,134     $   68,191

ACCRUED LIABILITY                      $  156,396     $  151,671

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  168,448)   ($  179,285)
   Limited Partners, issued and
      outstanding, 244,536 Units        3,364,883      3,531,812
                                        ---------      ---------
        Total Partners' capital        $3,196,435     $3,352,527
                                        ---------      ---------
                                       $3,447,965     $3,572,389
                                        =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999           1998          1997
                                  ------------   ------------  ------------
REVENUES:
   Oil and gas sales               $2,446,824     $2,447,005    $3,071,851
   Interest income                     13,260         19,716        19,900
   Gain (loss) on sale of
      oil and gas properties      (       281)       459,040       163,836
                                    ---------      ---------     ---------
                                   $2,459,803     $2,925,761    $3,255,587
COSTS AND EXPENSES:
   Lease operating                 $  379,785     $  532,167    $  520,672
   Production tax                     171,245        179,871       228,430
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  491,692        742,986       626,350
   Impairment provision                  -              -        1,696,417
   General and
      Administrative                  288,580        288,053       293,309
                                    ---------      ---------     ---------
                                   $1,331,302     $1,743,077    $3,365,178
                                    ---------      ---------     ---------

NET INCOME (LOSS)                  $1,128,501     $1,182,684   ($  109,591)
                                    =========      =========     =========
GENERAL PARTNER - NET
   INCOME                          $   75,430     $   87,868    $   86,436
                                    =========      =========     =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                   $1,053,071     $1,094,816   ($  196,027)
                                    =========      =========     =========

NET INCOME (LOSS)
  per Unit                         $     4.31     $     4.48   ($      .80)
                                    =========      =========     =========

UNITS OUTSTANDING                     244,536        244,536       244,536
                                    =========      =========     =========






                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                            Limited       General
                            Partners      Partner       Total
                          -------------  ----------  -------------

Balance, Dec. 31, 1996     $6,924,023    ($143,741)   $6,780,282
   Net income (loss)      (   196,027)      86,436   (   109,591)
   Cash distributions     ( 2,215,000)   ( 114,133)  ( 2,329,133)
                           ----------      -------     ---------

Balance, Dec. 31, 1997     $4,512,996    ($171,438)   $4,341,558
   Net income               1,094,816       87,868     1,182,684
   Cash distributions     ( 2,076,000)   (  95,715)  ( 2,171,715)
                            ---------      -------     ---------

Balance, Dec. 31, 1998     $3,531,812    ($179,285)   $3,352,527
   Net income               1,053,071       75,430     1,128,501
   Cash distributions     ( 1,220,000)   (  64,593)  ( 1,284,593)
                            ---------      -------     ---------

Balance, Dec. 31, 1999     $3,364,883    ($168,448)   $3,196,435
                            =========      =======     =========






                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                        1999           1998          1997
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $1,128,501     $1,182,684   ($  109,591)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      491,692        742,986       626,350
      Impairment provision                 -              -        1,696,417
      (Gain) loss on sale of
        oil and gas properties              281    (   459,040)  (   163,836)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (    63,461)       116,708       130,014
      Decrease in accounts
        receivable - General
        Partner                            -              -           40,940
      (Increase) decrease in
        accounts receivable -
        other                              -                54   (        54)
      (Increase) decrease in
        deferred charge             (   126,420)        15,800   (    10,635)
      Increase (decrease) in
        accounts payable                  7,695    (    10,337)  (     4,308)
      Increase (decrease) in
        gas imbalance payable            19,248    (     5,014)  (       256)
      Increase in
        accrued liability                 4,725          8,843         1,434
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $1,462,261     $1,592,684    $2,206,475
                                      ---------      ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   44,522)   ($  123,095)  ($  104,670)
   Proceeds from sale of oil
      and gas properties                  9,048        501,935       231,006
                                      ---------      ---------     ---------
   Net cash provided (used)
      by investing activities       ($   35,474)    $  378,840    $  126,336
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,284,593)   ($2,171,715)  ($2,329,133)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($1,284,593)   ($2,171,715)  ($2,329,133)
                                      ---------      ---------     ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  142,194    ($  200,191)   $    3,678

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               340,720        540,911       537,233
                                      ---------      ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  482,914     $  340,720    $  540,911
                                      =========      =========     =========



                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                           1999           1998
                                       ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents            $  338,669     $  172,776
   Accounts receivable:
      Oil and gas sales                    371,197        268,703
                                         ---------      ---------
        Total current assets            $  709,866     $  441,479

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                        1,047,894      1,236,882

DEFERRED CHARGE                             52,412          9,462
                                         ---------      ---------
                                        $1,810,172     $1,687,823
                                         =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                     $   74,391     $   55,996
   Gas imbalance payable                     2,361          4,454
                                         ---------      ---------

      Total current liabilities         $   76,752     $   60,450

ACCRUED LIABILITY                       $  181,185     $  182,639

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   66,221)   ($   73,501)
   Limited Partners, issued and
      outstanding, 131,008 Units         1,618,456      1,518,235
                                         ---------      ---------
        Total Partners' capital         $1,552,235     $1,444,734
                                         ---------      ---------
                                        $1,810,172     $1,687,823
                                         =========      =========





                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                        1999           1998          1997
                                    ------------   ------------  ------------
REVENUES:
   Oil and gas sales                 $2,007,243     $1,789,571    $2,335,545
   Interest income                        8,459          9,293        12,154
   Gain (loss) on sale of
      oil and gas properties        (        16)        59,491        25,425
                                      ---------      ---------     ---------
                                     $2,015,686     $1,858,355    $2,373,124
COSTS AND EXPENSES:
   Lease operating                   $  566,376     $  596,143    $  699,449
   Production tax                       137,675        122,513       167,611
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    230,648        524,074       326,095
   Impairment provision                    -           506,636       932,243
   General and
      Administrative                    155,698        155,025       157,983
                                      ---------      ---------     ---------
                                     $1,090,397     $1,904,391    $2,283,381
                                      ---------      ---------     ---------

NET INCOME (LOSS)                    $  925,289    ($   46,036)   $   89,743
                                      =========      =========     =========
GENERAL PARTNER - NET
   INCOME                            $   55,068         38,462    $   54,213
                                      =========      =========     =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                     $  870,221    ($   84,498)   $   35,530
                                      =========      =========     =========

NET INCOME (LOSS) per Unit           $     6.64    ($      .64)   $      .27
                                      =========      =========     =========

UNITS OUTSTANDING                       131,008        131,008       131,008
                                      =========      =========     =========


                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                            Limited       General
                            Partners      Partner        Total
                          ------------    ---------   ------------

Balance, Dec. 31, 1996     $3,953,203     ($50,214)    $3,902,989
   Net income                  35,530       54,213         89,743
   Cash distributions     ( 1,352,000)    ( 66,090)   ( 1,418,090)
                            ---------       ------      ---------

Balance, Dec. 31, 1997     $2,636,733     ($62,091)    $2,574,642
   Net income (loss)      (    84,498)      38,462    (    46,036)
   Cash distributions     ( 1,034,000)    ( 49,872)   ( 1,083,872)
                            ---------       ------      ---------

Balance, Dec. 31, 1998     $1,518,235     ( 73,501)    $1,444,734
   Net income                 870,221       55,068        925,289
   Cash distributions     (   770,000)    ( 47,788)   (   817,788)
                            ---------       ------      ---------

Balance, Dec. 31, 1999     $1,618,456     ($66,221)    $1,552,235
                            =========       ======      =========


                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                       1999           1998           1997
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                $  925,289    ($   46,036)    $   89,743
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     230,648        524,074        326,095
      Impairment provision                -           506,636        932,243
      (Gain) loss on sale of oil
       and gas properties                   16    (    59,491)   (    25,425)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   102,494)        93,072         63,537
      (Increase) decrease in
        deferred charge            (    42,950)         9,413          7,264
      Increase (decrease) in
        accounts payable                18,395    (    58,290)         2,065
      Increase (decrease) in
        gas imbalance payable      (     2,093)         4,454    (     5,694)
      Decrease in accrued
        liability                  (     1,454)   (    19,295)   (    18,352)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $1,025,357     $  954,537     $1,371,476
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   41,676)   ($   64,034)   ($      579)
   Proceeds from sale of oil
      and gas properties                  -            67,181         26,912
                                     ---------      ---------      ---------

   Net cash provided (used)
      by investing activities      ($   41,676)    $    3,147     $   26,333
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  817,788)   ($1,083,872)   ($1,418,090)
                                     ---------      ---------      ---------
   Net cash used by
      financing activities         ($  817,788)   ($1,083,872)   ($1,418,090)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  165,893    ($  126,188)   ($   20,281)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              172,776        298,964        319,245
                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  338,669     $  172,776     $  298,964
                                     =========      =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                               PricewaterhouseCoopers LLP












Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                          1999           1998
                                      -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents           $1,445,029     $  483,197
   Accounts receivable:
      Oil and gas sales                 1,403,065        820,078
                                        ---------      ---------
        Total current assets           $2,848,094     $1,303,275

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       2,776,902      3,190,480

DEFERRED CHARGE                           117,235        127,657
                                        ---------      ---------
                                       $5,742,231     $4,621,412
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  398,764     $  302,889
   Gas imbalance payable                   34,902        178,518
                                        ---------      ---------
      Total current liabilities        $  433,666     $  481,407

ACCRUED LIABILITY                      $  530,662     $  298,486

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  259,526)   ($  275,783)
   Limited Partners, issued and
      outstanding, 418,266 Units        5,037,429      4,117,302
                                        ---------      ---------
        Total Partners' capital        $4,777,903     $3,841,519
                                        ---------      ---------
                                       $5,742,231     $4,621,412
                                        =========      =========





                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999          1998           1997
                                  ------------  -------------  -------------
REVENUES:
   Oil and gas sales               $7,046,449    $6,400,589     $9,041,809
   Interest income                     27,474        41,408         44,879
   Gain (loss) on sale of
      oil and gas properties             -           36,219    (    39,835)
                                    ---------     ---------      ---------
                                   $7,073,923    $6,478,216     $9,046,853

COSTS AND EXPENSES:
   Lease operating                 $3,504,062    $3,253,691     $3,867,517
   Production tax                     453,337       441,483        645,699
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  479,272     1,984,334      1,198,598
   Impairment provision                  -        3,503,400      2,893,438
   General and
      Administrative                  496,279       498,977        502,466
                                    ---------     ---------      ---------
                                   $4,932,950    $9,681,885     $9,107,718
                                    ---------     ---------      ---------

NET INCOME (LOSS)                  $2,140,973   ($3,203,669)   ($   60,865)
                                    =========     =========      =========
GENERAL PARTNER - NET
   INCOME                          $  124,846    $   57,256     $  158,394
                                    =========     =========      =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                   $2,016,127   ($3,260,925)   ($  219,259)
                                    =========     =========      =========

NET INCOME (LOSS)
  per Unit                         $     4.82   ($     7.80)   ($      .52)
                                    =========     =========      =========

UNITS OUTSTANDING                     418,266       418,266        418,266
                                    =========     =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                             Limited       General
                             Partners      Partner       Total
                           -------------  ---------- -------------

Balance, Dec. 31, 1996      $14,971,486   ($187,947)  $14,783,539
   Net income (loss)       (    219,259)    158,394  (     60,865)
   Cash distributions      (  4,303,000)  ( 179,497) (  4,482,497)
                             ----------     -------    ----------

Balance, Dec. 31, 1997      $10,449,227   ($209,050)  $10,240,177
   Net income (loss)       (  3,260,925)     57,256  (  3,203,669)
   Cash distributions      (  3,071,000)  ( 123,989) (  3,194,989)
                             ----------     -------    ----------

Balance, Dec. 31, 1998      $ 4,117,302   ($275,783)  $ 3,841,519
   Net income                 2,016,127     124,846     2,140,973
   Cash distributions      (  1,096,000)  ( 108,589) (  1,204,589)
                             ----------     -------    ----------

Balance, Dec. 31, 1999      $ 5,037,429   ($259,526)  $ 4,777,903
                             ==========     =======    ==========





                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                       1999            1998          1997
                                   ------------    ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                $2,140,973     ($3,203,669)  ($   60,865)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     479,272       1,984,334     1,198,598
      Impairment provision                -          3,503,400     2,893,438
      (Gain) loss on sale of
        oil and gas properties            -        (    36,219)       39,835
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   582,987)        541,719       192,951
      Decrease in deferred charge       10,422          76,430        94,271
      Increase (decrease) in
        accounts payable                95,875     (   390,629)       70,431
      Increase (decrease) in
        gas imbalance payable      (   143,616)         35,769   (    13,748)
      Increase (decrease) in
        accrued liability              232,176     (    22,457)  (    34,292)
                                     ---------       ---------     ---------

   Net cash provided by
      operating activities          $2,232,115      $2,488,678    $4,380,619
                                     ---------       ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   79,519)    ($    2,926)  ($   65,616)
   Proceeds from sale of oil
      and gas properties                13,825          77,860        38,925
                                     ---------       ---------     ---------
   Net cash provided (used)
      by investing activities      ($   65,694)     $   74,934   ($   26,691)
                                     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,204,589)    ($3,194,989)  ($4,482,497)
                                     ---------       ---------     ---------
   Net cash used by
      financing activities         ($1,204,589)    ($3,194,989)  ($4,482,497)
                                     ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  961,832     ($  631,377)  ($  128,569)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              483,197       1,114,574     1,243,143
                                     ---------       ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,445,029      $  483,197    $1,114,574
                                     =========       =========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                               PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                          1999           1998
                                      ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents           $  803,913     $  316,761
   Accounts receivable:
      Oil and gas sales                   424,488        279,590
      Other                                  -             9,631
                                        ---------      ---------
        Total current assets           $1,228,401     $  605,982

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       2,405,074      2,848,735

DEFERRED CHARGE                            56,227         79,097
                                        ---------      ---------
                                       $3,689,702     $3,533,814
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   77,807     $  133,841
   Gas imbalance payable                   55,092        123,641
                                        ---------      ---------

      Total current liabilities        $  132,899     $  257,482

ACCRUED LIABILITY                      $  135,208     $  171,735

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  154,318)   ($  164,221)
   Limited Partners, issued and
      outstanding, 221,484 Units        3,575,913      3,268,818
                                        ---------      ---------
        Total Partners' capital        $3,421,595     $3,104,597
                                        ---------      ---------

                                       $3,689,702     $3,533,814
                                        =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                     1999           1998           1997
                                 ------------   -------------  -------------
REVENUES:
   Oil and gas sales              $2,314,446     $2,149,193     $2,991,450
   Interest income                    13,888         20,060         21,251
   Gain (loss) on sale of
      oil and gas properties         139,094         22,073    (    14,411)
                                   ---------      ---------      ---------
                                  $2,467,428     $2,191,326     $2,998,290

COSTS AND EXPENSES:
   Lease operating                $  818,404     $1,036,153     $1,166,776
   Production tax                    107,706        149,314        166,155
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                 419,639        721,443        755,802
   Impairment provision                 -              -         2,884,405
   General and
      Administrative                 261,483        260,699        265,786
                                   ---------      ---------      ---------
                                  $1,607,232     $2,167,609     $5,238,924
                                   ---------      ---------      ---------

NET INCOME (LOSS)                 $  860,196     $   23,717    ($2,240,634)
                                   =========      =========      =========
GENERAL PARTNER - NET
   INCOME                         $   59,101     $   29,041     $   32,514
                                   =========      =========      =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                  $  801,095    ($    5,324)   ($2,273,148)
                                   =========      =========      =========

NET INCOME (LOSS)
  per Unit                        $     3.62    ($      .02)   ($    10.26)
                                   =========      =========      =========

UNITS OUTSTANDING                    221,484        221,484        221,484
                                   =========      =========      =========







                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                            Limited      General
                           Partners      Partner        Total
                         -------------  ----------   -------------

Balance, Dec. 31, 1996    $8,310,290    ($ 97,523)    $8,212,767
   Net income (loss)     ( 2,273,148)      32,514    ( 2,240,634)
   Cash distributions    ( 1,583,000)   (  81,418)   ( 1,664,418)
                           ---------      -------      ---------

Balance, Dec. 31, 1997    $4,454,142    ($146,427)    $4,307,715
   Net income (loss)     (     5,324)      29,041         23,717
   Cash distributions    ( 1,180,000)   (  46,835)   ( 1,226,835)
                           ---------      -------      ---------

Balance, Dec. 31, 1998    $3,268,818    ($164,221)    $3,104,597
   Net income                801,095       59,101        860,196
   Cash distributions    (   494,000)   (  49,198)   (   543,198)
                           ---------      -------      ---------

Balance, Dec. 31, 1999    $3,575,913    ($154,318)    $3,421,595
                           =========      =======      =========






                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                        1999           1998          1997
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $860,196       $   23,717   ($2,240,634)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    419,639          721,443       755,802
      Impairment provision               -                -        2,884,405
      (Gain) loss on sale of
        oil and gas properties      ( 139,094)     (    22,073)       14,411
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           ( 144,898)         193,156       188,469
      (Increase) decrease in
        accounts receivable -
        other                           9,631             -      (     9,631)
      Decrease in
        deferred charge                22,870           45,296        35,060
      Decrease in
        accounts payable            (  56,034)     (    32,122)  (     2,353)
      Increase (decrease) in
        gas imbalance payable       (  68,549)           3,777        10,820
      Increase (decrease) in
        accrued liability           (  36,527)          12,460        16,589
                                      -------        ---------     ---------

   Net cash provided by
      operating activities           $867,234       $  945,654    $1,652,938
                                      -------        ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($ 69,027)      $     -      ($   34,952)
   Proceeds from sale of oil
      and gas properties              232,143           56,560        83,156
                                      -------        ---------     ---------

   Net cash provided
      by investing activities        $163,116       $   56,560    $   48,204
                                      -------        ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($543,198)     ($1,226,835)  ($1,664,418)
                                      -------        ---------     ---------
   Net cash used by
      financing activities          ($543,198)     ($1,226,835)  ($1,664,418)
                                      -------        ---------     ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $487,152      ($  224,621)   $   36,724

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             316,761          541,382       504,658
                                      -------        ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $803,913       $  316,761    $  541,382
                                      =======        =========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                               PricewaterhouseCoopers LLP











Tulsa, Oklahoma
February 22, 2000

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                          1999           1998
                                      ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents           $  475,226     $  169,558
   Accounts receivable:
      Oil and gas sales                   259,524        163,801
      Other                                  -             6,369
                                        ---------      ---------
        Total current assets           $  734,750     $  339,728

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,230,211      1,427,362

DEFERRED CHARGE                            36,477         50,380
                                        ---------      ---------
                                       $2,001,438     $1,817,470
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   48,611     $   73,835
   Gas imbalance payable                    7,548         60,315
                                        ---------      ---------

      Total current liabilities        $   56,159     $  134,150

ACCRUED LIABILITY                      $   80,069     $  111,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($   91,045)   ($   99,974)
   Limited Partners, issued and
      outstanding, 121,925 Units        1,956,255      1,672,073
                                        ---------      ---------
        Total Partners' capital        $1,865,210     $1,572,099
                                        ---------      ---------

                                       $2,001,438     $1,817,470
                                        =========      =========



                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                      1999           1998          1997
                                  ------------   ------------  ------------
REVENUES:
   Oil and gas sales               $1,439,700     $1,272,575    $1,845,264
   Interest income                      7,733         11,090        14,201
   Gain on sale of oil
      and gas properties              124,908         19,340         4,685
                                    ---------      ---------     ---------
                                   $1,572,341     $1,303,005    $1,864,150

COSTS AND EXPENSES:
   Lease operating                 $  529,060     $  660,066    $  755,242
   Production tax                      64,851         84,377        99,431
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  206,953        400,340       425,649
   Impairment provision                  -           310,413     1,551,780
   General and
      Administrative                  144,031        143,465       146,341
                                    ---------      ---------     ---------
                                   $  944,895     $1,598,661    $2,978,443
                                    ---------      ---------     ---------

NET INCOME (LOSS)                  $  627,446    ($  295,656)  ($1,114,293)
                                    =========      =========     =========
GENERAL PARTNER - NET
   INCOME                          $   39,264     $   13,093    $   22,672
                                    =========      =========     =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                   $  588,182    ($  308,749)  ($1,136,965)
                                    =========      =========     =========

NET INCOME (LOSS)
  per Unit                         $     4.82    ($     2.53)  ($     9.33)
                                    =========      =========     =========

UNITS OUTSTANDING                     121,925        121,925       121,925
                                    =========      =========     =========








                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                            Limited        General
                            Partners       Partner       Total
                          -------------   ----------  ------------

Balance, Dec. 31, 1996     $4,795,787     ($58,669)    $4,737,118
   Net income (loss)      ( 1,136,965)      22,672    ( 1,114,293)
   Cash distributions     (   951,000)    ( 49,611)   ( 1,000,611)
                            ---------       ------      ---------

Balance, Dec. 31, 1997     $2,707,822     ($85,608)    $2,622,214
   Net income (loss)      (   308,749)      13,093    (   295,656)
   Cash distributions     (   727,000)    ( 27,459)   (   754,459)
                            ---------       ------      ---------

Balance, Dec. 31, 1998     $1,672,073     ($99,974)    $1,572,099
   Net income                 588,182       39,264        627,446
   Cash distributions     (   304,000)    ( 30,335)   (   334,335)
                            ---------       ------      ---------

Balance, Dec. 31, 1999     $1,956,255     ($91,045)    $1,865,210
                            =========       ======      =========





                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                        1999          1998           1997
                                    ------------    ----------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $627,446       ($295,656)   ($1,114,293)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    206,953         400,340        425,649
      Impairment provision               -            310,413      1,551,780
      Gain on sale of oil and
       gas properties               ( 124,908)      (  19,340)   (     4,685)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (  95,723)        121,888        122,426
      (Increase) decrease in
        accounts receivable -
        General Partner                  -             13,140    (    13,140)
      (Increase) decrease in
        accounts receivable
        - other                         6,369           -        (     6,369)
      Decrease in
        deferred charge                13,903          25,026         27,369
      Increase (decrease) in
        accounts payable            (  25,224)      (  28,090)         2,385
      Increase (decrease) in
        gas imbalance payable       (  52,767)            708          5,388
      Increase (decrease) in
        accrued liability           (  31,152)         21,911          2,457
                                      -------         -------      ---------

   Net cash provided by
      operating activities           $524,897        $550,340     $  998,967
                                      -------         -------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($ 38,468)      ($ 11,316)   ($   28,338)
   Proceeds from sale of oil
      and gas properties              153,574          33,830         65,190
                                      -------         -------      ---------

   Net cash provided
      by investing activities        $115,106        $ 22,514     $   36,852
                                      -------         -------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($334,335)      ($754,459)   ($1,000,611)
                                      -------         -------      ---------
   Net cash used by
      financing activities          ($334,335)      ($754,459)   ($1,000,611)
                                      -------         -------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $305,668       ($181,605)    $   35,208

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             169,558         351,163        315,955
                                      -------         -------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $475,226        $169,558     $  351,163
                                      =======         =======      =========




                     The accompanying notes are an integral
                      part of these financial statements.

       GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997

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

                                               Limited Partner
                               Date of            Capital
           Partnership       Activation        Contributions
           -----------   ------------------    ---------------

              III-A      November 22, 1989       $26,397,600
              III-B      January 24, 1990         13,833,600
              III-C      February 27, 1990        24,453,600
              III-D      September 5, 1990        13,100,800
              III-E      December 26, 1990        41,826,600
              III-F      March 7, 1991            22,148,400
              III-G      September 20, 1991       12,192,500

      Pursuant to the terms of the partnership agreements for the Partnerships, the Partnerships would have terminated or will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the first two-year extension. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of any other Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                    Initial         Extensions       Current
  Partnership  Termination Date     Exercised    Termination Date
  -----------  -----------------    ----------   ----------------

    III-A      November 22, 1999         1       November 22, 2001
    III-B      January 24, 2000          1       January 24, 2002
    III-C      February 28, 2000         1       February 28, 2002
    III-D      September 5, 2000         -       September 5, 2000
    III-E      December 26, 2000         -       December 26, 2000
    III-F      March 7, 2001             -       March 7, 2001
    III-G      September 20, 2001        -       September 20, 2001


      An affiliate of the General Partner owned the following Units at December 31, 1999:

                              Number of        Percent of
           Partnership       Units Owned       Outstanding
           -----------       -----------       -----------

              III-A            38,584              14.6%
              III-B            22,998              16.6%
              III-C            41,472              17.0%
              III-D            25,988              19.8%
              III-E            81,044              19.4%
              III-F            43,903              19.8%
              III-G            22,582              18.5%

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

      The III-B Partnership achieved payout during the first quarter of 1998. Beginning with the first quarter of 1998, operations for the III-B Partnership were allocated using the 15%/85% after payout percentages as described in Footnote 2 to the table above.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1999, 1998, and 1997 were as follows:

           Partnership    1999      1998       1997
           -----------    -----     -----      -----

              III-A       $2.82     $3.15      $3.42
              III-B        2.71      2.86       3.60
              III-C        2.59      3.44       2.92

              III-D        1.48      3.20       2.05
              III-E         .93      3.59       2.00
              III-F        2.36      3.89       3.51
              III-G        1.91      3.68       3.25


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1999, 1998,and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

           Partnership       1999          1998          1997
           -----------    ----------    ----------    ----------

              III-A       $  -          $     -       $  184,644
              III-B          -                -           77,653
              III-C          -                -          234,271
              III-D          -             506,636       485,820
              III-E          -           3,503,400     2,042,775
              III-F          -                -        2,078,019
              III-G          -             310,413     1,113,114

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


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                           1999                    1998
                     ------------------     ------------------
      Partnership      Mcf      Amount        Mcf      Amount
      -----------    -------   --------     -------   --------

         III-A       399,160   $279,651     435,225   $266,532
         III-B       232,141    229,634     247,738    193,310
         III-C       392,263    197,269     161,424     70,849
         III-D        61,509     52,412      11,977      9,462
         III-E        66,740    117,235      78,791    127,657
         III-F        49,522     56,227      63,675     79,097
         III-G        27,352     36,477      34,495     50,380


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            1999                  1998
                     ------------------     ------------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       -------   --------     -------   --------

      III-A           71,441   $ 50,052     125,481   $ 76,845
      III-B           33,823     33,458      53,103     41,436
      III-C          310,989    156,396     345,570    151,671
      III-D          212,633    181,185     231,188    182,639
      III-E          302,096    530,662     184,228    298,486
      III-F          119,084    135,208     138,251    171,735
      III-G           60,040     80,069      76,153    111,221


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 1999 and 1998 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           1999                    1998
                     ------------------     ------------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       -------   --------     -------   --------

      III-A          21,106    $31,659       20,602   $ 30,903
      III-B          11,011     16,517       12,281     18,422
      III-C          29,818     44,727       16,986     25,479
      III-D           1,574      2,361        2,969      4,454
      III-E          23,268     34,902      119,012    178,518
      III-F          36,728     55,092       82,427    123,641
      III-G           5,032      7,548       40,210     60,315


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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1999, 1998, and 1997:

           Partnership      1999         1998         1997
           -----------    --------     --------     --------

              III-A       $277,872     $277,872     $277,872
              III-B        145,620      145,620      145,620
              III-C        257,412      257,412      257,412
              III-D        137,904      137,904      137,904
              III-E        440,280      440,280      440,280
              III-F        233,136      233,136      233,136
              III-G        128,340      128,340      128,340


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 1999, 1998, and 1997:

   Partnership           Purchaser              Percentage
   -----------   ------------------------   ----------------------
                                            1999     1998     1997
                                            -----    -----    -----

      III-A      Valero Industrial Gas
                   L.P. ("Valero")          27.2%    30.8%    14.4%
                 El Paso Energy Marketing
                   Company ("El Paso")      26.7%    33.9%    47.2%
                 Phibro Energy, Inc.
                   ("Phibro")               22.8%    17.0%      - %

      III-B      Phibro                     25.4%    18.7%    12.7%
                 Valero                     21.4%    23.9%    11.4%
                 El Paso                    20.2%    26.7%    37.9%
                 Sun Refining & Marketing
                   Company                  17.0%    14.4%    13.1%

      III-C      El Paso                    59.0%    55.5%    49.8%

      III-D      El Paso                    58.5%    54.9%    45.6%
                 Eaglwing Trading, Inc.
                   ("Eaglwing")             15.8%    15.3%    18.3%

      III-E      Eaglwing                   35.4%    30.1%    33.3%
                 El Paso                    12.1%    12.6%    12.4%

      III-F      El Paso                    28.2%    28.3%    28.5%
                 Amoco Production Co.       10.6%      - %      - %

      III-G      El Paso                    23.7%    24.5%    23.9%
                 Amoco Production Co.       11.5%      - %      - %

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                          III-A Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------

   Proved properties                   $15,787,198    $15,792,267

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 13,978,347)  ( 13,569,594)
                                        ----------     ----------
        Net oil and gas
           Properties                  $ 1,808,851    $ 2,222,673
                                        ==========     ==========

                          III-B Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $ 9,328,173    $ 9,325,381

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  (  8,309,648)  (  8,083,001)
                                        ----------     ----------
        Net oil and gas
           Properties                  $ 1,018,525    $ 1,242,380
                                        ==========     ==========


                          III-C Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $19,173,840    $19,181,561

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 16,850,494)  ( 16,401,716)
                                        ----------     ----------

        Net oil and gas
           Properties                  $ 2,323,346    $ 2,779,845
                                        ==========     ==========

                          III-D Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $12,080,692    $12,039,032

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 11,032,798)  ( 10,802,150)
                                        ----------     ----------

        Net oil and gas
           Properties                  $ 1,047,894    $ 1,236,882
                                        ==========     ==========

                          III-E Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $34,158,149    $34,096,393

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 31,381,247)  ( 30,905,913)
                                        ----------     ----------

        Net oil and gas
           Properties                  $ 2,776,902    $ 3,190,480
                                        ==========     ==========

                          III-F Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $15,578,299    $16,559,050

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 13,173,225)  ( 13,710,315)
                                        ----------     ----------

        Net oil and gas
           Properties                  $ 2,405,074    $ 2,848,735
                                        ==========     ==========

                          III-G Partnership
                          -----------------

                                          1999           1998
                                      -------------  -------------
   Proved properties                   $ 8,905,525    $ 9,515,195

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  (  7,675,314)  (  8,087,833)
                                        ----------     ----------

        Net oil and gas
           Properties                  $ 1,230,211    $ 1,427,362
                                        ==========     ==========

      Costs Incurred

      The III-A and III-B Partnerships incurred acquisition costs of $35,246 and $23,248, respectively, during the year ended December 31, 1997 for additional acreage underlying the Lebleu No. 4 well. The Partnerships incurred no other costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1999, 1998, and 1997. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 1999, 1998, and 1997 were as follows:

           Partnership      1999        1998       1997
           -----------    --------    --------   --------

              III-A       $ 8,919     $ 55,973   $ 40,203
              III-B         2,915       11,667     20,491
              III-C        44,522      123,095    104,670
              III-D        41,676       64,034        579
              III-E        79,519        2,926     65,616
              III-F        69,027         -        34,952
              III-G        38,468       11,316     28,338

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1999, 1998, and 1997 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which caused the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                          III-A Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1996             153,899     6,182,269
   Production                             ( 40,468)   (1,031,152)
   Sale of minerals in place              (  4,695)   (  661,004)
   Extensions and discoveries                    6           915
   Revision of previous
      estimates                              4,121       740,812
                                           -------     ---------

Proved reserves, Dec. 31, 1997             112,863     5,231,840
   Production                             ( 34,689)   (  741,990)
   Sale of minerals in place              (    170)   (   37,253)
   Extensions and discoveries                7,433       175,973
   Revision of previous
      estimates                              6,687       100,845
                                           -------     ---------

Proved reserves, Dec. 31, 1998              92,124     4,729,415
   Production                             ( 35,784)   (  665,717)
   Revision of previous
      estimates                             65,715        59,622
                                           -------     ---------

Proved reserves, Dec. 31, 1999             122,055     4,123,320
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       101,190     5,027,338
                                           =======     =========
   December 31, 1998                        86,204     4,604,490
                                           =======     =========
   December 31, 1999                       116,761     4,061,061
                                           =======     =========

                          III-B Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1996             120,963     2,967,902
   Production                             ( 37,216)   (  518,891)
   Sale of minerals in place              (  2,009)   (  285,841)
   Revision of previous
      estimates                             11,805       370,683
                                           -------     ---------

Proved reserves, Dec. 31, 1997              93,543     2,533,853
   Production                             ( 34,221)   (  355,197)
   Sale of minerals in place              (     98)   (   46,674)
   Revision of previous
      estimates                             31,939        42,054
                                           -------     ---------

Proved reserves, Dec. 31, 1998              91,163     2,174,036
   Production                             ( 33,676)   (  299,745)
   Revision of previous
      estimates                             65,332        36,674
                                           -------     ---------

Proved reserves, Dec. 31, 1999             122,819     1,910,965
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                        89,784     2,462,219
                                           =======     =========
   December 31, 1998                        87,403     2,105,919
                                           =======     =========
   December 31, 1999                       119,351     1,872,029
                                           =======     =========

                          III-C Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1996             162,487     7,719,803
   Production                             ( 27,069)   (1,124,237)
   Sale of minerals in place              (  4,753)   (  197,339)
   Extensions and discoveries                  447          -
   Revision of previous
      estimates                             22,200       781,366
                                           -------     ---------

Proved reserves, Dec. 31, 1997             153,312     7,179,593
   Production                             ( 22,980)   (1,156,387)
   Sale of minerals in place              (  5,849)   (  322,985)
   Extensions and discoveries                  444       443,959
   Revision of previous
      estimates                              9,742    (  375,699)
                                           -------     ---------

Proved reserves, Dec. 31, 1998             134,669     5,768,481
   Production                             ( 23,931)   (  997,209)
   Sale of minerals in place              (    491)   (    4,139)
   Revision of previous
      estimates                             38,601       606,130
                                           -------     ---------

Proved reserves, Dec. 31, 1999             148,848     5,373,263
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       153,112     7,157,512
                                           =======     =========
   December 31, 1998                       134,527     5,754,200
                                           =======     =========
   December 31, 1999                       148,826     5,371,134
                                           =======     =========

                          III-D Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1996             430,630     3,769,546
   Production                             ( 40,758)   (  708,262)
   Sale of minerals in place              (    396)   (   18,762)
   Extensions and discoveries                   94         1,797
   Revision of previous
      estimates                             88,825       760,231
                                           -------     ---------

Proved reserves, Dec. 31, 1997             478,395     3,804,550
   Production                             ( 35,908)   (  767,089)
   Sale of minerals in place              (  1,822)   (   48,776)
   Extensions and discoveries                  370       361,916
   Revision of previous
      estimates                           (315,169)   (  511,711)
                                           -------     ---------

Proved reserves, Dec. 31, 1998             125,866     2,838,890
   Production                             ( 36,148)   (  716,804)
   Extensions and discoveries                2,478        18,856
   Revision of previous
      estimates                            283,892       659,001
                                           -------     ---------

Proved reserves, Dec. 31, 1999             376,088     2,799,943
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       478,386     3,803,645
                                           =======     =========
   December 31, 1998                       125,866     2,838,890
                                           =======     =========
   December 31, 1999                       376,088     2,799,943
                                           =======     =========

                          III-E Partnership
                          -----------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                          ----------- ------------

Proved reserves, Dec. 31, 1996             2,617,639    9,775,737
   Production                             (  235,152) ( 2,189,619)
   Sale of minerals in place              (    2,156) (   245,398)
   Extensions and discoveries                   -          11,997
   Revision of previous
      estimates                              631,209    2,780,432
                                           ---------   ----------

Proved reserves, Dec. 31, 1997             3,011,540   10,133,149
   Production                             (  223,936) ( 1,974,917)
   Sale of minerals in place              (      669) (    57,652)
   Revision of previous
      estimates                           (2,185,625) (    84,105)
                                           ---------   ----------

Proved reserves, Dec. 31, 1998               601,310    8,016,475
   Production                             (  205,197) ( 1,856,697)
   Extensions and discoveries                  2,322       92,291
   Revision of previous
      estimates                            1,945,590    1,828,696
                                           ---------   ----------

Proved reserves, Dec. 31, 1999             2,344,025    8,080,765
                                           =========   ==========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       3,011,540   10,133,149
                                           =========   ==========
   December 31, 1998                         601,310    8,016,475
                                           =========   ==========
   December 31, 1999                       2,344,025    8,080,765
                                           =========   ==========

                          III-F Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1996             491,313     5,666,732
   Production                             ( 65,787)   (  898,447)
   Sale of minerals in place              (  5,981)   (  169,022)
   Extensions and discoveries               10,573        99,305
   Revision of previous
      estimates                           ( 30,372)      905,241
                                           -------     ---------

Proved reserves, Dec. 31, 1997             399,746     5,603,809
   Production                             ( 54,002)   (  787,609)
   Sale of minerals in place              (    854)   (   49,751)
   Revision of previous
      estimates                           (113,008)   (   39,496)
                                           -------     ---------

Proved reserves, Dec. 31, 1998             231,882     4,726,953
   Production                             ( 55,619)   (  732,832)
   Sale of minerals in place              ( 17,463)   (   42,191)
   Extensions and discoveries                1,948        77,500
   Revision of previous
      estimates                            229,061       135,100
                                           -------     ---------

Proved reserves, Dec. 31, 1999             389,809     4,164,530
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       399,746     5,603,809
                                           =======     =========
   December 31, 1998                       231,882     4,726,953
                                           =======     =========
   December 31, 1999                       389,809     4,164,530
                                           =======     =========

                          III-G Partnership
                          -----------------


                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1996             369,589     3,037,326
   Production                             ( 47,493)   (  500,966)
   Sale of minerals in place              (  6,363)   (   92,435)
   Extensions and discoveries                7,164        66,081
   Revision of previous
      estimates                           ( 19,969)      486,311
                                           -------     ---------

Proved reserves, Dec. 31, 1997             302,928     2,996,317
   Production                             ( 38,858)   (  419,813)
   Sale of minerals in place              (    489)   (   29,446)
   Extensions and discoveries                  693        19,866
   Revision of previous
      estimates                           ( 92,484)   (   41,204)
                                           -------     ---------

Proved reserves, Dec. 31, 1998             171,790     2,525,720
   Production                             ( 40,292)   (  409,664)
   Sale of minerals in place              ( 11,547)   (   27,863)
   Extensions and discoveries                1,135        38,608
   Revision of previous
      estimates                            171,902       141,982
                                           -------     ---------

Proved reserves, Dec. 31, 1999             292,988     2,268,783
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1997                       302,928     2,996,317
                                           =======     =========
   December 31, 1998                       171,790     2,525,720
                                           =======     =========
   December 31, 1999                       292,988     2,268,783
                                           =======     =========


      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1999 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:

                                           Partnership
                                    -----------------------------
                                        III-A            III-B
                                    -------------    -------------
      Future cash inflows            $12,455,503      $ 7,256,479
      Future production and
        development costs           (  3,591,651)    (  2,155,434)
                                      ----------       ----------

           Future net cash
             flows                   $ 8,863,852      $ 5,101,045

      10% discount to
        reflect timing of
        cash flows                  (  2,727,099)    (  1,471,542)
                                      ----------       ----------

      Standardized measure
        of discounted
        future net cash
        flows                        $ 6,136,753      $ 3,629,503
                                      ==========       ==========


                                           Partnership
                                    -----------------------------
                                        III-C            III-D
                                    -------------    -------------
      Future cash inflows            $15,089,799      $14,986,364
      Future production and
        development costs           (  5,035,345)    (  7,339,663)
                                      ----------       ----------

           Future net cash
             flows                   $10,054,454      $ 7,646,701

      10% discount to
        reflect timing of
        cash flows                  (  3,404,478)    (  2,494,162)
                                      ----------       ----------

      Standardized measure
        of discounted
        future net cash
        flows                        $ 6,649,976      $ 5,152,539
                                      ==========       ==========

                                             Partnership
                                    -----------------------------
                                        III-E            III-F
                                    -------------    -------------
      Future cash inflows            $75,548,554      $18,276,416
      Future production and
        development costs           ( 41,796,852)    (  7,920,270)
                                      ----------       ----------

           Future net cash
             flows                   $33,751,702      $10,356,146

      10% discount to
        reflect timing of
        cash flows                  ( 13,075,980)    (  3,784,411)
                                      ----------       ----------

      Standardized measure
        of discounted
        future net cash
        flows                        $20,675,722      $ 6,571,735
                                      ==========       ==========


                                     Partnership
                                    -------------
                                        III-G
                                    -------------
      Future cash inflows            $11,819,226
      Future production and
        development costs           (  5,288,633)
                                      ----------

           Future net cash
             flows                   $ 6,530,593

      10% discount to
        reflect timing of
        cash flows                  (  2,456,134)
                                      ----------

      Standardized measure
        of discounted
        future net cash
        flows                        $ 4,074,459
                                      ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.

                          INDEX TO EXHIBITS
                          -----------------



Number     Description
------     -----------

*4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A.

*4.2 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B.

*4.3 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C.

 4.4 The Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                Partnership    Filing Date          File No.
                -----------    -----------          --------

                   III-D       November 14, 1990    0-18936
                   III-E       January 22, 1991     0-19010
                   III-F       March 25, 1991       0-19102
                   III-G       September 30, 1991   0-19563

*4.5 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-A.
*4.6 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-B.
*4.7 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C.

*4.8 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-A.

*4.9 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-B.

*4.10 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C.

 4.11 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D, filed as
           Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

 4.12 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E, filed as
           Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

 4.13 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F, filed as
           Exhibit 4.6 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

 4.14 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G, filed as
           Exhibit 4.7 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

*4.15 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-A.

*4.16 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-B.

*4.17 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C, filed as
           Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

 4.18 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D, filed as
           Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

 4.19 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E, filed as
           Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

 4.20 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F, filed as
           Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.21 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G, filed as
           Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

*4.22 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A.

*4.23 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B.

*4.24 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C.

*4.25 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for Geodyne Energy Income Limited Partnership III-A.

*4.26 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B.

*4.27 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-G.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

           All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.