Form 10-Q
period 2000-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2000-05-12
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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
                                   (Unaudited)

                                     ASSETS

                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  394,936    $  379,613
   Accounts receivable:
     Oil and gas sales                      409,074       325,691
                                         ----------    ----------
       Total current assets              $  804,010    $  705,304

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,677,564     1,808,851

DEFERRED CHARGE                             279,651       279,651
                                         ----------    ----------
                                         $2,761,225    $2,793,806
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   49,822    $   49,195
   Gas imbalance payable                     31,659        31,659
                                         ----------    ----------
       Total current liabilities         $   81,481    $   80,854

ACCRUED LIABILITY                        $   50,052    $   50,052

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  193,554)  ($  194,823)
   Limited Partners, issued and
     outstanding, 263,976 units           2,823,246     2,857,723
                                         ----------    ----------
       Total Partners' capital           $2,629,692    $2,662,900
                                         ----------    ----------
                                         $2,761,225    $2,793,806
                                         ==========    ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $655,246       $420,696
   Interest income                           4,610          1,985
                                          --------       --------
                                          $659,856       $422,681

COSTS AND EXPENSES:
   Lease operating                        $158,571       $123,238
   Production tax                           60,577         28,260
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             97,698        120,922
   General and administrative
     (Note 2)                               94,378         93,056
                                          --------       --------
                                          $411,224       $365,476
                                          --------       --------

NET INCOME                                $248,632       $ 57,205
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 16,109       $  7,598
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $232,523       $ 49,607
                                          ========       ========
NET INCOME per unit                       $    .88       $    .19
                                          ========       ========
UNITS OUTSTANDING                          263,976        263,976
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $248,632        $ 57,205
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          97,698         120,922
     (Increase) decrease in accounts
       receivable - oil and gas sales   (  83,383)         34,282
     Increase (decrease) in accounts
       payable                                627       (  20,378)
                                         --------        --------
Net cash provided by operating
   activities                            $263,574        $192,031
                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 ($  5,311)      ($  8,892)
   Proceeds from sale of oil and
     gas properties                        38,900           6,114
                                         --------        --------
Net cash provided (used) by investing
   activities                            $ 33,589       ($  2,778)
                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($281,840)      ($192,475)
                                         --------        --------
Net cash used by financing activities   ($281,840)      ($192,475)
                                         --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      $ 15,323       ($  3,222)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    379,613         212,695
                                         --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $394,936        $209,473
                                         ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  234,280     $  227,298
   Accounts receivable:
     Oil and gas sales                     279,988        214,859
                                        ----------     ----------
       Total current assets             $  514,268     $  442,157

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           942,787      1,018,525

DEFERRED CHARGE                            229,634        229,634
                                        ----------     ----------
                                        $1,686,689     $1,690,316
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   30,203     $   32,585
   Gas imbalance payable                    16,517         16,517
                                        ----------     ----------
       Total current liabilities        $   46,720     $   49,102

ACCRUED LIABILITY                       $   33,458     $   33,458

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   72,954)   ($   79,362)
   Limited Partners, issued and
     outstanding, 138,336 units          1,679,465      1,687,118
                                        ----------     ----------
       Total Partners' capital          $1,606,511     $1,607,756
                                        ----------     ----------
                                        $1,686,689     $1,690,316
                                        ==========     ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $452,972       $222,201
   Interest income                           2,543            988
                                          --------       --------
                                          $455,515       $223,189

COSTS AND EXPENSES:
   Lease operating                        $ 94,775       $ 84,953
   Production tax                           40,513         14,324
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             56,742         60,699
   General and administrative
     (Note 2)                               49,474         48,819
                                          --------       --------
                                          $241,504       $208,795
                                          --------       --------

NET INCOME                                $214,011       $ 14,394
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 39,664       $ 10,509
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $174,347       $  3,885
                                          ========       ========
NET INCOME per unit                       $   1.26       $    .03
                                          ========       ========
UNITS OUTSTANDING                          138,336        138,336
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $214,011       $ 14,394
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           56,742         60,699
     (Increase) decrease in accounts
       receivable - oil and gas sales    (  65,129)        21,466
     Increase (decrease) in accounts
       payable                           (   2,382)         4,519
                                          --------       --------
Net cash provided by operating
   activities                             $203,242       $101,078
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  2,153)     ($  2,337)
   Proceeds from sale of oil and
     gas properties                         21,149              -
                                          --------       --------
Net cash provided (used) by investing
   activities                             $ 18,996      ($  2,337)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($215,256)     ($115,990)
                                          --------       --------
Net cash used by financing activities    ($215,256)     ($115,990)
                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $  6,982      ($ 17,249)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     227,298        117,355
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $234,280       $100,106
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                         March 31,    December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  465,422     $  482,914
   Accounts receivable:
     Oil and gas sales                     447,704        444,436
                                        ----------     ----------
       Total current assets             $  913,126     $  927,350

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,221,868      2,323,346

DEFERRED CHARGE                            197,269        197,269
                                        ----------     ----------
                                        $3,332,263     $3,447,965
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   42,716     $   50,407
   Gas imbalance payable                    44,727         44,727
                                        ----------     ----------
       Total current liabilities        $   87,443     $   95,134

ACCRUED LIABILITY                       $  156,396     $  156,396

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  169,342)   ($  168,448)
   Limited Partners, issued and
     outstanding, 244,536 units          3,257,766      3,364,883
                                        ----------     ----------
       Total Partners' capital          $3,088,424     $3,196,435
                                        ----------     ----------
                                        $3,332,263     $3,447,965
                                        ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000         1999
                                          --------     --------

REVENUES:
   Oil and gas sales                      $722,449     $469,764
   Interest income                           5,629        2,875
                                          --------     --------
                                          $728,078     $472,639

COSTS AND EXPENSES:
   Lease operating                        $152,454     $126,394
   Production tax                           48,329       33,147
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            101,301      129,619
   General and administrative
     (Note 2)                               87,411       86,220
                                          --------     --------
                                          $389,495     $375,380
                                          --------     --------

NET INCOME                                $338,583     $ 97,259
                                          ========     ========
GENERAL PARTNER - NET INCOME              $ 20,700     $  9,904
                                          ========     ========
LIMITED PARTNERS - NET INCOME             $317,883     $ 87,355
                                          ========     ========
NET INCOME per unit                       $   1.30     $    .36
                                          ========     ========
UNITS OUTSTANDING                          244,536      244,536
                                          ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                                          2000             1999
                                        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $338,583         $ 97,259
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                        101,301          129,619
     (Increase) decrease in accounts
       receivable - oil and gas sales  (   3,268)          60,862
     Increase (decrease) in accounts
       payable                         (   7,691)             217
                                        --------         --------
Net cash provided by operating
   activities                           $428,925         $287,957
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($    469)       ($ 24,687)
   Proceeds from sale of oil and
     gas properties                          646                -
                                        --------         --------
Net cash provided (used) by investing
   activities                           $    177        ($ 24,687)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($446,594)       ($330,007)
                                        --------         --------
Net cash used by financing activities  ($446,594)       ($330,007)
                                        --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                         ($ 17,492)       ($ 66,737)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   482,914          340,720
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $465,422         $273,983
                                        ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  309,296     $  338,669
   Accounts receivable:
     Oil and gas sales                     401,461        371,197
     Property sales (Note 1)               184,000              -
                                        ----------     ----------
       Total current assets             $  894,757     $  709,866

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,011,353      1,047,894

DEFERRED CHARGE                             52,412         52,412
                                        ----------     ----------
                                        $1,958,522     $1,810,172
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   53,272     $   74,391
   Gas imbalance payable                     2,361          2,361
                                        ----------     ----------
       Total current liabilities        $   55,633     $   76,752

ACCRUED LIABILITY                       $  181,185     $  181,185

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   54,946)   ($   66,221)
   Limited Partners, issued and
     outstanding, 131,008 units          1,776,650      1,618,456
                                        ----------     ----------
       Total Partners' capital          $1,721,704     $1,552,235
                                        ----------     ----------
                                        $1,958,522     $1,810,172
                                        ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $651,712       $393,394
   Interest income                           3,634          1,604
   Gain on sale of oil and gas
     properties                            180,753              -
                                          --------       --------
                                          $836,099       $394,998

COSTS AND EXPENSES:
   Lease operating                        $172,273       $167,212
   Production tax                           43,167         28,906
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             51,649         78,104
   General and administrative
     (Note 2)                               46,822         46,799
                                          --------       --------
                                          $313,911       $321,021
                                          --------       --------

NET INCOME                                $522,188       $ 73,977
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 27,994       $  6,743
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $494,194       $ 67,234
                                          ========       ========
NET INCOME per unit                       $   3.77       $    .51
                                          ========       ========
UNITS OUTSTANDING                          131,008        131,008
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000        1999
                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $522,188     $ 73,977
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           51,649       78,104
     Gain on sale of oil and gas
       properties                        ( 180,753)           -
     (Increase) decrease in accounts
       receivable - oil and gas sales ( 30,264) 26,403 Increase (decrease) in accounts
       payable                           (  21,119)         319
                                          --------     --------
Net cash provided by operating
   activities                             $341,701     $178,803
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 18,630)   ($ 16,717)
   Proceeds from sale of oil and
     gas properties                            275            -
                                          --------     --------
Net cash used by investing activities    ($ 18,355)   ($ 16,717)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($352,719)   ($176,693)
                                          --------     --------
Net cash used by financing activities    ($352,719)   ($176,693)
                                          --------     --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($ 29,373)   ($ 14,607)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     338,669      172,776
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $309,296     $158,169
                                          ========     ========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

The Geodyne III-D Partnership sold certain oil and gas properties during the three months ended March 31, 2000 for approximately $184,000 which was due from a third party at March 31, 2000.


            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                        March 31,     December 31,
                                          2000            1999
                                      ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents           $1,210,139      $1,445,029
   Accounts receivable:
     Oil and gas sales                  1,523,032       1,403,065
     Property sales (Note 1)            1,315,000               -
                                       ----------      ----------
       Total current assets            $4,048,171      $2,848,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method        2,710,999       2,776,902

DEFERRED CHARGE                           117,235         117,235
                                       ----------      ----------
                                       $6,876,405      $5,742,231
                                       ==========      ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                    $  284,703      $  398,764
   Gas imbalance payable                   34,902          34,902
                                       ----------      ----------
       Total current liabilities       $  319,605      $  433,666

ACCRUED LIABILITY                      $  530,662      $  530,662

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  183,918)    ($  259,526)
   Limited Partners, issued and
     outstanding, 418,266 units         6,210,056       5,037,429
                                       ----------      ----------
       Total Partners' capital         $6,026,138      $4,777,903
                                       ----------      ----------
                                       $6,876,405      $5,742,231
                                       ==========      ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $2,491,244     $1,171,493
   Interest income                          15,149          4,622
   Gain on sale of oil and
     gas properties                      1,285,381              -
                                        ----------     ----------
                                        $3,791,774     $1,176,115

COSTS AND EXPENSES:
   Lease operating                      $  789,851     $  918,218
   Production tax                          159,016         75,277
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            117,052        149,022
   General and administrative
     (Note 2)                              149,485        147,902
                                        ----------     ----------
                                        $1,215,404     $1,290,419
                                        ----------     ----------

NET INCOME (LOSS)                       $2,576,370    ($  114,304)
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $  132,743     $       15
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME
   (LOSS)                               $2,443,627    ($  114,319)
                                        ==========     ==========
NET INCOME (LOSS) per unit              $     5.84    ($      .27)
                                        ==========     ==========
UNITS OUTSTANDING                          418,266        418,266
                                        ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                    $2,576,370      ($114,304)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          117,052        149,022
     Gain on sale of oil and gas
       properties                      ( 1,285,381)             -
     (Increase) decrease in accounts
       receivable - oil and gas sales  (   119,967)        67,697
     Decrease in accounts payable      (   114,061)     (  39,941)
                                        ----------       --------
Net cash provided by operating
   activities                           $1,174,013       $ 62,474
                                        ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($   80,768)     ($ 69,034)
                                        ----------       --------
Net cash used by investing
   activities                          ($   80,768)     ($ 69,034)
                                        ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($1,328,135)     ($276,804)
                                        ----------       --------
Net cash used by financing activities  ($1,328,135)     ($276,804)
                                        ----------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                         ($  234,890)     ($283,364)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   1,445,029        483,197
                                        ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $1,210,139       $199,833
                                        ==========       ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne III-E Partnership sold certain oil and gas properties during the three ended months March 31, 2000 for approximately $1,315,000 which was due from a third party at March 31, 2000.


            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  484,527    $  803,913
   Accounts receivable:
     Oil and gas sales                      498,806       424,488
                                         ----------    ----------
       Total current assets              $  983,333    $1,228,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          2,359,476     2,405,074

DEFERRED CHARGE                              56,227        56,227
                                         ----------    ----------
                                         $3,399,036    $3,689,702
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   64,858    $   77,807
   Gas imbalance payable                     55,092        55,092
                                         ----------    ----------
       Total current liabilities         $  119,950    $  132,899

ACCRUED LIABILITY                        $  135,208    $  135,208

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  150,411)  ($  154,318)
   Limited Partners, issued and
     outstanding, 221,484 units           3,294,289     3,575,913
                                         ----------    ----------
       Total Partners' capital           $3,143,878    $3,421,595
                                         ----------    ----------
                                         $3,399,036    $3,689,702
                                         ==========    ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $807,556       $438,597
   Interest income                           7,634          3,157
   Loss on sale of oil and gas
     properties                                  -      (     296)
                                          --------       --------
                                          $815,190       $441,458

COSTS AND EXPENSES:
   Lease operating                        $214,563       $197,971
   Production tax                           30,742         19,781
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            113,331        137,357
   General and administrative
     (Note 2)                               79,157         78,076
                                          --------       --------
                                          $437,793       $433,185
                                          --------       --------

NET INCOME                                $377,397       $  8,273
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 23,021       $  5,750
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $354,376       $  2,523
                                          ========       ========
NET INCOME per unit                       $   1.60       $    .01
                                          ========       ========
UNITS OUTSTANDING                          221,484        221,484
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000            1999
                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $377,397         $  8,273
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                        113,331          137,357
     Loss on sale of oil and gas
       properties                              -              296
     (Increase) decrease in accounts
       receivable - oil and gas sales  (  74,318)          10,999
     Decrease in accounts receivable -
       other                                   -            9,631
     Decrease in accounts payable      (  12,949)       (  58,360)
                                        --------         --------
Net cash provided by operating
   activities                           $403,461         $108,196
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 67,733)       ($ 56,553)
                                        --------         --------
Net cash used by investing
   activities                          ($ 67,733)       ($ 56,553)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($655,114)       ($149,867)
                                        --------         --------
Net cash used by financing activities  ($655,114)       ($149,867)
                                        --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                         ($319,386)       ($ 98,224)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   803,913          316,761
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $484,527         $218,537
                                        ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  255,737    $  475,226
   Accounts receivable:
     Oil and gas sales                      300,513       259,524
                                         ----------    ----------
       Total current assets              $  556,250    $  734,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,215,265     1,230,211

DEFERRED CHARGE                              36,477        36,477
                                         ----------    ----------
                                         $1,807,992    $2,001,438
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   41,255    $   48,611
   Gas imbalance payable                      7,548         7,548
                                         ----------    ----------
       Total current liabilities         $   48,803    $   56,159

ACCRUED LIABILITY                        $   80,069    $   80,069

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   88,777)  ($   91,045)
   Limited Partners, issued and
     outstanding, 121,925 units           1,767,897     1,956,255
                                         ----------    ----------
       Total Partners' capital           $1,679,120    $1,865,210
                                         ----------    ----------
                                         $1,807,992    $2,001,438
                                         ==========    ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $485,737       $266,481
   Interest income                           4,207          1,592
   Loss on sale of oil and gas
     properties                                  -      (     196)
                                          --------       --------
                                          $489,944       $267,877

COSTS AND EXPENSES:
   Lease operating                        $138,711       $142,384
   Production tax                           19,232         12,069
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             52,090         83,246
   General and administrative
     (Note 2)                               43,579         43,021
                                          --------       --------
                                          $253,612       $280,720
                                          --------       --------

NET INCOME (LOSS)                         $236,332      ($ 12,843)
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 13,690       $  2,608
                                          ========       ========
LIMITED PARTNERS - NET INCOME (LOSS)      $222,642      ($ 15,451)
                                          ========       ========
NET INCOME (LOSS) per unit                $   1.83      ($    .13)
                                          ========       ========
UNITS OUTSTANDING                          121,925        121,925
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $236,332    ($ 12,843)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           52,090       83,246
     Loss on sale of oil and gas
       properties                                -          196
     (Increase) decrease in accounts
       receivable - oil and gas sales    (  40,989)       2,778
     Decrease in accounts receivable -
       other                                     -        6,369
     Decrease in accounts payable        (   7,356)   (  25,359)
                                          --------     --------
Net cash provided by operating
   activities                             $240,077     $ 54,387
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 37,144)   ($ 28,681)
                                          --------     --------
Net cash used by investing activities    ($ 37,144)   ($ 28,681)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($422,422)   ($ 87,534)
                                          --------     --------
Net cash used by financing activities    ($422,422)   ($ 87,534)
                                          --------     --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($219,489)   ($ 61,828)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     475,226      169,558
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $255,737     $107,730
                                          ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      ACCOUNTS RECEIVABLE - PROPERTY SALES
      ------------------------------------

      The accounts receivable - property sales at March 31, 2000 for the III-D and III-E Partnerships represents accrued estimated proceeds due from a third party for the sale of certain oil and gas properties during the three months ended March 31, 2000.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:


                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              III-A             $24,910             $ 69,468
              III-B              13,069               36,405
              III-C              23,058               64,353
              III-D              12,346               34,476
              III-E              39,415              110,070
              III-F              20,873               58,284
              III-G              11,494               32,085

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for particular quarterly cash distribution. During the three months ended March 31, 2000, capital expenditures for the III-F and III-G Partnerships totaled $67,733 and $37,144, respectively. These expenditures were primarily due to drilling activities associated with a large unitized property, the Trail Unit, located in Sweetwater County, Wyoming, in which the Partnerships own interests of 15.6% and 7.8%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the first two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                      Initial        Extensions     Current
      Partnership Termination Date   Exercised  Termination Date
      ----------- -----------------  ---------  -----------------
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

      As of the date of this Quarterly Report, the General Partner intends to extend the term of the III-D Partnership for its first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of any other Partnership.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $655,246      $420,696
      Oil and gas production expenses      $219,148      $151,498
      Barrels produced                       12,860         9,255
      Mcf produced                          155,453       191,250
      Average price/Bbl                    $  26.70      $  10.89
      Average price/Mcf                    $   2.01      $   1.67

      As shown in the table above, total oil and gas sales increased $234,550 (55.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $203,000 and $52,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $39,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $60,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,605 barrels, while volumes of gas sold decreased 35,797 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of oil sold was primarily due to increased production on two significant wells during the three months ended March 31, 2000 due to the successful workover of those wells during 1999. The decrease in volumes of gas sold was primarily due to normal declines in production and decreased production on one significant well during the three months ended March 31, 2000 following a casing leak repair. Average oil and gas prices increased to $26.70 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 2000 from $10.89 per barrel and $1.67 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $67,650 (44.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase of oil and gas sales, (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000, and (iii) an increase in salt water disposal expenses incurred on two significant wells during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 33.4% for the three months ended March 31, 2000 from 36.0% for the three months ended March 31, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,224 (19.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 14.9% for the three months ended March 31, 2000 from 28.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,322 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 14.4% for the three months ended March 31, 2000 from 22.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $26,304,701 or 99.65% of Limited Partners' capital contributions. The III-A Partnership achieved payout during the second quarter of 2000. After payout, operations and revenues for the III-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $452,972       $222,201
      Oil and gas production expenses      $135,288       $ 99,277
      Barrels produced                       11,285          7,961
      Mcf produced                           72,974         78,691
      Average price/Bbl                    $  26.94       $  11.30
      Average price/Mcf                    $   2.04       $   1.68

      As shown in the table above, total oil and gas sales increased $230,771 (103.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $177,000 and $26,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $38,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 3,324 barrels, while volumes of gas sold decreased 5,717 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of oil sold was primarily due to increased production on two significant wells during the three months ended March 31, 2000 due to the successful workover of those wells during 1999. Average oil and gas prices increased to $26.94 per barrel and $2.04 per Mcf, respectively, for the three months ended March 31, 2000 from $11.30 per barrel and $1.68 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,011 (36.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000, and (iii) an increase in salt water disposal expenses incurred on two significant wells during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 29.9% for the three months ended March 31, 2000 from 44.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,957 (6.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 12.5% for the three months ended March 31, 2000 from 27.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $655 (1.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, this percentage decreased to 10.9% for the three months ended March 31, 2000 from 22.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $15,296,353  or  110.57%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $722,449       $469,764
      Oil and gas production expenses      $200,783       $159,541
      Barrels produced                        5,898          5,417
      Mcf produced                          249,967        272,481
      Average price/Bbl                    $  28.28       $  11.86
      Average price/Mcf                    $   2.22       $   1.49

      As shown in the table above, total oil and gas sales increased $252,685 (53.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $97,000 and $184,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $34,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 481 barrels, while volumes of gas sold decreased 22,514 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $28.28 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2000 from $11.86 per barrel and $1.49 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $41,242 (25.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to the timing of payment of ad valorem taxes on three significant wells and an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.8% for the three months ended March 31, 2000 from 34.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,318 (21.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 14.0% for the three months ended March 31, 2000 from 27.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,191 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.1% for the three months ended March 31, 2000 from 18.4% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $18,864,795  or  77.15%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $651,712       $393,394
      Oil and gas production expenses      $215,440       $196,118
      Barrels produced                        9,300          9,478
      Mcf produced                          172,060        197,820
      Average price/Bbl                    $  25.19       $   9.50
      Average price/Mcf                    $   2.43       $   1.53

      As shown in the table above, total oil and gas sales increased $258,318 (65.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $146,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $40,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 178 barrels and 25,760 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to normal declines in production and the III-D Partnership's receipt of a reduced percentage of sales on one significant well during the three months ended March 31, 2000 due to its overproduced gas balancing position in that well. Average oil and gas prices increased to $25.19 per barrel and $2.43 per Mcf, respectively, for the three months ended March 31, 2000 from $9.50 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.


      The III-D Partnership sold certain oil and gas properties during the three months ended March 31, 2000 and recognized a $180,753 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,322 (9.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to the timing of payment of ad valorem taxes on three significant wells and an increase in production taxes associated with increases in oil and gas sales. These increases were partially offset by a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31,

      1999. As a percentage of oil and gas sales, these expenses decreased to 33.1% for the three months ended March 31, 2000 from 49.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,455 (33.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.9% for the three months ended March 31, 2000 from 19.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the three months ended March 31, 2000 from 11.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $9,635,669 or 73.55% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $2,491,244     $1,171,493
      Oil and gas production expenses    $  948,867     $  993,495
      Barrels produced                       55,103         55,388
      Mcf produced                          424,553        412,780
      Average price/Bbl                  $    24.64     $     9.22
      Average price/Mcf                  $     2.67     $     1.60

      As shown in the table above, total oil and gas sales increased $1,319,751 (112.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately
      $850,000 and $454,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 285 barrels, while volumes of gas sold increased

      11,773 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $24.64 per barrel and $2.67 per Mcf, respectively, for the three months ended March 31, 2000 from $9.22 per barrel and $1.60 per Mcf, respectively, for the three months ended March 31, 1999.

      The III-E Partnership sold certain oil and gas properties during the three months ended March 31, 2000 and recognized as $1,285,381 gain on such sales. No such sales occurred during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,628 (4.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to a positive prior period lease operating expense adjustment by the operator on one significant well during the three months ended March 31, 1999, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 38.1% for the three months ended March 31, 2000 from 84.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,970 (21.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.7% for three months ended March 31, 2000 from 12.7% for the three months ended March 31, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,583 (1.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended March 31, 2000 from 12.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $32,588,016 or 77.91% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $807,556       $438,597
      Oil and gas production expenses      $245,305       $217,752
      Barrels produced                       12,892         14,872
      Mcf produced                          201,331        180,095
      Average price/Bbl                    $  26.46       $  10.66
      Average price/Mcf                    $   2.32       $   1.55

      As shown in the table above, total oil and gas sales increased $368,959 (84.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $204,000 and $153,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,980 barrels, while volumes of gas sold increased 21,236 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1999. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000 and (ii) increased production on one significant well during the three months ended March 31, 2000 due to the successful workover of that well during 1999. Average oil and gas prices increased to $26.46 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000 from $10.66 per barrel and $1.55 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,553 (12.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to the reversal of a litigation accrual during the three months ended March 31, 1999 and an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses due to the sale of several wells during 1999. As a percentage of oil and gas sales, these expenses decreased to 30.4% for the three months ended March 31, 2000 from 49.6% for the three months ended March 31,

      1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,026 (17.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 14.0% for three months ended March 31, 2000 from 31.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,081 (1.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended March 31, 2000 from 17.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $12,259,904 or 55.35% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $485,737       $266,481
      Oil and gas production expenses      $157,943       $154,453
      Barrels produced                        9,271         10,937
      Mcf produced                          102,219         96,544
      Average price/Bbl                    $  26.56       $  10.69
      Average price/Mcf                    $   2.34       $   1.55

      As shown in the table above, total oil and gas sales increased $219,256 (82.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $147,000 and $81,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,666 barrels, while volumes of gas sold increased 5,675 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1999. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000 and (ii) increased production on one significant well during the three months ended March 31, 2000 due to the successful workover of that well during 1999. Average oil and gas prices increased to $26.56 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2000 from $10.69 per barrel and $1.55 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,490 (2.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to the reversal of a litigation accrual during the three months ended March 31, 1999 and an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses due to the sale of several wells during 1999. As a percentage of oil and gas sales, these expenses decreased to 32.5% for the three months ended March 31, 2000 from 58.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,156 (37.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.7% for three months ended March 31, 2000 from 31.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $558 (1.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended March 31, 2000 from 16.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2000 totaling $6,562,287 or 53.82% of the Limited Partners' capital contributions.

YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

           Current Report on Form 8-K filed during the first quarter of 2000:

           Date of Event:                 January 28, 2000
           Date filed with the SEC:       January 28, 2000
           Items Included:                Item 5 - Other Events
                                          Item 7 - Exhibits

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

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  May 12, 2000            By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  May 12, 2000            By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.