Form 10-Q
period 2000-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2000-08-11
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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
                                   (Unaudited)

                                     ASSETS

                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  443,413    $  379,613
   Accounts receivable:
     Oil and gas sales                      555,429       325,691
                                         ----------    ----------
       Total current assets              $  998,842    $  705,304

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,586,553     1,808,851

DEFERRED CHARGE                             279,651       279,651
                                         ----------    ----------
                                         $2,865,046    $2,793,806
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   48,836    $   49,195
   Gas imbalance payable                     31,659        31,659
                                         ----------    ----------
       Total current liabilities         $   80,495    $   80,854

ACCRUED LIABILITY                        $   50,052    $   50,052

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  164,054)  ($  194,823)
   Limited Partners, issued and
     outstanding, 263,976 units           2,898,553     2,857,723
                                         ----------    ----------
       Total Partners' capital           $2,734,499    $2,662,900
                                         ----------    ----------
                                         $2,865,046    $2,793,806
                                         ==========    ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $892,818       $513,083
   Interest income                           5,073          1,863
   Gain on sale of oil and gas
     properties                                771            883
                                          --------       --------
                                          $898,662       $515,829

COSTS AND EXPENSES:
   Lease operating                        $159,268       $ 77,313
   Production tax                           73,710         38,166
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             96,516        111,617
   General and administrative
     (Note 2)                               71,961         73,129
                                          --------       --------
                                          $401,455       $300,225
                                          --------       --------

NET INCOME                                $497,207       $215,604
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 57,900       $ 15,152
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $439,307       $200,452
                                          ========       ========
NET INCOME per unit                       $   1.67       $    .76
                                          ========       ========
UNITS OUTSTANDING                          263,976        263,976
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                        ----------      ---------

REVENUES:
   Oil and gas sales                    $1,548,064       $933,779
   Interest income                           9,683          3,848
   Gain on sale of oil and gas
     properties                                771            883
                                        ----------       --------
                                        $1,558,518       $938,510

COSTS AND EXPENSES:
   Lease operating                      $  317,839       $200,551
   Production tax                          134,287         66,426
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            194,214        232,539
   General and administrative
     (Note 2)                              166,339        166,185
                                        ----------       --------
                                        $  812,679       $665,701
                                        ----------       --------

NET INCOME                              $  745,839       $272,809
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   74,009       $ 22,750
                                        ==========       ========
LIMITED PARTNERS - NET INCOME           $  671,830       $250,059
                                        ==========       ========
NET INCOME per unit                     $     2.55       $    .95
                                        ==========       ========
UNITS OUTSTANDING                          263,976        263,976
                                        ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $745,839        $272,809
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         194,214         232,539
     Gain on sale of oil and gas
       properties                      (     771)       (     883)
     Increase in accounts receivable -
       oil and gas sales                ( 229,738)      (  64,169)
     Decrease in accounts payable       (     359)      (  30,094)
                                         --------        --------
Net cash provided by operating
   activities                            $709,185        $410,202
                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 ($ 10,816)      ($  8,914)
   Proceeds from sale of oil and
     gas properties                        39,671          10,555
                                         --------        --------
Net cash provided by investing
   activities                            $ 28,855        $  1,641
                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($674,240)      ($383,370)
                                         --------        --------
Net cash used by financing activities   ($674,240)      ($383,370)
                                         --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                           $ 63,800        $ 28,473

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    379,613         212,695
                                         --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $443,413        $241,168
                                         ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  260,663     $  227,298
   Accounts receivable:
     Oil and gas sales                     341,230        214,859
                                        ----------     ----------
       Total current assets             $  601,893     $  442,157

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           895,209      1,018,525

DEFERRED CHARGE                            229,634        229,634
                                        ----------     ----------
                                        $1,726,736     $1,690,316
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   30,352     $   32,585
   Gas imbalance payable                    16,517         16,517
                                        ----------     ----------
       Total current liabilities        $   46,869     $   49,102

ACCRUED LIABILITY                       $   33,458     $   33,458

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   61,567)   ($   79,362)
   Limited Partners, issued and
     outstanding, 138,336 units          1,707,976      1,687,118
                                        ----------     ----------
       Total Partners' capital          $1,646,409     $1,607,756
                                        ----------     ----------
                                        $1,726,736     $1,690,316
                                        ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $528,720       $278,640
   Interest income                           2,982            837
   Gain on sale of oil and gas
     properties                                  -            372
                                          --------       --------
                                          $531,702       $279,849

COSTS AND EXPENSES:
   Lease operating                        $ 96,700       $ 47,177
   Production tax                           43,403         19,223
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             52,981         58,392
   General and administrative
     (Note 2)                               38,052         38,359
                                          --------       --------
                                          $231,136       $163,151
                                          --------       --------

NET INCOME                                $300,566       $116,698
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 52,055       $ 25,554
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $248,511       $ 91,144
                                          ========       ========
NET INCOME per unit                       $   1.80       $    .66
                                          ========       ========
UNITS OUTSTANDING                          138,336        138,336
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                         ---------      ---------

REVENUES:
   Oil and gas sales                      $981,692       $500,841
   Interest income                           5,525          1,825
   Gain on sale of oil and gas
     properties                                  -            372
                                          --------       --------
                                          $987,217       $503,038

COSTS AND EXPENSES:
   Lease operating                        $191,475       $132,130
   Production tax                           83,916         33,547
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            109,723        119,091
   General and administrative
     (Note 2)                               87,526         87,178
                                          --------       --------
                                          $472,640       $371,946
                                          --------       --------

NET INCOME                                $514,577       $131,092
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 91,719       $ 36,063
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $422,858       $ 95,029
                                          ========       ========
NET INCOME per unit                       $   3.06       $    .69
                                          ========       ========
UNITS OUTSTANDING                          138,336        138,336
                                          ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $514,577       $131,092
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          109,723        119,091
     Gain on sale of oil and gas
       properties                                -      (     372)
     Increase in accounts receivable -
       oil and gas sales                 ( 126,371)     (  25,322)
     Decrease in accounts payable        (   2,233)     (   2,071)
                                          --------       --------
Net cash provided by operating
   activities                             $495,696       $222,418
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  7,556)     ($  1,029)
   Proceeds from sale of oil and
     gas properties                         21,149            512
                                          --------       --------
Net cash provided (used) by investing
   activities                             $ 13,593      ($    517)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($475,924)     ($218,135)
                                          --------       --------
Net cash used by financing activities    ($475,924)     ($218,135)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 33,365       $  3,766

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     227,298        117,355
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $260,663       $121,121
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                         June 30,     December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  541,429     $  482,914
   Accounts receivable:
     Oil and gas sales                     630,365        444,436
                                        ----------     ----------
       Total current assets             $1,171,794     $  927,350

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         2,137,276      2,323,346

DEFERRED CHARGE                            197,269        197,269
                                        ----------     ----------
                                        $3,506,339     $3,447,965
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   41,508     $   50,407
   Gas imbalance payable                    44,727         44,727
                                        ----------     ----------
       Total current liabilities        $   86,235     $   95,134

ACCRUED LIABILITY                       $  156,396     $  156,396

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  160,962)   ($  168,448)
   Limited Partners, issued and
     outstanding, 244,536 units          3,424,670      3,364,883
                                        ----------     ----------
       Total Partners' capital          $3,263,708     $3,196,435
                                        ----------     ----------
                                        $3,506,339     $3,447,965
                                        ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000         1999
                                          --------     --------

REVENUES:
   Oil and gas sales                      $874,512     $587,401
   Interest income                           5,996        2,630
   Gain on sale of oil and gas
     properties                             62,457          524
                                          --------     --------
                                          $942,965     $590,555

COSTS AND EXPENSES:
   Lease operating                        $111,181     $ 95,551
   Production tax                           58,887       37,872
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             84,671      120,329
   General and administrative
     (Note 2)                               66,700       68,360
                                          --------     --------
                                          $321,439     $322,112
                                          --------     --------

NET INCOME                                $621,526     $268,443
                                          ========     ========
GENERAL PARTNER - NET INCOME              $ 32,622     $ 18,104
                                          ========     ========
LIMITED PARTNERS - NET INCOME             $588,904     $250,339
                                          ========     ========
NET INCOME per unit                       $   2.41     $   1.02
                                          ========     ========
UNITS OUTSTANDING                          244,536      244,536
                                          ========     ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $1,596,961     $1,057,165
   Interest income                          11,625          5,505
   Gain on sale of oil and gas
     properties                             62,457            524
                                        ----------     ----------
                                        $1,671,043     $1,063,194

COSTS AND EXPENSES:
   Lease operating                      $  263,635     $  221,945
   Production tax                          107,216         71,019
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            185,972        249,948
   General and administrative
     (Note 2)                              154,111        154,580
                                        ----------     ----------
                                        $  710,934     $  697,492
                                        ----------     ----------

NET INCOME                              $  960,109     $  365,702
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $   53,322     $   28,008
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $  906,787     $  337,694
                                        ==========     ==========
NET INCOME per unit                     $     3.71     $     1.38
                                        ==========     ==========
UNITS OUTSTANDING                          244,536        244,536
                                        ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)
                                          2000             1999
                                        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $960,109         $365,702
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                        185,972          249,948
     Gain on sale of oil and gas
       properties                      (  62,457)       (     524)
     Increase in accounts receivable -
       oil and gas sales               ( 185,929)       (  21,017)
     Decrease in accounts payable      (   8,899)       (   5,751)
                                        --------         --------
Net cash provided by operating
   activities                           $888,796         $588,358
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($    508)       ($ 24,331)
   Proceeds from sale of oil and
     gas properties                       63,063              524
                                        --------         --------
Net cash provided (used) by investing
   activities                           $ 62,555        ($ 23,807)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($892,836)       ($593,925)
                                        --------         --------
Net cash used by financing activities  ($892,836)       ($593,925)
                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $ 58,515        ($ 29,374)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   482,914          340,720
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $541,429         $311,346
                                        ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  550,855     $  338,669
   Accounts receivable:
     Oil and gas sales                     489,000        371,197
                                        ----------     ----------
       Total current assets             $1,039,855     $  709,866

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           975,973      1,047,894

DEFERRED CHARGE                             52,412         52,412
                                        ----------     ----------
                                        $2,068,240     $1,810,172
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   46,547     $   74,391
   Gas imbalance payable                     2,361          2,361
                                        ----------     ----------
       Total current liabilities        $   48,908     $   76,752

ACCRUED LIABILITY                       $  181,185     $  181,185

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   59,681)   ($   66,221)
   Limited Partners, issued and
     outstanding, 131,008 units          1,897,828      1,618,456
                                        ----------     ----------
       Total Partners' capital          $1,838,147     $1,552,235
                                        ----------     ----------
                                        $2,068,240     $1,810,172
                                        ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $677,289       $473,492
   Interest income                           5,395          1,529
   Gain on sale of oil and gas
     properties                             17,176              -
                                          --------       --------
                                          $699,860       $475,021

COSTS AND EXPENSES:
   Lease operating                        $125,291       $116,538
   Production tax                           42,584         32,160
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             43,209         72,033
   General and administrative
     (Note 2)                               36,760         37,173
                                          --------       --------
                                          $247,844       $257,904
                                          --------       --------

NET INCOME                                $452,016       $217,117
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 23,838       $ 13,661
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $428,178       $203,456
                                          ========       ========
NET INCOME per unit                       $   3.27       $   1.56
                                          ========       ========
UNITS OUTSTANDING                          131,008        131,008
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------      ---------

REVENUES:
   Oil and gas sales                    $1,329,001       $866,886
   Interest income                           9,029          3,133
   Gain on sale of oil and gas
     properties                            197,929              -
                                        ----------       --------
                                        $1,535,959       $870,019

COSTS AND EXPENSES:
   Lease operating                      $  297,564       $283,750
   Production tax                           85,751         61,066
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             94,858        150,137
   General and administrative
     (Note 2)                               83,582         83,972
                                        ----------       --------
                                        $  561,755       $578,925
                                        ----------       --------

NET INCOME                              $  974,204       $291,094
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   51,832       $ 20,404
                                        ==========       ========
LIMITED PARTNERS - NET INCOME           $  922,372       $270,690
                                        ==========       ========
NET INCOME per unit                     $     7.04       $   2.07
                                        ==========       ========
UNITS OUTSTANDING                          131,008        131,008
                                        ==========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000        1999
                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $974,204     $291,094
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           94,858      150,137
     Gain on sale of oil and gas
       properties                        ( 197,929)           -
     Increase in accounts receivable -
       oil and gas sales                 ( 117,803)   (  52,307)
     Decrease in accounts payable        (  27,844)   (   7,399)
                                          --------     --------
Net cash provided by operating
   activities                             $725,486     $381,525
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 26,908)   ($ 16,716)
   Proceeds from sale of oil and
     gas properties                        201,900            -
                                          --------     --------
Net cash provided (used) by investing
     activities                           $174,992    ($ 16,716)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($688,292)   ($339,753)
                                          --------     --------
Net cash used by financing activities    ($688,292)   ($339,753)
                                          --------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $212,186     $ 25,056

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     338,669      172,776
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $550,855     $197,832
                                          ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                        June 30,      December 31,
                                          2000            1999
                                      ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents           $2,596,822      $1,445,029
   Accounts receivable:
     Oil and gas sales                  1,664,455       1,403,065
                                       ----------      ----------
       Total current assets            $4,261,277      $2,848,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method        2,684,367       2,776,902

DEFERRED CHARGE                           117,235         117,235
                                       ----------      ----------
                                       $7,062,879      $5,742,231
                                       ==========      ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                    $  226,733      $  398,764
   Gas imbalance payable                   34,902          34,902
                                       ----------      ----------
       Total current liabilities       $  261,635      $  433,666

ACCRUED LIABILITY                      $  530,662      $  530,662

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  241,916)    ($  259,526)
   Limited Partners, issued and
     outstanding, 418,266 units         6,512,498       5,037,429
                                       ----------      ----------
       Total Partners' capital         $6,270,582      $4,777,903
                                       ----------      ----------
                                       $7,062,879      $5,742,231
                                       ==========      ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $2,563,436     $1,510,547
   Interest income                          23,866          3,330
   Gain on sale of oil and
     gas properties                         31,717              -
                                        ----------     ----------
                                        $2,619,019     $1,513,877

COSTS AND EXPENSES:
   Lease operating                      $  675,009     $  663,632
   Production tax                          154,654        105,227
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            114,256        144,100
   General and administrative
     (Note 2)                              115,290        120,050
                                        ----------     ----------
                                        $1,059,209     $1,033,009
                                        ----------     ----------

NET INCOME                              $1,559,810     $  480,868
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $   81,368     $   29,640
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $1,478,442     $  451,228
                                        ==========     ==========
NET INCOME per unit                     $     3.54     $     1.08
                                        ==========     ==========
UNITS OUTSTANDING                          418,266        418,266
                                        ==========     ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                    $5,054,680     $2,682,040
   Interest income                          39,015          7,952
   Gain on sale of oil and
     gas properties                      1,317,098              -
                                        ----------     ----------
                                        $6,410,793     $2,689,992

COSTS AND EXPENSES:
   Lease operating                      $1,464,860     $1,581,850
   Production tax                          313,670        180,504
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            231,308        293,122
   General and administrative
     (Note 2)                              264,775        267,952
                                        ----------     ----------
                                        $2,274,613     $2,323,428
                                        ----------     ----------

NET INCOME                              $4,136,180     $  366,564
                                        ==========     ==========
GENERAL PARTNER - NET INCOME            $  214,111     $   29,655
                                        ==========     ==========
LIMITED PARTNERS - NET INCOME           $3,922,069     $  336,909
                                        ==========     ==========
NET INCOME per unit                     $     9.38     $      .81
                                        ==========     ==========
UNITS OUTSTANDING                          418,266        418,266
                                        ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                          ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $4,136,180     $366,564
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            231,308      293,122
     Gain on sale of oil and gas
       properties                        ( 1,317,098)           -
     Increase in accounts receivable -
       oil and gas sales                 (   261,390)   ( 177,616)
     Decrease in accounts payable        (   172,031)   (  45,377)
                                          ----------     --------
Net cash provided by operating
   activities                             $2,616,969     $436,693
                                          ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  169,183)   ($ 88,131)
   Proceeds from sale of oil and gas
     properties                            1,347,508            -
                                          ----------     --------
Net cash provided (used) by
   investing activities                   $1,178,325    ($ 88,131)
                                          ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($2,643,501)   ($319,555)
                                          ----------     --------
Net cash used by financing activities    ($2,643,501)   ($319,555)
                                          ----------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $1,151,793     $ 29,007

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     1,445,029      483,197
                                          ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $2,596,822     $512,204
                                          ==========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  612,412    $  803,913
   Accounts receivable:
     Oil and gas sales                      632,182       424,488
                                         ----------    ----------
       Total current assets              $1,244,594    $1,228,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          2,296,535     2,405,074

DEFERRED CHARGE                              56,227        56,227
                                         ----------    ----------
                                         $3,597,356    $3,689,702
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   62,805    $   77,807
   Gas imbalance payable                     55,092        55,092
                                         ----------    ----------
       Total current liabilities         $  117,897    $  132,899

ACCRUED LIABILITY                        $  135,208    $  135,208

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  144,716)  ($  154,318)
   Limited Partners, issued and
     outstanding, 221,484 units           3,488,967     3,575,913
                                         ----------    ----------
       Total Partners' capital           $3,344,251    $3,421,595
                                         ----------    ----------
                                         $3,597,356    $3,689,702
                                         ==========    ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                             2000         1999
                                         ----------     ---------

REVENUES:
   Oil and gas sales                     $  859,139      $484,427
   Interest income                            6,158         1,405
   Gain on sale of oil and gas
     properties                             162,720           136
                                         ----------      --------
                                         $1,028,017      $485,968

COSTS AND EXPENSES:
   Lease operating                       $  162,446      $278,383
   Production tax                            45,176        24,000
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              96,519       123,214
   General and administrative
     (Note 2)                                60,475        62,368
                                         ----------      --------
                                         $  364,616      $487,965
                                         ----------      --------

NET INCOME (LOSS)                        $  663,401     ($  1,997)
                                         ==========      ========
GENERAL PARTNER - NET INCOME             $   36,723      $  4,759
                                         ==========      ========
LIMITED PARTNERS - NET INCOME
   (LOSS)                                $  626,678     ($  6,756)
                                         ==========      ========
NET INCOME (LOSS) per unit               $     2.83     ($    .03)
                                         ==========      ========
UNITS OUTSTANDING                           221,484       221,484
                                         ==========      ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ----------      ---------

REVENUES:
   Oil and gas sales                    $1,666,695       $923,024
   Interest income                          13,792          4,562
   Gain (loss) on sale of oil and
     gas properties                        162,720      (     160)
                                        ----------       --------
                                        $1,843,207       $927,426

COSTS AND EXPENSES:
   Lease operating                      $  377,009       $476,354
   Production tax                           75,918         43,781
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            209,850        260,571
   General and administrative
     (Note 2)                              139,632        140,444
                                        ----------       --------
                                        $  802,409       $921,150
                                        ----------       --------

NET INCOME                              $1,040,798       $  6,276
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   59,744       $ 10,509
                                        ==========       ========
LIMITED PARTNERS - NET INCOME
   (LOSS)                               $  981,054      ($  4,233)
                                        ==========       ========
NET INCOME (LOSS) per unit              $     4.43      ($    .02)
                                        ==========       ========
UNITS OUTSTANDING                          221,484        221,484
                                        ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                         ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $1,040,798      $  6,276
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           209,850       260,571
     (Gain) loss on sale of oil and
       gas properties                   (   162,720)          160
     Increase in accounts receivable -
       oil and gas sales                (   207,694)    (  56,916)
     Decrease in accounts receivable -
       other                                      -         9,631
     Decrease in accounts payable       (    15,002)    (  50,537)
                                         ----------      --------
Net cash provided by operating
   activities                            $  865,232      $169,185
                                         ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                 ($  141,978)    ($ 75,295)
   Proceeds from the sale of oil
     and gas properties                     203,387             -
                                         ----------      --------
Net cash provided (used) by investing
   activities                            $   61,409     ($ 75,295)
                                         ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                   ($1,118,142)    ($253,310)
                                         ----------      --------
Net cash used by financing activities   ($1,118,142)    ($253,310)
                                         ----------      --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                          ($  191,501)    ($159,420)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      803,913       316,761
                                         ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $  612,412      $157,341
                                         ==========      ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  365,675    $  475,226
   Accounts receivable:
     Oil and gas sales                      383,775       259,524
                                         ----------    ----------
       Total current assets              $  749,450    $  734,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          1,205,231     1,230,211

DEFERRED CHARGE                              36,477        36,477
                                         ----------    ----------
                                         $1,991,158    $2,001,438
                                         ==========    ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                      $   40,493    $   48,611
   Gas imbalance payable                      7,548         7,548
                                         ----------    ----------
       Total current liabilities         $   48,041    $   56,159

ACCRUED LIABILITY                        $   80,069    $   80,069

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   83,980)  ($   91,045)
   Limited Partners, issued and
     outstanding, 121,925 units           1,947,028     1,956,255
                                         ----------    ----------
       Total Partners' capital           $1,863,048    $1,865,210
                                         ----------    ----------
                                         $1,991,158    $2,001,438
                                         ==========    ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                             2000          1999
                                           ---------    ---------

REVENUES:
   Oil and gas sales                        $531,623     $297,533
   Interest income                             3,405          733
   Gain on sale of oil and gas
     properties                              129,809          151
                                            --------     --------
                                            $664,837     $298,417

COSTS AND EXPENSES:
   Lease operating                          $105,301     $183,236
   Production tax                             26,882       14,333
   Depreciation, depletion, and
     amortization of oil and gas
     properties                               47,516       74,050
   General and administrative
     (Note 2)                                 33,705       34,445
                                            --------     --------
                                            $213,404     $306,064
                                            --------     --------

NET INCOME (LOSS)                           $451,433    ($  7,647)
                                            ========     ========
GENERAL PARTNER - NET INCOME                $ 24,302     $  2,543
                                            ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)        $427,131    ($ 10,190)
                                            ========     ========
NET INCOME (LOSS) per unit                  $   3.50    ($    .08)
                                            ========     ========
UNITS OUTSTANDING                            121,925      121,925
                                            ========     ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                        ----------      ---------

REVENUES:
   Oil and gas sales                    $1,017,360       $564,014
   Interest income                           7,612          2,325
   Gain (loss) on sale of oil and
     gas properties                        129,809      (      45)
                                        ----------       --------
                                        $1,154,781       $566,294

COSTS AND EXPENSES:
   Lease operating                      $  244,012       $325,620
   Production tax                           46,114         26,402
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             99,606        157,296
   General and administrative
     (Note 2)                               77,284         77,466
                                        ----------       --------
                                        $  467,016       $586,784
                                        ----------       --------

NET INCOME (LOSS)                       $  687,765      ($ 20,490)
                                        ==========       ========
GENERAL PARTNER - NET INCOME            $   37,992       $  5,151
                                        ==========       ========
LIMITED PARTNERS - NET INCOME (LOSS)    $  649,773      ($ 25,641)
                                        ==========       ========
NET INCOME (LOSS) per unit              $     5.33      ($    .21)
                                        ==========       ========
UNITS OUTSTANDING                          121,925        121,925
                                        ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $687,765    ($ 20,490)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           99,606      157,296
     (Gain) loss on sale of oil and
       gas properties                    ( 129,809)          45
     Increase in accounts receivable -
       oil and gas sales                 ( 124,251)   (  38,844)
     Decrease in accounts receivable -
       other                                     -        6,369
     Decrease in accounts payable        (   8,118)   (  19,272)
                                          --------     --------
Net cash provided by operating
   activities                             $525,193     $ 85,104
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 76,811)   ($ 38,001)
   Proceeds from the sale of oil and
     gas properties                        131,994            -
                                          --------     --------
Net cash provided (used) by investing
   activities                             $ 55,183    ($ 38,001)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($689,927)   ($113,558)
                                          --------     --------
Net cash used by financing activities    ($689,927)   ($113,558)
                                          --------     --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($109,551)   ($ 66,455)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     475,226      169,558
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $365,675     $103,103
                                          ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                  CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              III-A              $2,493             $ 69,468
              III-B               1,647               36,405
              III-C               2,347               64,353
              III-D               2,284               34,476
              III-E               5,220              110,070
              III-F               2,191               58,284
              III-G               1,620               32,085

      During the six months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              III-A             $27,403             $138,936
              III-B              14,716               72,810
              III-C              25,405              128,706
              III-D              14,630               68,952
              III-E              44,635              220,140
              III-F              23,064              116,568
              III-G              13,114               64,170

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-D, III-E, III-F, and III-G Partnerships' Statements of Cash Flows for the six months ended June 30, 2000 include proceeds from the sale of certain oil and gas properties during the second quarter of 2000. These proceeds will be included in these Partnerships' cash distributions to be paid in August 2000.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for particular quarterly cash distribution. During the six months ended June 30, 2000, capital expenditures for the III-F and III-G Partnerships totaled $141,978 and $76,811, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Trail Unit, located in Sweetwater County, Wyoming, in which the Partnerships own interests of 15.6% and 7.8%, respectively.

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

      The General Partner has determined that it will extend the term of the III-D Partnership for its first two-year extension period. As of the date of this Quarterly Report, the General Partner currently intends to extend the term of the III-E Partnership for its first two-year extension period. The General Partner will, however, evaluate the III-E Partnership's operations over the next few months and will then make a final determination as to whether to extend its term. It is anticipated that a final decision will be made by November 15, 2000. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of any other Partnership.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $892,818      $513,083
      Oil and gas production expenses      $232,978      $115,479
      Barrels produced                        9,950         8,992
      Mcf produced                          170,098       173,837
      Average price/Bbl                    $  30.11      $  15.04
      Average price/Mcf                    $   3.49      $   2.17

      As shown in the table above, total oil and gas sales increased $379,735 (74.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $150,000 and $223,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 958 barrels, while volumes of gas sold decreased 3,739 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of oil sold was primarily due to increased production on one significant well during the three months ended June 30, 2000 due to the successful workover of that well during 1999, which increase was partially offset by a decrease primarily due to (i) the shutting-in of one well to perform a workover during the three months ended June 30, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $30.11 per barrel and $3.49 per Mcf, respectively, for the three months ended June 30, 2000 from $15.04 per barrel and $2.17 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $117,499 (101.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.1% for the three months ended June 30, 2000 from 22.5% for the three months ended June 30, 1999. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,101 (13.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.8% for the three months ended June 30, 2000 from 21.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,168 (1.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended June 30, 2000 from 14.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The III-A Partnership achieved payout during the three months ended June 30, 2000. After payout, operations and revenues for the III-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000         1999
                                           ----------    --------
      Oil and gas sales                    $1,548,064    $933,779
      Oil and gas production expenses      $  452,126    $266,977
      Barrels produced                         22,810      18,247
      Mcf produced                            325,551     365,087
      Average price/Bbl                    $    28.19    $  12.93
      Average price/Mcf                    $     2.78    $   1.91

      As shown in the table above, total oil and gas sales increased $614,285 (65.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $348,000 and $283,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $76,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 4,563 barrels, while volumes of gas sold decreased 39,536 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of oil sold was primarily due to increased production on one significant well during the six months ended June 30, 2000 due to the successful workover of that well during 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) decreased production on one significant well during the six months ended June 30, 2000 following a casing leak repair. Average oil and gas prices increased to $28.19 per barrel and $2.78 per Mcf, respectively, for the six months ended June 30, 2000 from $12.93 per barrel and $1.91 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $185,149 (69.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 29.2% for the six months ended June 30, 2000 from 28.6% for the six months ended June 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $38,325 (16.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 12.5% for the six months ended June 30, 2000 from 24.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.7% for the six months ended June 30, 2000 from 17.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The III-A Partnership achieved payout during the six months ended June 30, 2000. After payout, operations and revenues for the III-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $26,668,701  or  101.03%  of  Limited  Partner's  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $528,720      $278,640
      Oil and gas production expenses      $140,103      $ 66,400
      Barrels produced                        8,219         7,565
      Mcf produced                           82,041        76,259
      Average price/Bbl                    $  29.87      $  15.62
      Average price/Mcf                    $   3.45      $   2.10

      As shown in the table above, total oil and gas sales increased $250,080 (89.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $117,000 and $111,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 654 barrels and 5,782 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Average oil and gas prices increased to $29.87 per barrel and $3.45 per Mcf, respectively, for the three months ended June 30, 2000 from $15.62 per barrel and $2.10 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $73,703 (111.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.5% for the three months ended June 30, 2000 from 23.8% for the three months ended June 30, 1999. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,411 (9.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 10.0% for the three months ended June 30, 2000 from 21.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, this percentage decreased to 7.2% for the three months ended June 30, 2000 from 13.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $981,692       $500,841
      Oil and gas production expenses      $275,391       $165,677
      Barrels produced                       19,504         15,526
      Mcf produced                          155,015        154,950
      Average price/Bbl                    $  28.17       $  13.40
      Average price/Mcf                    $   2.79       $   1.89

      As shown in the table above, total oil and gas sales increased $480,851 (96.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $288,000 and $139,000, respectively were related to increases in the average prices of oil and gas sold, and approximately $53,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 3,978 barrels and 65 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of oil sold was primarily due to increased production on two significant wells during the six months ended June 30, 2000 due to the successful workover of those wells during 1999. Average oil and gas prices increased to $28.17 per barrel and $2.79 per Mcf, respectively, for the six months ended June 30, 2000 from $13.40 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $109,714 (66.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.1% for the six months ended June 30, 2000 from 33.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,368 (7.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 11.2% for the six months ended June 30, 2000 from 23.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, this percentage decreased to 8.9% for the six months ended June 30, 2000 from 17.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $15,516,353  or  112.16%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $874,512      $587,401
      Oil and gas production expenses      $170,068      $133,423
      Barrels produced                        4,911         6,615
      Mcf produced                          209,042       243,439
      Average price/Bbl                    $  28.14      $  15.75
      Average price/Mcf                    $   3.52      $   1.98

      As shown in the table above, total oil and gas sales increased $287,111 (48.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $61,000 and $321,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $68,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,704 barrels and 34,397 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 1999, and (iii) the III-C Partnership receiving an increased percentage of sales due to gas balancing on one significant well during the three months ended June 30, 1999. Average oil and gas prices increased to $28.14 per barrel and $3.52 per Mcf, respectively, for the three months ended June 30, 2000 from $15.75 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1999.

      The III-C Partnership sold certain oil and gas properties during the three months ended June 30, 2000 and recognized a $62,457 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1999 resulted in the III-C Partnership recognizing similar gains totaling $524.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $36,645 (27.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one significant well during the three months ended June 30, 2000 in order to improve the recovery of reserves, and (iii) an increase in repair and maintenance expenses on two other wells during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.4% for the three months ended June 30, 2000 from 22.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,658 (29.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.7% for the three months ended June 30, 2000 from 20.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,660 (2.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended June 30, 2000 from 11.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------   ----------
      Oil and gas sales                    $1,596,961   $1,057,165
      Oil and gas production expenses      $  370,851   $  292,964
      Barrels produced                         10,809       12,032
      Mcf produced                            459,009      515,920
      Average price/Bbl                    $    28.22   $    14.00
      Average price/Mcf                    $     2.81   $     1.72

      As shown in the table above, total oil and gas sales increased $539,796 (51.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $154,000 and $501,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $98,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,223 barrels and 56,911 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 1999, and (iii) the III-C Partnership receiving an increased percentage of sales due to gas balancing on one significant well during the six months ended June 30, 1999. Average oil and gas prices increased to $28.22 per barrel and $2.81 per Mcf, respectively, for the six months ended June 30, 2000 from $14.00 per barrel and $1.72 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $77,887 (26.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the six months ended June 30, 2000 from 27.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $63,976 (25.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 11.6% for the six months ended June 30, 2000 from 23.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the six months ended June 30, 2000 from 14.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $19,286,795  or  78.87%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $677,289      $473,492
      Oil and gas production expenses      $167,875      $148,698
      Barrels produced                        7,239        10,238
      Mcf produced                          140,438       173,461
      Average price/Bbl                    $  25.88      $  14.12
      Average price/Mcf                    $   3.49      $   1.90

      As shown in the table above, total oil and gas sales increased $203,797 (43.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $85,000 and $224,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by decreases of approximately $42,000 and $63,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,999 barrels and 33,023 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during early 2000, and (iii) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 1999. The decrease in the volumes of gas sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during early 2000, and (iii) the III-D Partnership receiving a reduced percentage of sales on one significant well during the three months ended June 30, 2000 due to its overproduced gas balancing position in that well. Average oil and gas prices increased to $25.88 per barrel and $3.49 per Mcf, respectively, for the three months ended June 30, 2000 from $14.12 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,177 (12.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase of oil and gas sales and (ii) increased workover expenses incurred on one significant well during the three months ended June 30, 2000 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 24.8% for the three months ended June 30, 2000 from 31.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,824 (40.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.4% for the three months ended June 30, 2000 from 15.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $413 (1.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended June 30, 2000 from 7.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in the oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           ----------     --------
      Oil and gas sales                    $1,329,001     $866,886
      Oil and gas production expenses      $  383,315     $344,816
      Barrels produced                         16,539       19,716
      Mcf produced                            312,498      371,281
      Average price/Bbl                    $    25.49     $  11.90
      Average price/Mcf                    $     2.90     $   1.70

      As shown in the table above, total oil and gas sales increased $462,115 (53.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $225,000 and $375,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $100,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,177 barrels and 58,783 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decreases in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during early 2000, and (iii) positive prior period volume adjustments made by the purchasers on two significant wells during the six months ended June 30, 1999. The decrease in the volumes of gas sold was primarily due to (i) normal declines in production, (ii) the III-D Partnership receiving a reduced percentage of sales on one significant well during the six months ended June 30, 2000 due to its overproduced gas balancing position in that well, and (iii) the sale of several wells during the first quarter of 2000. Average oil and gas prices increased to $25.49 per barrel and $2.90 per Mcf, respectively, for the six months ended June 30, 2000 from $11.90 per barrel and $1.70 per Mcf, respectively, for the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $197,929 gain on such sales. No such sales occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,499 (11.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.8% for the six months ended June 30, 2000 from 39.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $55,279 (36.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.1% for the six months ended June 30, 2000 from 17.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the six months ended June 30, 2000 from 9.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in the oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $9,942,669 or 75.89% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $2,563,436     $1,510,547
      Oil and gas production expenses    $  829,663     $  768,859
      Barrels produced                       41,717         52,353
      Mcf produced                          428,449        406,383
      Average price/Bbl                  $    25.00     $    14.10
      Average price/Mcf                  $     3.55     $     1.90

      As shown in the table above, total oil and gas sales increased $1,052,889 (69.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $455,000 and $706,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $150,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 10,636 barrels, while volumes of gas sold increased 22,066 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of three wells due to a workover of those wells during the three months ended June 30, 2000 and
      (ii) the sale of several wells during the three months ended June 30, 2000. Average oil and gas prices increased to $25.00 per barrel and $3.55 per Mcf, respectively, for the three months ended June 30, 2000 from $14.10 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,804 (7.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on three wells during the three months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by the sale of several wells during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 32.4% for the three months ended June 30, 2000 from 50.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $29,844 (20.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.5% for three months ended June 30, 2000 from 9.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,760 (4.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 4.5% for the three months ended June 30, 2000 from 7.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $5,054,680     $2,682,040
      Oil and gas production expenses    $1,778,530     $1,762,354
      Barrels produced                       96,820        107,741
      Mcf produced                          853,002        819,163
      Average price/Bbl                  $    24.80     $    11.59
      Average price/Mcf                  $     3.11     $     1.75

      As shown in the table above, total oil and gas sales increased $2,372,640 (88.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $1,279,000 and $1,161,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 10,921 barrels, while volumes of gas sold increased 33,839 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of three wells due to a workover of those wells during the six months ended June 30, 2000 and (ii) the sale of several wells during the six months ended June 30, 2000. Average oil and gas prices increased to $24.80 per barrel and $3.11 per Mcf, respectively, for the six months ended June 30, 2000 from $11.59 per barrel and $1.75 per Mcf, respectively, for the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-E Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $1,317,098 gain on such sales. No such sales occurred during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 35.2% for the six months ended June 30, 2000 from 65.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $61,814 (21.1%) for the six months ended June 30, 2000 as compared to the six months ended June

      30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.6% for six months ended June 30, 2000 from 10.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,177 (1.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 5.2% for the six months ended June 30, 2000 from 10.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $33,764,016 or 80.72% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $859,139      $484,427
      Oil and gas production expenses      $207,622      $302,383
      Barrels produced                       11,808        15,144
      Mcf produced                          162,663       150,735
      Average price/Bbl                    $  28.82      $  14.73
      Average price/Mcf                    $   3.19      $   1.73

      As shown in the table above, total oil and gas sales increased $374,712 (77.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $166,000 and $237,000, respectively, were related to increases in the average prices of oil and gas sold. These price increases were partially offset by a decrease of approximately $49,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,336 barrels, while volumes of gas sold increased 11,928 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 1999 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to increased production on one large unitized property due to successful drilling activities during early 2000 and another significant well due to the successful workover of that well during late 1999. Average oil and gas prices increased to $28.82 per barrel and $3.19 per Mcf, respectively, for the three months ended June 30, 2000 from $14.73 per barrel and $1.73 per Mcf, respectively, for the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the three months ended June 30, 2000 and recognized a $162,720 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1999 resulted in the III-F Partnership recognizing similar gains of $136.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $94,761 (31.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the sale of several wells during 1999 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended June 30, 2000 from 62.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,695 (21.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.2% for three months ended June 30, 2000 from 25.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,893 (3.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.0% for the three months ended June 30, 2000 from 12.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------     --------
      Oil and gas sales                    $1,666,695     $923,024
      Oil and gas production expenses      $  452,927     $520,135
      Barrels produced                         24,700       30,016
      Mcf produced                            363,994      330,830
      Average price/Bbl                    $    27.59     $  12.71
      Average price/Mcf                    $     2.71     $   1.64

      As shown in the table above, total oil and gas sales increased $743,671 (80.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $367,000 and $390,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 5,316 barrels, while volumes of gas sold increased 33,164 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to the sale of several wells during 1999 and normal declines in production. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2000, (ii) increased production on another significant well due to the successful workover of that well during late 1999, and (iii) increased production on one unitized property due to successful drilling activities during early 2000. Average oil and gas prices increased to $27.59 per barrel and $2.71 per Mcf, respectively, for the six months ended June 30, 2000 from $12.71 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $162,720 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1999 resulted in the III-F Partnership recognizing a loss of $160.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $67,208 (12.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the sale of several wells during 1999 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 1999. These decreases were partially offset by the reversal of a litigation accrual during the six months ended June 30, 1999 and an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.2% for the six months ended June 30, 2000 from 56.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $50,721 (19.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 12.6% for the six months ended June 30, 2000 from 28.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the six months ended June 30, 2000 from 15.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $12,691,904 or 57.30% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $531,623      $297,533
      Oil and gas production expenses      $132,183      $197,569
      Barrels produced                        8,737        10,549
      Mcf produced                           88,019        80,960
      Average price/Bbl                    $  28.87      $  14.77
      Average price/Mcf                    $   3.17      $   1.75

      As shown in the table above, total oil and gas sales increased $234,090 (78.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, $123,000 and $125,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,812 barrels, while volumes of gas sold increased 7,059 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 1999 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to increased production on (i) one large unitized property due to successful drilling activities during early 2000 and (ii) another significant well due to the successful workover of that well during late 1999. Average oil and gas prices increased to $28.87 per barrel and $3.17 per Mcf, respectively, for the three months ended June 30, 2000 from $14.77 per barrel and $1.75 per Mcf, respectively, for the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the three months ended June 30, 2000 and recognized a $129,809 gain on such sales. Sales of oil and gas properties during the three months ended June 30, 1999 resulted in the III-G Partnership recognizing similar gains of $151.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $65,386 (33.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. These decreases were primarily due to (i) the sale of several wells during 1999 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 24.9% for the three months ended June 30, 2000 from 66.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,534 (35.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.9% for three months ended June 30, 2000 from 24.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $740 (2.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the three months ended June 30, 2000 from 11.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                              2000          1999
                                           ----------     --------
      Oil and gas sales                    $1,017,360     $564,014
      Oil and gas production expenses      $  290,126     $352,022
      Barrels produced                         18,008       21,486
      Mcf produced                            190,238      177,504
      Average price/Bbl                    $    27.68     $  12.69
      Average price/Mcf                    $     2.73     $   1.64

      As shown in the table above, total oil and gas sales increased $453,346 (80.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, $270,000 and $207,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 3,478 barrels, while volumes of gas sold increased 12,734 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 1999 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2000, (ii) increased production on one significant well during the six months ended June 30, 2000 due to the successful workover of that well during late 1999, and (iii) increased production on one large unitized property due to successful drilling activities during early 2000. Average oil and gas prices increased to $27.68 per barrel and $2.73 per Mcf, respectively, for the six months ended June 30, 2000 from $12.69 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $129,809 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 1999 resulted in the III-G Partnership recognizing a loss of $45.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $61,896 (17.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the sale of several wells during 1999 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 1999. These decreases were partially offset by the reversal of a litigation accrual during the six months ended June 30, 1999 and an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.5% for the six months ended June 30, 2000 from 62.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,690 (36.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.8% for the six months ended June 30, 2000 from 27.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the six months ended June 30, 2000 from 13.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2000 totaling $6,810,287 or 55.86% of the Limited Partners' capital contributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  August 11, 2000          By:     /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 11, 2000         By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.