Form 10-Q
period 2000-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2000-11-13
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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


                                 III-A 73-1352993   III-B 73-1358666
                                 III-C 73-1356542   III-D 73-1357374
                                 III-E 73-1367188   III-F 73-1377737
         Oklahoma                III-G 73-1377828
----------------------------    ------------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  679,491       $  379,613
   Accounts receivable:
      Oil and gas sales                           633,380          325,691
                                               ----------       ----------
        Total current assets                   $1,312,871       $  705,304

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,480,899        1,808,851

DEFERRED CHARGE                                   279,651          279,651
                                               ----------       ----------
                                               $3,073,421       $2,793,806
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   49,428       $   49,195
   Gas imbalance payable                           31,659           31,659
                                               ----------       ----------
        Total current liabilities              $   81,087       $   80,854

ACCRUED LIABILITY                              $   50,052       $   50,052

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  140,298)     ($  194,823)
   Limited Partners, issued and
      outstanding, 263,976 units                3,082,580        2,857,723
                                               ----------       ----------
        Total Partners' capital                $2,942,282       $2,662,900
                                               ----------       ----------
                                               $3,073,421       $2,793,806
                                               ==========       ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $1,103,043          $594,498
   Interest income                                 6,595             2,644
   Gain on sale of oil and gas
      properties                                   6,899                 -
                                              ----------          --------
                                              $1,116,537          $597,142

COSTS AND EXPENSES:
   Lease operating                            $  158,166          $104,224
   Production tax                                 83,386            48,679
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 105,789           106,766
   General and administrative
      (Note 2)                                    75,891            73,066
                                              ----------          --------
                                              $  423,232          $332,735
                                              ----------          --------

NET INCOME                                    $  693,305          $264,407
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   95,278          $ 17,358
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  598,027          $247,049
                                              ==========          ========
NET INCOME per unit                           $     2.26          $    .93
                                              ==========          ========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,651,107        $1,528,277
   Interest income                                16,278             6,492
   Gain on sale of oil and gas
      properties                                   7,670               883
                                              ----------        ----------
                                              $2,675,055        $1,535,652

COSTS AND EXPENSES:
   Lease operating                            $  476,005        $  304,775
   Production tax                                217,673           115,105
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 300,003           339,305
   General and administrative
      (Note 2)                                   242,230           239,251
                                              ----------        ----------
                                              $1,235,911        $  998,436
                                              ----------        ----------

NET INCOME                                    $1,439,144        $  537,216
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  169,287        $   40,108
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,269,857        $  497,108
                                              ==========        ==========
NET INCOME per unit                           $     4.81        $     1.88
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000            1999
                                               -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,439,144         $537,216
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                300,003          339,305
      Gain on sale of oil and gas
        properties                            (     7,670)       (     883)
      Increase in accounts receivable -
        oil and gas sales                     (   307,689)       ( 120,097)
      Increase (decrease) in accounts
        payable                                       233        (  32,004)
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,424,021         $723,537
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    1,268)       ($  8,909)
   Proceeds from sale of oil and
      gas properties                               36,887            7,453
                                               ----------         --------
Net cash provided (used) by
   investing activities                        $   35,619        ($  1,456)
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,159,762)       ($608,011)
                                               ----------         --------
Net cash used by financing activities         ($1,159,762)       ($608,011)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  299,878         $114,070

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            379,613          212,695
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  679,491         $326,765
                                               ==========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  380,449        $  227,298
   Accounts receivable:
      Oil and gas sales                          385,677           214,859
                                              ----------        ----------
        Total current assets                  $  766,126        $  442,157

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 837,236         1,018,525

DEFERRED CHARGE                                  229,634           229,634
                                              ----------        ----------
                                              $1,832,996        $1,690,316
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   28,144        $   32,585
   Gas imbalance payable                          16,517            16,517
                                              ----------        ----------
        Total current liabilities             $   44,661        $   49,102

ACCRUED LIABILITY                             $   33,458        $   33,458

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,153)      ($   79,362)
   Limited Partners, issued and
      outstanding, 138,336 units               1,810,030         1,687,118
                                              ----------        ----------
        Total Partners' capital               $1,754,877        $1,607,756
                                              ----------        ----------
                                              $1,832,996        $1,690,316
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $671,722          $380,078
   Interest income                                 3,731             1,280
                                                --------          --------
                                                $675,453          $381,358

COSTS AND EXPENSES:
   Lease operating                              $103,455          $ 67,324
   Production tax                                 52,511            29,970
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,091            63,953
   General and administrative
      (Note 2)                                    40,682            38,292
                                                --------          --------
                                                $256,739          $199,539
                                                --------          --------

NET INCOME                                      $418,714          $181,819
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 70,660          $ 36,034
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $348,054          $145,785
                                                ========          ========
NET INCOME per unit                             $   2.51          $   1.05
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $1,653,414          $880,919
   Interest income                                 9,256             3,105
   Gain on sale of oil and gas
      properties                                       -               372
                                              ----------          --------
                                              $1,662,670          $884,396

COSTS AND EXPENSES:
   Lease operating                            $  294,930          $199,454
   Production tax                                136,427            63,517
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 169,814           183,044
   General and administrative
      (Note 2)                                   128,208           125,470
                                              ----------          --------
                                              $  729,379          $571,485
                                              ----------          --------

NET INCOME                                    $  933,291          $312,911
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  162,379          $ 72,097
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  770,912          $240,814
                                              ==========          ========
NET INCOME per unit                           $     5.57          $   1.74
                                              ==========          ========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $933,291          $312,911
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               169,814           183,044
      Gain on sale of oil and gas
        properties                                     -         (     372)
      Increase in accounts receivable -
        oil and gas sales                      ( 170,818)        (  72,241)
      Decrease in accounts payable             (   4,441)        (   2,457)
                                                --------          --------
Net cash provided by operating
   activities                                   $927,846          $420,885
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    833)        ($  2,916)
   Proceeds from sale of oil and
      gas properties                              12,308               515
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 11,475         ($  2,401)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($786,170)        ($357,600)
                                                --------          --------
Net cash used by financing activities          ($786,170)        ($357,600)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $153,151          $ 60,884

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           227,298           117,355
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $380,449          $178,239
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  763,444        $  482,914
   Accounts receivable:
      Oil and gas sales                          695,044           444,436
                                              ----------        ----------
        Total current assets                  $1,458,488        $  927,350

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,038,034         2,323,346

DEFERRED CHARGE                                  197,269           197,269
                                              ----------        ----------
                                              $3,693,791        $3,447,965
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   42,568        $   50,407
   Gas imbalance payable                          44,727            44,727
                                              ----------        ----------
        Total current liabilities             $   87,295        $   95,134

ACCRUED LIABILITY                             $  156,396        $  156,396

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  158,777)      ($  168,448)
   Limited Partners, issued and
      outstanding, 244,536 units               3,608,877         3,364,883
                                              ----------        ----------
        Total Partners' capital               $3,450,100        $3,196,435
                                              ----------        ----------
                                              $3,693,791        $3,447,965
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000             1999
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,117,930        $701,079
   Interest income                                 7,953           3,404
                                              ----------        --------
                                              $1,125,883        $704,483

COSTS AND EXPENSES:
   Lease operating                            $  155,710        $125,300
   Production tax                                 77,878          50,422
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 100,436         119,292
   General and administrative
      (Note 2)                                    69,936          67,671
                                              ----------        --------
                                              $  403,960        $362,685
                                              ----------        --------

NET INCOME                                    $  721,923        $341,798
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   39,716        $ 21,691
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  682,207        $320,107
                                              ==========        ========
NET INCOME per unit                           $     2.79        $   1.31
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,714,891        $1,758,244
   Interest income                                19,578             8,909
   Gain on sale of oil and gas
      properties                                  62,457               524
                                              ----------        ----------
                                              $2,796,926        $1,767,677

COSTS AND EXPENSES:
   Lease operating                            $  419,345        $  347,245
   Production tax                                185,094           121,441
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 286,408           369,240
   General and administrative
      (Note 2)                                   224,047           222,251
                                              ----------        ----------
                                              $1,114,894        $1,060,177
                                              ----------        ----------

NET INCOME                                    $1,682,032        $  707,500
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   93,038        $   49,699
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,588,994        $  657,801
                                              ==========        ==========
NET INCOME per unit                           $     6.50        $     2.69
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                 2000               1999
                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,682,032          $707,500
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               286,408           369,240
      Gain on sale of oil and gas
        properties                           (    62,457)        (     524)
      Increase in accounts receivable -
        oil and gas sales                    (   250,608)        ( 101,470)
      Decrease in accounts payable           (     7,839)        (   6,308)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,647,536          $968,438
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    1,096)        ($ 24,202)
   Proceeds from sale of oil and
      gas properties                              62,457               524
                                              ----------          --------
Net cash provided (used) by investing
   activities                                 $   61,361         ($ 23,678)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,428,367)        ($892,324)
                                              ----------          --------
Net cash used by financing activities        ($1,428,367)        ($892,324)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  280,530          $ 52,436

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           482,914           340,720
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  763,444          $393,156
                                              ==========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  544,212        $  338,669
   Accounts receivable:
      Oil and gas sales                          520,945           371,197
                                              ----------        ----------
        Total current assets                  $1,065,157        $  709,866

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 924,350         1,047,894

DEFERRED CHARGE                                   52,412            52,412
                                              ----------        ----------
                                              $2,041,919        $1,810,172
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   66,089        $   74,391
   Gas imbalance payable                           2,361             2,361
                                              ----------        ----------
        Total current liabilities             $   68,450        $   76,752

ACCRUED LIABILITY                             $  181,185        $  181,185

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,579)      ($   66,221)
   Limited Partners, issued and
      outstanding, 131,008 units               1,851,863         1,618,456
                                              ----------        ----------
        Total Partners' capital               $1,792,284        $1,552,235
                                              ----------        ----------
                                              $2,041,919        $1,810,172
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $817,695          $543,247
   Interest income                                 6,825             2,242
                                                --------          --------
                                                $824,520          $545,489

COSTS AND EXPENSES:
   Lease operating                              $150,203          $138,654
   Production tax                                 56,057            38,299
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,980            65,829
   General and administrative
      (Note 2)                                    38,077            36,252
                                                --------          --------
                                                $294,317          $279,034
                                                --------          --------

NET INCOME                                      $530,203          $266,455
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 28,168          $ 15,843
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $502,035          $250,612
                                                ========          ========
NET INCOME per unit                             $   3.83          $   1.91
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $2,146,696        $1,410,133
   Interest income                                15,854             5,375
   Gain on sale of oil and gas
      properties                                 197,929                 -
                                              ----------        ----------
                                              $2,360,479        $1,415,508

COSTS AND EXPENSES:
   Lease operating                            $  447,767        $  422,404
   Production tax                                141,808            99,365
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 144,838           215,966
   General and administrative
      (Note 2)                                   121,659           120,224
                                              ----------        ----------
                                              $  856,072        $  857,959
                                              ----------        ----------

NET INCOME                                    $1,504,407        $  557,549
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   80,000        $   36,247
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,424,407        $  521,302
                                              ==========        ==========
NET INCOME per unit                           $    10.87        $     3.98
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000           1999
                                              -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,504,407        $557,549
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               144,838         215,966
      Gain on sale of oil and gas
        properties                           (   197,929)              -
      Increase in accounts receivable -
        oil and gas sales                    (   149,748)      ( 113,034)
      Decrease in accounts payable           (     8,302)      (  12,307)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,293,266        $648,174
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   24,541)      ($ 16,716)
   Proceeds from sale of oil and
      gas properties                             201,176               -
                                              ----------        --------
Net cash provided (used) by investing
      activities                              $  176,635       ($ 16,716)
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,264,358)      ($543,332)
                                              ----------        --------
Net cash used by financing activities        ($1,264,358)      ($543,332)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  205,543        $ 88,126

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           338,669         172,776
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  544,212        $260,902
                                              ==========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                           September 30,      December 31,
                                                2000              1999
                                           -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $1,603,068        $1,445,029
   Accounts receivable:
      Oil and gas sales                       1,655,935         1,403,065
                                             ----------        ----------
        Total current assets                 $3,259,003        $2,848,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,604,357         2,776,902

DEFERRED CHARGE                                 117,235           117,235
                                             ----------        ----------
                                             $5,980,595        $5,742,231
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  364,117        $  398,764
   Gas imbalance payable                         34,902            34,902
                                             ----------        ----------
        Total current liabilities            $  399,019        $  433,666

ACCRUED LIABILITY                            $  530,662        $  530,662

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  247,802)      ($  259,526)
   Limited Partners, issued and
      outstanding, 418,266 units              5,298,716         5,037,429
                                             ----------        ----------
        Total Partners' capital              $5,050,914        $4,777,903
                                             ----------        ----------
                                             $5,980,595        $5,742,231
                                             ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,475,574        $1,877,248
   Interest income                                27,841             6,605
   Gain on sale of oil and
      gas properties                               5,101                 -
                                              ----------        ----------
                                              $2,508,516        $1,883,853

COSTS AND EXPENSES:
   Lease operating                            $  698,989        $  764,530
   Production tax                                166,338           126,105
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 100,945           140,883
   General and administrative
      (Note 2)                                   119,230           115,744
                                              ----------        ----------
                                              $1,085,502        $1,147,262
                                              ----------        ----------

NET INCOME                                    $1,423,014        $  736,591
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   73,796        $   42,135
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,349,218        $  694,456
                                              ==========        ==========
NET INCOME per unit                           $     3.22        $     1.66
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $7,530,254        $4,559,288
   Interest income                                66,856            14,557
   Gain on sale of oil and
      gas properties                           1,322,199                 -
                                              ----------        ----------
                                              $8,919,309        $4,573,845

COSTS AND EXPENSES:
   Lease operating                            $2,163,849        $2,346,380
   Production tax                                480,008           306,609
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 332,253           434,005
   General and administrative
      (Note 2)                                   384,005           383,696
                                              ----------        ----------
                                              $3,360,115        $3,470,690
                                              ----------        ----------

NET INCOME                                    $5,559,194        $1,103,155
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  287,907        $   71,790
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $5,271,287        $1,031,365
                                              ==========        ==========
NET INCOME per unit                           $    12.60        $     2.47
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000           1999
                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $5,559,194     $1,103,155
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  332,253        434,005
      Gain on sale of oil and gas
        properties                              ( 1,322,199)             -
      Increase in accounts receivable -
        oil and gas sales                       (   252,870)   (   412,386)
      Decrease in accounts payable              (    34,647)   (    59,868)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $4,281,731     $1,064,906
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  190,118)   ($   91,835)
   Proceeds from sale of oil and gas
      properties                                  1,352,609              -
                                                 ----------     ----------
Net cash provided (used) by
   investing activities                          $1,162,491    ($   91,835)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($5,286,183)   ($  691,613)
                                                 ----------     ----------
Net cash used by financing activities           ($5,286,183)   ($  691,613)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  158,039     $  281,458

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,445,029        483,197
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,603,068     $  764,655
                                                 ==========     ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  548,478       $  803,913
   Accounts receivable:
      Oil and gas sales                           584,848          424,488
                                               ----------       ----------
        Total current assets                   $1,133,326       $1,228,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,202,243        2,405,074

DEFERRED CHARGE                                    56,227           56,227
                                               ----------       ----------
                                               $3,391,796       $3,689,702
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   56,522       $   77,807
   Gas imbalance payable                           55,092           55,092
                                               ----------       ----------
        Total current liabilities              $  111,614       $  132,899

ACCRUED LIABILITY                              $  135,208       $  135,208

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  149,077)     ($  154,318)
   Limited Partners, issued and
      outstanding, 221,484 units                3,294,051        3,575,913
                                               ----------       ----------
        Total Partners' capital                $3,144,974       $3,421,595
                                               ----------       ----------
                                               $3,391,796       $3,689,702
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                               --------          ---------

REVENUES:
   Oil and gas sales                           $735,710           $698,626
   Interest income                                7,621              3,219
   Gain (loss) on sale of oil and
      gas properties                          (  11,880)            18,316
                                               --------           --------
                                               $731,451           $720,161

COSTS AND EXPENSES:
   Lease operating                             $162,814           $199,551
   Production tax                                40,033             32,383
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 77,879            143,796
   General and administrative
      (Note 2)                                   63,548             61,302
                                               --------           --------
                                               $344,274           $437,032
                                               --------           --------

NET INCOME                                     $387,177           $283,129
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 22,093           $ 19,747
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $365,084           $263,382
                                               ========           ========
NET INCOME per unit                            $   1.65           $   1.19
                                               ========           ========
UNITS OUTSTANDING                               221,484            221,484
                                               ========           ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,402,405        $1,621,650
   Interest income                                21,413             7,781
   Gain on sale of oil and gas
      properties                                 150,840            18,156
                                              ----------        ----------
                                              $2,574,658        $1,647,587

COSTS AND EXPENSES:
   Lease operating                            $  539,823        $  675,905
   Production tax                                115,951            76,164
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 287,729           404,367
   General and administrative
      (Note 2)                                   203,180           201,746
                                              ----------        ----------
                                              $1,146,683        $1,358,182
                                              ----------        ----------

NET INCOME                                    $1,427,975        $  289,405
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   81,837        $   30,256
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,346,138        $  259,149
                                              ==========        ==========
NET INCOME per unit                           $     6.08        $     1.17
                                              ==========        ==========
UNITS OUTSTANDING                                221,484           221,484
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,427,975        $289,405
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 287,729         404,367
      Gain on sale of oil and gas
        properties                             (   150,840)      (  18,156)
      Increase in accounts receivable -
        oil and gas sales                      (   160,360)      ( 134,768)
      Decrease in accounts receivable -
        other                                            -           9,631
      Decrease in accounts payable             (    21,285)      (  61,893)
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,383,219        $488,586
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  159,635)      ($ 78,236)
   Proceeds from the sale of oil
      and gas properties                           225,577          19,893
                                                ----------        --------
Net cash provided (used) by investing
   activities                                   $   65,942       ($ 58,343)
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,704,596)      ($304,866)
                                                ----------        --------
Net cash used by financing activities          ($1,704,596)      ($304,866)
                                                ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  255,435)       $125,377

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             803,913         316,761
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  548,478        $442,138
                                                ==========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  323,727       $  475,226
   Accounts receivable:
      Oil and gas sales                           355,351          259,524
                                               ----------       ----------
        Total current assets                   $  679,078       $  734,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,175,237        1,230,211

DEFERRED CHARGE                                    36,477           36,477
                                               ----------       ----------
                                               $1,890,792       $2,001,438
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   35,622       $   48,611
   Gas imbalance payable                            7,548            7,548
                                               ----------       ----------
        Total current liabilities              $   43,170       $   56,159

ACCRUED LIABILITY                              $   80,069       $   80,069

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   85,633)     ($   91,045)
   Limited Partners, issued and
      outstanding, 121,925 units                1,853,186        1,956,255
                                               ----------       ----------
        Total Partners' capital                $1,767,553       $1,865,210
                                               ----------       ----------
                                               $1,890,792       $2,001,438
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                   2000             1999
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $446,431        $440,935
   Interest income                                   4,462           1,924
   Gain on sale of oil and gas
      properties                                    27,256          13,109
                                                  --------        --------
                                                  $478,149        $455,968

COSTS AND EXPENSES:
   Lease operating                                $102,041        $124,379
   Production tax                                   23,479          19,702
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    37,996          89,412
   General and administrative
      (Note 2)                                      35,207          33,766
                                                  --------        --------
                                                  $198,723        $267,259
                                                  --------        --------

NET INCOME                                        $279,426        $188,709
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $ 15,268        $ 12,916
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $264,158        $175,793
                                                  ========        ========
NET INCOME per unit                               $   2.17        $   1.44
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------       -----------

REVENUES:
   Oil and gas sales                          $1,463,791        $1,004,949
   Interest income                                12,074             4,249
   Gain on sale of oil and gas
      properties                                 157,065            13,064
                                              ----------        ----------
                                              $1,632,930        $1,022,262

COSTS AND EXPENSES:
   Lease operating                            $  346,053        $  449,999
   Production tax                                 69,593            46,104
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 137,602           246,708
   General and administrative
      (Note 2)                                   112,491           111,232
                                              ----------        ----------
                                              $  665,739        $  854,043
                                              ----------        ----------

NET INCOME                                    $  967,191        $  168,219
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   53,260        $   18,067
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  913,931        $  150,152
                                              ==========        ==========
NET INCOME per unit                           $     7.50        $     1.23
                                              ==========        ==========
UNITS OUTSTANDING                                121,925           121,925
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  967,191        $168,219
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               137,602         246,708
      Gain on sale of oil and gas
        properties                           (   157,065)      (  13,064)
      Increase in accounts receivable -
        oil and gas sales                    (    95,827)      (  90,942)
      Decrease in accounts receivable -
        other                                          -           6,369
      Decrease in accounts payable           (    12,989)      (  27,945)
                                              ----------        --------
Net cash provided by operating
   activities                                 $  838,912        $289,345
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   89,167)      ($ 41,152)
   Proceeds from the sale of oil and
      gas properties                             163,604          13,216
                                              ----------        --------
Net cash provided (used) by investing
   activities                                 $   74,437       ($ 27,936)
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,064,848)      ($166,687)
                                              ----------        --------
Net cash used by financing activities        ($1,064,848)      ($166,687)
                                              ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  151,499)       $ 94,722

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           475,226         169,558
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  323,727        $264,280
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $6,423                 $ 69,468
               III-B                  4,277                   36,405
               III-C                  5,583                   64,353
               III-D                  3,601                   34,476
               III-E                  9,160                  110,070
               III-F                  5,264                   58,284
               III-G                  3,122                   32,085

      During the nine months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $33,826                 $208,404
               III-B                 18,993                  109,215
               III-C                 30,988                  193,059
               III-D                 18,231                  103,428
               III-E                 53,795                  330,210
               III-F                 28,328                  174,852
               III-G                 16,236                   96,255

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-D, III-E, III-F, and III-G Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the second quarter of 2000. These proceeds were included in these Partnerships' cash distributions paid in August 2000.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2000, capital expenditures for the III-F and III-G Partnerships totaled $159,635 and $89,167, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Trail Unit, located in Sweetwater County, Wyoming, in which the III-F and III-G Partnerships own working interests of 15.6% and 7.8%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, and III-D Partnerships for the first two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial            Extensions      Current
      Partnership   Termination Date       Exercised    Termination Date
      -----------   -----------------      ---------    -----------------
         III-A      November 22, 1999           1       November 22, 2001
         III-B      January 24, 2000            1       January 24, 2002
         III-C      February 28, 2000           1       February 28, 2002
         III-D      September 5, 2000           1       September 5, 2002
         III-E      December 26, 2000           -       December 26, 2000
         III-F      March 7, 2001               -       March 7, 2001
         III-G      September 20, 2001          -       September 20, 2001

      The General Partner will extend the term of the III-E Partnership for its first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or
      (ii) extend the term of any other Partnership.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000             1999
                                                ----------        --------
      Oil and gas sales                         $1,103,043        $594,498
      Oil and gas production expenses           $  241,552        $152,903
      Barrels produced                              12,973           9,173
      Mcf produced                                 174,044         162,850
      Average price/Bbl                         $    29.36        $  20.02
      Average price/Mcf                         $     4.15        $   2.52

      As shown in the table above, total oil and gas sales increased $508,545 (85.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $121,000 and $283,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $76,000 was related to an increase in the volumes of oil sold. Volumes of oil and gas sold increased 3,800 barrels and 11,194 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of oil sold was primarily due to (i) the successful workover of two significant wells during 1999 and (ii) positive prior period volume adjustments made by the purchasers on two other significant wells during the three months ended September 30, 2000. Average oil and gas prices increased to $29.36 per barrel and $4.15 per Mcf, respectively, for the three months ended September 30, 2000 from $20.02 per barrel and $2.52 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $88,649 (58.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2000 and
      (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the three months ended September 30, 2000 from 25.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Any decrease in depreciation, depletion, and amortization due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 was substantially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.6% for the three months ended September 30, 2000 from 18.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,825 (3.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended September 30, 2000 from 12.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000            1999
                                                  ----------      ----------
      Oil and gas sales                           $2,651,107      $1,528,277
      Oil and gas production expenses             $  693,678      $  419,880
      Barrels produced                                35,783          27,420
      Mcf produced                                   499,595         527,937
      Average price/Bbl                           $    28.61      $    15.31
      Average price/Mcf                           $     3.26      $     2.10

      As shown in the table above, total oil and gas sales increased $1,122,830 (73.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $476,000 and $578,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $128,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 8,363 barrels, while volumes of gas sold decreased 28,342 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of oil sold was primarily due to the successful workover of two significant wells during 1999. Average oil and gas prices increased to $28.61 per barrel and $3.26 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.31 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $273,798 (65.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on three significant wells during the nine months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.2% for the nine months ended September 30, 2000 from 27.5% for the nine months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $39,302 (11.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. This decrease was partially offset by the increase in volumes of oil sold. As a percentage of oil and gas sales, this expense decreased to 11.3% for the nine months ended September 30, 2000 from

      22.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,979 (1.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the nine months ended September 30, 2000 from 15.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The III-A Partnership achieved payout during the nine months ended September 30, 2000. After payout, operations and revenues for the III-A Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the III-A Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $27,082,701 or 102.60% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $671,722        $380,078
      Oil and gas production expenses             $155,966        $ 97,294
      Barrels produced                              10,714           9,039
      Mcf produced                                  84,704          79,004
      Average price/Bbl                           $  29.79        $  19.96
      Average price/Mcf                           $   4.16        $   2.53

      As shown in the table above, total oil and gas sales increased $291,644 (76.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $105,000 and $138,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $33,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 1,675 barrels and 5,700 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of oil sold was primarily due to (i) the successful workover of two significant wells during 1999 and (ii) positive prior period volume adjustments made by the purchasers on two other significant wells during the three months ended September 30, 2000. Average oil and gas prices increased to $29.79 per barrel and $4.16 per Mcf, respectively, for the three months ended September 30, 2000 from $19.96 per barrel and $2.53 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $58,672 (60.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2000 and
      (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the three months ended September 30, 2000 from 25.6% for the three months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,862 (6.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 8.9% for the three months ended September 30, 2000 from 16.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,390 (6.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, this percentage decreased to 6.1% for the three months ended September 30, 2000 from 10.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                ----------         --------
      Oil and gas sales                         $1,653,414         $880,919
      Oil and gas production expenses           $  431,357         $262,971
      Barrels produced                              30,218           24,565
      Mcf produced                                 239,719          233,954
      Average price/Bbl                         $    28.75         $  15.82
      Average price/Mcf                         $     3.27         $   2.10

      As shown in the table above, total oil and gas sales increased $772,495 (87.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $391,000 and $280,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $89,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 5,653 barrels and 5,765 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of oil sold was primarily due to the successful workover of two significant wells during 1999. Average oil and gas prices increased to $28.75 per barrel and $3.27 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.82 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $168,386 (64.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on three significant wells during the nine months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.1% for the nine months ended September 30, 2000 from 29.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,230 (7.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 10.3% for the nine months ended September 30, 2000 from 20.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,738 (2.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, this percentage decreased to 7.8% for the nine months ended September 30, 2000 from 14.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $15,762,353 or 113.94% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                     2000           1999
                                                  ----------      --------
      Oil and gas sales                           $1,117,930      $701,079
      Oil and gas production expenses             $  233,588      $175,722
      Barrels produced                                 4,444         5,559
      Mcf produced                                   256,258       247,336
      Average price/Bbl                           $    31.40      $  20.69
      Average price/Mcf                           $     3.82      $   2.37

      As shown in the table above, total oil and gas sales increased $416,851 (59.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $48,000 and $371,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,115 barrels, while volumes of gas sold increased 8,922 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $31.40 per barrel and $3.82 per Mcf, respectively, for the three months ended September 30, 2000 from $20.69 per barrel and $2.37 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $57,866 (32.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one significant well during the three months ended September 30, 2000, and (iii) positive prior period lease operating expense adjustments made by the operators on two other significant wells during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 20.9% for the three months ended September 30, 2000 from 25.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,856 (15.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 9.0% for the three months ended September 30, 2000 from 17.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,265 (3.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the three months ended September 30, 2000 from 9.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2000            1999
                                                  ----------     ----------
      Oil and gas sales                           $2,714,891     $1,758,244
      Oil and gas production expenses             $  604,439     $  468,686
      Barrels produced                                15,253         17,591
      Mcf produced                                   715,267        763,256
      Average price/Bbl                           $    29.15     $    16.11
      Average price/Mcf                           $     3.17     $     1.93

      As shown in the table above, total oil and gas sales increased $956,647 (54.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $199,000 and $888,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,338 barrels and 47,989 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $29.15 per barrel and $3.17 per Mcf, respectively, for the nine months ended September 30, 2000 from $16.11 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $135,753 (29.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2000, and (iii) positive prior period lease operating expense adjustments made by the operators on two other significant wells during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the nine months ended September 30, 2000 from 26.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $82,832 (22.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.5% for the nine months ended September 30, 2000 from 21.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the nine months ended September 30, 2000 from 12.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $19,784,795 or 80.91% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2000              1999
                                                --------          --------
      Oil and gas sales                         $817,695          $543,247
      Oil and gas production expenses           $206,260          $176,953
      Barrels produced                             6,952             7,591
      Mcf produced                               170,971           169,113
      Average price/Bbl                         $  27.86          $  18.60
      Average price/Mcf                         $   3.65          $   2.38

      As shown in the table above, total oil and gas sales increased $274,448 (50.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $64,000 and $218,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 639 barrels, while volumes of gas sold increased 1,858 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 2000. This increase was partially offset by (i) normal declines in production and (ii) the sale of several wells during early 2000. Average oil and gas prices increased to $27.86 per barrel and $3.65 per Mcf, respectively, for the three months ended September 30, 2000 from $18.60 per barrel and $2.38 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,307 (16.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase of oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 25.2% for the three months ended September 30, 2000 from 32.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,849 (24.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended September 30, 2000 from 12.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,825 (5.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 4.7% for the three months ended September 30, 2000 from 6.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in the oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                ----------       ----------
      Oil and gas sales                         $2,146,696       $1,410,133
      Oil and gas production expenses           $  589,575       $  521,769
      Barrels produced                              23,491           27,307
      Mcf produced                                 483,469          540,394
      Average price/Bbl                         $    26.19       $    13.76
      Average price/Mcf                         $     3.17       $     1.91

      As shown in the table above, total oil and gas sales increased $736,563 (52.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $292,000 and $606,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $109,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,816 barrels and 56,925 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decreases in volumes of oil and gas sold were primarily due to (i) normal declines in production and (ii) the sale of several wells during early 2000. Average oil and gas prices increased to $26.19 per barrel and $3.17 per Mcf, respectively, for the nine months ended September 30, 2000 from $13.76 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $197,929 gain on such sales. No such sales occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $67,806 (13.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase of oil and gas sales and (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 27.5% for the nine months ended September 30, 2000 from 37.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $71,128 (32.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.7% for the nine months ended September 30, 2000 from 15.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,435 (1.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the nine months ended September 30, 2000 from 8.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in the oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $10,490,669 or 80.08% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $2,475,574       $1,877,248
      Oil and gas production expenses           $  865,327       $  890,635
      Barrels produced                              43,388           44,634
      Mcf produced                                 339,350          436,613
      Average price/Bbl                         $    27.79       $    17.85
      Average price/Mcf                         $     3.74       $     2.47

      As shown in the table above, total oil and gas sales increased $598,326 (31.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $431,000 and $430,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $241,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,246 barrels and 97,263 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during early 2000 and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2000. Average oil and gas prices increased to $27.79 per barrel and $3.74 per Mcf, respectively, for the three months ended September 30, 2000 from $17.85 per barrel and $2.47 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,308 (2.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 35.0% for the three months ended September 30, 2000 from 47.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $39,938 (28.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.1% for three months ended September 30, 2000 from 7.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,486 (3.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 4.8% for the three months ended September 30, 2000 from 6.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $7,530,254       $4,559,288
      Oil and gas production expenses           $2,643,857       $2,652,989
      Barrels produced                             140,208          152,375
      Mcf produced                               1,192,352        1,255,776
      Average price/Bbl                         $    25.72       $    13.43
      Average price/Mcf                         $     3.29       $     2.00

      As shown in the table above, total oil and gas sales increased $2,970,966 (65.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $1,724,000 and $1,537,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 12,167 barrels and 63,424 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $25.72 per barrel and $3.29 per Mcf, respectively, for the nine months ended September 30, 2000 from $13.43 per barrel and $2.00 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-E Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $1,322,199 gain on such sales. No such sales occurred during the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 35.1% for the nine months ended September 30, 2000 from 58.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $101,752 (23.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 4.4% for nine months ended September 30, 2000 from 9.5% for the nine
      months  ended  September  30,  1999.   This   percentage   decrease  was
      primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 5.1% for the nine months ended September 30, 2000 from 8.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $36,327,016 or 86.85% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $735,710        $698,626
      Oil and gas production expenses             $202,847        $231,934
      Barrels produced                               9,542          12,820
      Mcf produced                                 131,163         205,030
      Average price/Bbl                           $  28.48        $  19.22
      Average price/Mcf                           $   3.54        $   2.21

      As shown in the table above, total oil and gas sales increased $37,084 (5.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $88,000 and $175,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $63,000 and $163,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,278 barrels and 73,867 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2000. Average oil and gas prices increased to $28.48 per barrel and $3.54 per Mcf, respectively, for the three months ended September 30, 2000 from $19.22 per barrel and $2.21 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $29,087 (12.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the sale of several wells during late 1999 and early 2000. This decrease was partially offset by (i) workover expenses incurred on one significant well during the three months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.6% for the three months ended September 30, 2000 from 33.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $65,917 (45.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 10.6% for the three months ended September 30, 2000 from 20.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,246 (3.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended September 30, 2000 from 8.8% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000           1999
                                                  ----------     ----------
      Oil and gas sales                           $2,402,405     $1,621,650
      Oil and gas production expenses             $  655,774     $  752,069
      Barrels produced                                34,242         42,836
      Mcf produced                                   495,157        535,860
      Average price/Bbl                           $    27.83     $    14.66
      Average price/Mcf                           $     2.93     $     1.85

      As shown in the table above, total oil and gas sales increased $780,755 (48.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $451,000 and $531,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $126,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 8,594 barrels and 40,703 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) normal declines in production. Average oil and gas prices increased to $27.83 per barrel and $2.93 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.66 per barrel and $1.85 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $150,840 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the III-F Partnership recognizing similar gains of $18,156.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $96,295 (12.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by (i) the reversal of a litigation accrual during the nine months ended September 30, 1999 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the nine months ended September 30, 2000 from 46.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $116,638 (28.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 12.0% for the nine months ended September 30, 2000 from 24.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the nine months ended September 30, 2000 from 12.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $13,251,904 or 59.83% of Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000           1999
                                                  --------       --------
      Oil and gas sales                           $446,431       $440,935
      Oil and gas production expenses             $125,520       $144,081
      Barrels produced                               7,012          9,897
      Mcf produced                                  70,232        114,797
      Average price/Bbl                           $  28.58       $  18.73
      Average price/Mcf                           $   3.50       $   2.23

      As shown in the table above, total oil and gas sales increased $5,496 (1.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $69,000 and $90,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $54,000 and $99,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,885 barrels and 44,565 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2000. Average oil and gas prices increased to $28.58 per barrel and $3.50 per Mcf, respectively, for the three months ended September 30, 2000 from $18.73 per barrel and $2.23 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,561 (12.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to the sale of several wells during late 1999 and early 2000. This decrease was partially offset by (i) workover expenses incurred on one well during the three months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase of oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.1% for the three months ended September 30, 2000 from 32.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $51,416 (57.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 8.5% for the three months ended September 30, 2000 from 20.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,441 (4.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses increased to 7.9% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000           1999
                                                  ----------     ----------
      Oil and gas sales                           $1,463,791     $1,004,949
      Oil and gas production expenses             $  415,646     $  496,103
      Barrels produced                                25,020         31,383
      Mcf produced                                   260,470        292,301
      Average price/Bbl                           $    27.93     $    14.60
      Average price/Mcf                           $     2.94     $     1.87

      As shown in the table above, total oil and gas sales increased $458,842 (45.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $334,000 and $278,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $93,000 and $60,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,363 barrels and 31,831 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 1999 and early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $27.93 per barrel and $2.94 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.60 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $157,065 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1999 resulted in the III-G Partnership recognizing similar gains of $13,064.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $80,457 (16.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by (i) the reversal of a litigation accrual during the nine months ended September 30, 1999 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the nine months ended September 30, 2000 from 49.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $109,106 (44.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.4% for the nine months ended September 30, 2000 from 24.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,259 (1.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the nine months ended September 30, 2000 from 11.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $7,168,287 or 58.79% of Limited Partners' capital contributions.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule containing summary financial information extracted from the III-A Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.2 Financial Data Schedule containing summary financial information extracted from the III-B Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.3 Financial Data Schedule containing summary financial information extracted from the III-C Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.4 Financial Data Schedule containing summary financial information extracted from the III-D Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.5 Financial Data Schedule containing summary financial information extracted from the III-E Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.6 Financial Data Schedule containing summary financial information extracted from the III-F Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.7 Financial Data Schedule containing summary financial information extracted from the III-G Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

          All other exhibits are omitted as inapplicable.

(b)  Reports on Form 8-K.

     Current  Report on Form 8-K was filed during the third quarter of 2000:

            Date of Event                       August 23, 2000
            Date filed with the SEC             August 23, 2000
            Items Included                      Item 5 - Other Events

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

                              (Registrant)

                              BY:   GEODYNE RESOURCES, INC.
                                    General Partner


Date:  November 13, 2000      By:     /s/Dennis R. Neill
                                   --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  November 13, 2000      By:     /s/Patrick M. Hall
                                   --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-A's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-B's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-C's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-D's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-E's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-F's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.7 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership III-G's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.