Form 10-K405
period 2000-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2001-03-05
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K405
                                TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................26
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......26

PART II.....................................................................26
      ITEM 5.     MARKET  FOR  UNITS  AND  RELATED   LIMITED  PARTNER
                  MATTERS...................................................26
      ITEM 6.     SELECTED FINANCIAL DATA...................................29
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................37
      ITEM 7A.....QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................59
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............59
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................59

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

PART IV.....................................................................72
      ITEM 14.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
                  REPORTS ON FORM 8-K.......................................72

      SIGNATURES............................................................79

PART I......

ITEM 1......BUSINESS

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


      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of the III-G Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial            Extensions         Current
   Partnership       Termination Date        Exercised     Termination Date
   -----------      ------------------       ---------     ------------------
     III-A          November 22, 1999             1        November 22, 2001
     III-B          January 24, 2000              1        January 24, 2002
     III-C          February 28, 2000             1        February 28, 2002
     III-D          September 5, 2000             1        September 5, 2002
     III-E          December 26, 2000             1        December 26, 2002
     III-F          March 7, 2001                 1        March 7, 2003
     III-G          September 20, 2001            -        September 20, 2001

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2000:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          Valero Industrial Gas L.P.
                          ("Valero")                           24.8%
                        El Paso Energy Marketing
                          Company ("El Paso")                  24.1%
                        Phibro Energy, Inc.
                          ("Phibro")                           23.9%

         III-B          Phibro                                 25.6%
                        Valero                                 18.8%
                        El Paso                                18.1%
                        Sun Refining & Marketing
                          Company                              14.2%

         III-C          El Paso                                58.2%

         III-D          El Paso                                56.6%
                        Eaglwing Trading, Inc.
                          ("Eaglwing")                         21.8%

         III-E          Eaglwing                               43.8%
                        El Paso                                16.3%

         III-F          El Paso                                37.8%
                        Eaglwing                               13.5%
                        Amoco Production Co.                   11.1%

         III-G          El Paso                                31.6%
                        Eaglwing                               14.9%
                        Amoco Production Co.                   12.2%


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2000.

                               Well Statistics(1)
                             As of December 31, 2000

             Number of Gross Wells(2)            Number of Net Wells(3)
            --------------------------        ---------------------------
 P/ship       Total     Oil     Gas              Total      Oil    Gas
--------      -----    -----    ---              -----     -----  -----
 III-A          169       79     90              10.24      2.39   7.85
 III-B          142       70     72               6.74      3.09   3.65
 III-C          168       66    102              20.24     11.74   8.50
 III-D          172      117     55              11.27      6.36   4.91
 III-E          223       93    130              24.73      6.89  17.84
 III-F          384      288     96              18.82     10.43   8.39
 III-G        1,402    1,023    379              12.33      7.79   4.54
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

      Drilling Activities

      During the year ended December 31, 2000, the Partnerships participated in the developmental drilling activities described below.

                                                Working
P/ship       Well Name          County    St.   Interest   Type    Status
------       ---------          ------    ---   --------   ----   ---------

III-A    DD Hachar No. 36        Webb     TX     .05992     Gas   Producing

III-B    DD Hachar No. 36        Webb     TX     .02790     Gas   Producing

III-C    DD Hachar No. 36        Webb     TX     .01162     Gas   Producing


      During the year ended December 31, 2000, the Partnerships indirectly participated in the developmental drilling activities described below. The Partnerships do not own working interests in these wells; therefore, they did not incur any costs associated with the drilling activity:

                                                  Revenue
P/ship     Well Name           County        St.  Interest  Type    Status
------     ---------           -------       ---  --------  ----   ---------
III-A    Clark-Hereford
           No. 7                Webb         TX   .00749     Gas   Producing
         McKendrick-Akin
           Unit No. 2           Webb         TX   .00749     Gas   Producing

III-B    Clark-Hereford
           No. 7                Webb         TX   .00349     Gas   Producing
         McKendrick-Akin
           Unit No. 2           Webb         TX   .00349     Gas   Producing

III-C    Smith-Newton
           No. 2-26             Pittsburg    TX   .00185     Gas   Producing
         Clark-Hereford
           No. 7                Webb         TX   .00145     Gas   Producing
         McKendrick-Akin
           Unit No. 2           Webb         TX   .00145     Gas   Producing

III-D    Smith-Newton
           No. 2-26             Pittsburg    OK   .00027     Gas   Producing


      The III-E, III-F, and III-G Partnerships did not participate in any drilling activities during the year ended December 31, 2000.

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

                               Net Production Data

                                III-A Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           49,908         35,784      34,689
   Gas (Mcf)                           678,985        665,717     741,990
Oil and gas sales:
   Oil                              $1,454,983     $  605,903  $  434,592
   Gas                               2,656,278      1,466,078   1,595,205
                                     ---------      ---------   ---------
      Total                         $4,111,261     $2,071,981  $2,029,797
                                     =========      =========   =========
Total direct operating
  expenses                          $  853,211     $  585,757  $  576,112
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         20.8%          28.3%       28.4%

Average sales price:
   Per barrel of oil                    $29.15         $16.93      $12.53
   Per Mcf of gas                         3.91           2.20        2.15

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.23         $ 3.99      $ 3.64

                               Net Production Data

                                III-B Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           40,544         33,676      34,221
   Gas (Mcf)                           326,603        299,745     355,197
Oil and gas sales:
   Oil                              $1,185,213     $  598,881  $  441,820
   Gas                               1,277,225        660,854     759,598
                                     ---------      ---------   ---------
      Total                         $2,462,438     $1,259,735  $1,201,418
                                     =========      =========   =========
Total direct operating
   expenses                         $  525,281     $  346,919  $  330,107
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         21.3%          27.5%       27.5%

Average sales price:
   Per barrel of oil                    $29.23         $17.78      $12.91
   Per Mcf of gas                         3.91           2.20        2.14

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.53         $ 4.15      $ 3.53

                               Net Production Data

                                III-C Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           19,431         23,931      22,980
   Gas (Mcf)                           994,305        997,209   1,156,387
Oil and gas sales:
   Oil                              $  572,001     $  428,466  $  312,050
   Gas                               3,578,430      2,018,358   2,134,955
                                     ---------      ---------   ---------
      Total                         $4,150,431     $2,446,824  $2,447,005
                                     =========      =========   =========
Total direct operating
   expenses                         $  978,824     $  551,030  $  712,038
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         23.6%          22.5%       29.1%

Average sales price:
   Per barrel of oil                    $29.44         $17.90      $13.58
   Per Mcf of gas                         3.60           2.02        1.85

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.29         $ 2.90      $ 3.30

                               Net Production Data

                                III-D Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           31,388         36,148      35,908
   Gas (Mcf)                           629,117        716,804     767,089
Oil and gas sales:
   Oil                              $  837,978     $  562,513  $  413,658
   Gas                               2,257,213      1,444,730   1,375,913
                                     ---------      ---------   ---------
      Total                         $3,095,191     $2,007,243  $1,789,571
                                     =========      =========   =========
Total direct operating
   expenses                         $  895,563     $  704,051  $  718,656
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         28.9%          35.1%       40.2%

Average sales price:
   Per barrel of oil                    $26.70         $15.56      $11.52
   Per Mcf of gas                         3.59           2.02        1.79

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.57         $ 4.52      $ 4.39

                               Net Production Data

                                III-E Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                          183,876        205,197     223,936
   Gas (Mcf)                         1,526,586      1,856,697   1,974,917
Oil and gas sales:
   Oil                             $ 4,822,734     $3,146,395  $2,542,259
   Gas                               5,654,292      3,900,054   3,858,330
                                    ----------      ---------   ---------
      Total                        $10,477,026     $7,046,449  $6,400,589
                                    ==========      =========   =========
Total direct operating
  expenses                         $ 3,652,507     $3,957,399  $3,695,174
                                    ==========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         34.9%          56.2%       57.7%

Average sales price:
   Per barrel of oil                    $26.23         $15.33      $11.35
   Per Mcf of gas                         3.70           2.10        1.95

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.33         $ 7.69      $ 6.68

                               Net Production Data

                                III-F Partnership
                                -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           43,620         55,619      54,002
   Gas (Mcf)                           654,833        732,832     787,609
Oil and gas sales:
   Oil                              $1,242,912     $  916,715  $  678,439
   Gas                               2,194,409      1,397,731   1,470,754
                                     ---------      ---------   ---------
      Total                         $3,437,321     $2,314,446  $2,149,193
                                     =========      =========   =========
Total direct operating
   expenses                         $  867,235     $  926,110  $1,185,467
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         25.2%          40.0%       55.2%

Average sales price:
   Per barrel of oil                    $28.49         $16.48      $12.56
   Per Mcf of gas                         3.35           1.91        1.87

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.68         $ 5.21      $ 6.40

                               Net Production Data

                                III-G Partnership
                                -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2000           1999        1998
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           32,013         40,292      38,858
   Gas (Mcf)                           333,031        409,664     419,813
Oil and gas sales:
   Oil                              $  912,320     $  661,957  $  487,855
   Gas                               1,138,070        777,743     784,720
                                     ---------      ---------   ---------
      Total                         $2,050,390     $1,439,700  $1,272,575
                                     =========      =========   =========
Total direct operating
   expenses                         $  552,240     $  593,911  $  744,443
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         26.9%          41.3%       58.5%

Average sales price:
   Per barrel of oil                    $28.50         $16.43      $12.55
   Per Mcf of gas                         3.42           1.90        1.87

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.31         $ 5.47      $ 6.84


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on such reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2000 will actually be realized for such production. The General Partner believes that it is unlikely that prices will remain at their current high levels.

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


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 2000(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,627,887
         Oil and liquids (Bbls)                                 134,841

      Net present value (discounted at
         10% per annum)                                     $17,895,582

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,081,540
         Oil and liquids (Bbls)                                 128,777

      Net present value (discounted at
         10% per annum)                                     $ 9,198,654


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            5,412,690
         Oil and liquids (Bbls)                                 127,243

      Net present value (discounted at
         10% per annum)                                     $17,950,312

   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,955,669
         Oil and liquids (Bbls)                                 359,321

      Net present value (discounted at
         10% per annum)                                     $12,049,647


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            8,951,531
         Oil and liquids (Bbls)                               2,216,123

      Net present value (discounted at
         10% per annum)                                     $40,652,197


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            5,532,849
         Oil and liquids (Bbls)                                 352,584

      Net present value (discounted at
         10% per annum)                                     $17,812,158

   III-G Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,947,046
         Oil and liquids (Bbls)                                 266,027

      Net present value (discounted at
         10% per annum)                                     $10,101,087

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


      Significant Properties

The following table sets forth the number and percent of each Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2000:

                                Operated Wells
                  -------------------------------------------
                  Partnership       Number            Percent
                  -----------       ------            -------

                     III-A            15                 7%
                     III-B             4                 2%
                     III-C            99                24%
                     III-D            91                24%
                     III-E            38                16%
                     III-F            32                 8%
                     III-G            52                 4%


      The following tables set forth certain well and reserve information as of December 31, 2000 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and Northwest Colorado.





                                     Significant Properties as of December 31, 2000
                                     ----------------------------------------------

                                                                    Wells
                                                                  Operated by
                                                                  Affiliates      Oil        Gas
                        Gross     Net       Other       Total    ------------- Reserves   Reserves   Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)   (Bbl)      (Mcf)      Value
------------------      ------   -------    --------    ------   ------  ----- --------  ---------  ----------
III-A Partnership:
     Gulf Coast          44        3.27        41         85        4      5%   110,686  2,218,388  $9,974,335
     Anadarko            30        2.13         8         38        9     24%     4,878  1,552,520   4,986,941

III-B Partnership:
     Gulf Coast          41        1.71        41         82        1      1%    71,806  1,215,782  $5,659,009
     Anadarko            37        2.58         5         42        2      5%    47,400    411,124   1,952,959

III-C Partnership:
     Anadarko            53        5.97        56        109       25     23%    54,412  3,071,889 $10,352,125
     Southern Okla.
       Folded Belt       36        7.27         9         45       21     47%    55,433  1,431,215   4,540,095

III-D Partnership:
     Anadarko            31        3.32        56         87       25     29%     4,767  2,317,502 $ 7,288,450
     Jay Field           79         .52         -         79        -      -    290,651     67,118   2,268,106
     Permian             27        5.20        36         63       26     41%    12,357    447,185   1,406,042

---------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.




                                     Significant Properties as of December 31, 2000
                                     ----------------------------------------------

                                                                   Wells
                                                                Operated by
                                                                Affiliates      Oil         Gas
                        Gross     Net       Other       Total   ------------  Reserves    Reserves    Present
     Basin              Wells     Wells     Wells(1)    Wells   Number  %(2)   (Bbl)       (Mcf)       Value
------------------      ------   -------    --------    ------  ------  ----  ---------  ----------  ----------
III-E Partnership:
     Jay Field             79      3.69         -         79         -     -  2,074,294    630,986  $16,779,871
     Green River           53      4.13         5         58         -     -     23,393  4,598,825   11,899,023
     Gulf Coast            35      3.33         4         39         2     5%    12,014  1,113,032    4,093,910

III-F Partnership:
     Green River           61      6.28         5         66         8    12%   109,970  3,879,874  $10,693,476
     Anadarko              25      5.39         1         26        21    81%    42,426  1,111,267    3,135,910

III-G Partnership:
     Green River           61      3.58         5         66         8    12%    69,507  1,929,991  $ 5,425,706
     Anadarko              44      3.15         6         50        35    70%    27,830    668,663    1,846,793

--------------------
(1)   Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2000.


PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2001, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,268
               III-B           138,336                  724
               III-C           244,536                1,193
               III-D           131,008                  626
               III-E           418,266                2,001
               III-F           221,484                1,062
               III-G           121,925                  555

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


                             Repurchase Offer Prices
                             -----------------------

                       1999                         2000                2001
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $14    $13     $13   $12      $11   $10     $16    $13      $10
III-B        12     12      13    12       10     9      15     13        9
III-C        15     14      16    14       12    11      19     16       12
III-D        21     20      18    16       13    11      22     18       14
III-E        27     27      21    20       17    14      23     19       15
III-F        18     18      16    16       13    11      19     17       14
III-G        20     20      18    17       13    11      21     18       15


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1999, 2000, and 2001:

                               Cash Distributions
                               ------------------

                                    1999
                 ------------------------------------------
                  1st         2nd         3rd        4th
      P/ship      Qtr.        Qtr.        Qtr.       Qtr.
      ------     ------     -------      -------    -------

      III-A      $ .69        $ .68       $ .80      $1.13
      III-B        .73          .61         .76       1.17
      III-C       1.29         1.02        1.17       1.50
      III-D       1.28         1.17        1.47       1.95
      III-E        .64          .07         .82       1.09
      III-F        .65          .46         .18        .94
      III-G        .70          .21         .37       1.22


                                   2000                            2001
                 ------------------------------------------       ------
                  1st         2nd         3rd        4th           1st
      P/ship      Qtr.        Qtr.        Qtr.       Qtr.          Qtr.
      ------     ------     -------      -------    -------       ------

      III-A      $1.01        $1.38       $1.57      $2.46        $3.33
      III-B       1.32         1.59        1.78       2.65         3.48
      III-C       1.74         1.73        2.04       2.94         3.62
      III-D       2.56         2.34        4.18       4.13         4.26
      III-E       3.04         2.81        6.13       3.75         3.78
      III-F       2.87         1.95        2.53       2.24         3.31
      III-G       3.37         2.03        2.94       2.59         3.47

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  2000                1999                1998                1997                1996
                              ------------        ------------        ------------        ------------        ------------
Oil and Gas Sales              $4,111,261          $2,071,891          $2,029,797          $3,328,634          $3,634,004
Net Income:
   Limited Partners             2,424,492             717,149             628,357              33,066           1,109,284
   General Partner                275,300              54,650              53,190              98,919             104,949
   Total                        2,699,792             771,799             681,547             131,985           1,214,233
Limited Partners' Net
   Income per Unit                   9.18                2.72                2.38                 .13                4.20
Limited Partners' Cash
   Distributions per
   Unit                              6.42                3.30                6.06               11.11                9.47
Total Assets                    3,585,623           2,793,806           2,984,008           3,916,891           6,895,159
Partners' Capital
   (Deficit):
   Limited Partners             3,587,215           2,857,723           3,011,574           3,985,217           6,886,151
   General Partner            (   132,196)        (   194,823)           (197,325)        (   198,271)        (   198,911)
Number of Units
   Outstanding                    263,976             263,976             263,976             263,976             263,976




                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2000                1999                1998                1997                1996
                              ------------        ------------        ------------        ------------        ------------
Oil and Gas Sales              $2,462,438          $1,259,735          $1,201,418          $1,972,122          $2,113,507
Net Income:
   Limited Partners             1,364,829             417,755             374,539             223,228             712,800
   General Partner                264,081             110,131             108,544              60,762              63,531
   Total                        1,628,910             527,886             483,083             283,990             776,331
Limited Partners' Net
   Income per Unit                   9.87                3.02                2.71                1.61                5.15
Limited Partners' Cash
   Distributions per
   Unit                              7.34                3.27                6.82               12.35               10.15
Total Assets                    2,069,748           1,690,316           1,717,863           2,248,586           3,772,912
Partners' Capital
   (Deficit):
   Limited Partners             2,037,947           1,687,118           1,721,363           2,291,824           3,776,596
   General Partner            (    38,756)        (    79,362)            (85,016)        (    97,840)        (    97,092)
Number of Units
   Outstanding                    138,336             138,336             138,336             138,336             138,336





                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2000                1999                1998                1997                1996
                              ------------        ------------        ------------        ------------        ------------
Oil and Gas Sales              $4,150,431          $2,446,824          $2,447,005          $3,071,851          $3,259,615
Net Income (Loss):
   Limited Partners             2,554,851           1,053,071           1,094,816         (   196,027)          1,247,672
   General Partner                143,251              75,430              87,868              86,436             103,933
   Total                        2,698,102           1,128,501           1,182,684         (   109,591)          1,351,605
Limited Partners' Net
   Income (Loss) per
   Unit                             10.45                4.31                4.48         (       .80)               5.10
Limited Partners' Cash
   Distributions per
   Unit                              8.45                4.98                8.50                9.06                7.26
Total Assets                    3,949,266           3,447,965           3,572,389           4,567,928           7,009,782
Partners' Capital
   (Deficit):
   Limited Partners             3,854,734           3,364,883           3,531,812           4,512,996           6,924,023
   General Partner            (   152,824)        (   168,448)           (179,285)        (   171,438)        (   143,741)
Number of Units
   Outstanding                    244,536             244,536             244,536             244,536             244,536





                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2000                1999                1998                1997                1996
                              ------------        ------------        ------------        ------------        ------------
Oil and Gas Sales              $3,095,191          $2,007,243          $1,789,571          $2,335,545          $2,336,708
Net Income (Loss):
   Limited Partners             1,893,355             870,221             (84,498)             35,530             795,298
   General Partner                109,411              55,068              38,462              54,213              59,929
   Total                        2,002,766             925,289             (46,036)             89,743             855,227
Limited Partners' Net
   Income (Loss) per
   Unit                             14.45                6.64                (.64)                .27                6.07
Limited Partners' Cash
   Distributions per
   Unit                             13.21                5.87                7.88               10.33                8.33
Total Assets                    1,987,262           1,810,172           1,687,823           2,890,862           4,241,190
Partners' Capital
   (Deficit):
   Limited Partners             1,779,811           1,618,456           1,518,235           2,636,733           3,953,203
   General Partner            (    58,871)        (    66,221)            (73,501)        (    62,091)        (    50,214)
Number of Units
   Outstanding                    131,008             131,008             131,008             131,008             131,008




                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2000                1999                1998                1997                1996
                              -------------       ------------        ------------        -------------       -------------
Oil and Gas Sales              $10,477,026         $7,046,449          $6,400,589          $ 9,041,809         $ 9,030,115
Net Income (Loss):
   Limited Partners              6,952,136          2,016,127          (3,260,925)        (    219,259)          2,275,698
   General Partner                 378,449            124,846              57,256              158,394             191,012
   Total                         7,330,585          2,140,973          (3,203,669)        (     60,865)          2,466,710
Limited Partners' Net
   Income (Loss) per
   Unit                              16.62               4.82               (7.80)        (        .52)               5.44
Limited Partners' Cash
   Distributions per
   Unit                              15.73               2.62                7.35                10.29                8.67
Total Assets                     6,138,734          5,742,231           4,621,412           11,397,387          15,918,358
Partners' Capital
   (Deficit):
   Limited Partners              5,410,565          5,037,429           4,117,302           10,449,227          14,971,486
   General Partner            (    240,721)       (   259,526)           (275,783)        (    209,050)       (    187,947)
Number of Units
   Outstanding                     418,266            418,266             418,266              418,266             418,266




                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2000                1999               1998               1997               1996
                              ------------        ------------       ------------       ------------       ------------
Oil and Gas Sales              $3,437,321          $2,314,446         $2,149,193         $2,991,450          $3,094,738
Net Income (Loss):
   Limited Partners             2,142,067             801,095             (5,324)       ( 2,273,148)            483,478
   General Partner                125,735              59,101             29,041             32,514              72,299
   Total                        2,267,802             860,196             23,717        ( 2,240,634)            555,777
Limited Partners' Net
   Income (Loss)
   per Unit                          9.67                3.62               (.02)       (     10.26)               2.18
   Limited Partners' Cash
   Distributions per
   Unit                              9.59                2.23               5.34               7.15                5.23
Total Assets                    3,638,555           3,689,702          3,533,814          4,752,817           8,632,813
Partners' Capital
   (Deficit):
   Limited Partners             3,593,980           3,575,913          3,268,818          4,454,142           8,310,290
   General Partner            (   135,914)        (   154,318)          (164,221)       (   146,427)        (    97,523)
Number of Units
   Outstanding                    221,484             221,484            221,484            221,484             221,484




                                                 Selected Financial Data

                                                    III-G Partnership
                                                    -----------------

                                  2000                1999                1998                1997               1996
                              ------------        ------------        ------------        ------------        ------------
Oil and Gas Sales              $2,050,390          $1,439,700          $1,272,575          $1,845,264          $1,962,555
Net Income (Loss):
   Limited Partners             1,359,105             588,182            (308,749)        ( 1,136,965)            380,060
   General Partner                 77,940              39,264              13,093              22,672              47,089
   Total                        1,437,045             627,446            (295,656)        ( 1,114,293)            427,149
Limited Partners' Net
   Income (Loss)
   per Unit                         11.15                4.82               (2.53)        (      9.33)               3.12
Limited Partners' Cash
   Distributions per
   Unit                             10.93                2.50                5.95                7.80                5.92
Total Assets                    2,017,325           2,001,438           1,817,470           2,873,056           4,977,730
Partners' Capital
   (Deficit):
   Limited Partners             1,982,360           1,956,255           1,672,073           2,707,822           4,795,787
   General Partner            (    79,337)        (    91,045)            (99,974)        (    85,608)        (    58,669)
Number of Units
   Outstanding                    121,925             121,925             121,925             121,925             121,925

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

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

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the operator or purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999, and for the year ended December 31, 1999 as compared to the year ended December 31, 1998.


                                III-A Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $2,039,280 (98.4%) in 2000 as compared to 1999. Of this increase, approximately $610,000 and $1,161,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $239,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 14,124 barrels and 13,268 Mcf, respectively, in 2000 as compared to 1999. The increase in volumes of oil sold was primarily due to increased production in 2000 on three significant wells due to successful workovers. Average oil and gas prices increased to $29.15 per barrel and $3.91 per Mcf, respectively, in 2000 from $16.93 per barrel and $2.20 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $267,454 (45.7%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on three significant wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 20.8% in 2000 from 28.3% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $136,279 (32.9%) in 2000 as compared to 1999. This decrease was primarily due to significant upward revisions in estimates of remaining oil and gas reserves at December 31, 2000, which decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.8% in 2000 from 20.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion and amortization.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.6% in 2000 from 15.0% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The III-A Partnership achieved payout during the second quarter of 2000. After payout, operations and revenues for the III-A Partnership are allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $27,732,701 or 105.06% of Limited Partners' capital contributions.

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

                                III-B Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $1,202,703 (95.5%) in 2000 as compared to 1999. Of this increase, approximately $464,000 and $557,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $122,000 was related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 6,868 barrels and 26,858 Mcf, respectively, in 2000 as compared to 1999. The increase in volumes of oil sold was primarily due to increased production in 2000 on three significant wells due to successful workovers. Average oil and gas prices increased to $29.23 per barrel and $3.91 per Mcf, respectively, in 2000 from $17.78 per barrel and $2.20 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $178,362 (51.4%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on three significant wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 21.3% in 2000 from 27.5% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $69,877 (30.8%) in 2000 as compared to 1999. This decrease was primarily due to significant upward revisions in estimates of remaining oil and gas reserves at December 31, 2000, which decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.4% in 2000 from 18.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion and amortization.

      General and administrative expenses increased $2,292 (1.4%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 6.7% in 2000 from 13.0% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $16,128,353 or 116.59% of Limited Partners' capital contributions.


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

                                III-C Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $1,703,607 (69.6%) in 2000 as compared to 1999. Of this increase, approximately $224,000 and $1,566,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,500 barrels and 2,904 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was substantially offset by
(i) positive prior period volume adjustments made by the purchasers on two significant wells in 2000 and (ii) increased production on another significant well during 2000 due to a successful workover. Average oil and gas prices increased to $29.44 per barrel and $3.60 per Mcf, respectively, in 2000 from $17.90 per barrel and $2.02 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $427,794 (77.6%) in 2000 as compared to 1999. This increase was primarily due to (i) a positive prior period lease operating expense adjustment on one significant well during 2000, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a negative prior period lease operating expense adjustment on one significant well during 1999. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2000 from 22.5% in 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $206,746 (42.0%) in 2000 as compared to 1999. This decrease was primarily due to significant upward revisions in estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.9% in 2000 from 20.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.0% in 2000 from 11.8% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $20,504,795 or 83.85% of Limited Partners' capital contributions.


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


                                III-D Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $1,087,948 (54.2%) in 2000 as compared to 1999. Of this increase, approximately $350,000 and $989,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $177,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,760 barrels and 87,687 Mcf, respectively, in 2000 as compared to 1999. The decreases in volumes of oil and gas sold were primarily due to (i) normal declines in production and (ii) the sale of several wells during early 2000. Average oil and gas prices increased to $26.70 per barrel and $3.59 per Mcf, respectively, in 2000 from $15.56 per barrel and $2.02 per Mcf, respectively, in 1999.

      The III-D Partnership sold certain oil and gas properties during 2000 and recognized a $203,942 gain on such sales. Sales of oil and gas properties during 1999 resulted in the III-D Partnership recognizing a loss of $16.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $191,512 (27.2%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on two significant wells during 2000, and (iii) a positive prior period lease operating expense adjustment on another significant well during 2000. As a percentage of oil and gas sales, these expenses decreased to 28.9% in 2000 from 35.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $35,335 (15.3%) in 2000 as compared to 1999. This increase was primarily due to one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.6% in 2000 from 11.5% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,029 (1.3%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 5.1% in 2000 from 7.8% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $11,031,669 or 84.21% of Limited Partners' capital contributions.


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


                                III-E Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $3,430,577 (48.7%) in 2000 as compared to 1999. Of this increase, approximately $2,003,000 and $2,448,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $693,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 21,321 barrels and 330,111 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells in early 2000, (ii) a positive prior period volume adjustment made on one well in 1999, and (iii) normal declines in production. Average oil and gas prices increased to $26.23 per barrel and $3.70 per Mcf, respectively, in 2000 from $15.33 per barrel and $2.10 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the III-E Partnership sold certain oil and gas properties during 2000 and recognized a $1,324,494 gain on such sales. No such gains were recognized during 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $304,892 (7.7%) in 2000 as compared to 1999. This decrease was primarily due to (i) the sale of several wells in early 2000 and
(ii) positive prior period lease operating expense adjustments made on two significant wells during 1999. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 34.9% in 2000 from 56.2% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $71,688 (15.0%) in 2000 as compared to 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2000 from 6.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 4.8% in 2000 from 7.0% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $37,896,016 or 90.60% of Limited Partners' capital contributions.


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


                                III-F Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $1,122,875 (48.5%) in 2000 as compared to 1999. Of this increase, approximately $524,000 and $945,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $198,000 and $149,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 11,999 barrels and 77,999 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one significant well during 2000 and (ii) normal declines in production. Average oil and gas prices increased to $28.49 per barrel and $3.35 per Mcf, respectively, in 2000 from $16.48 per barrel and $1.91 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the III-F Partnership sold certain oil and gas properties during 2000 and recognized a
$277,211 gain on such sales. Sales of oil and gas properties during 1999 resulted in the III-F Partnership recognizing similar gains of $139,094.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $58,875 (6.4%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 25.2% in 2000 from 40.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $74,555 (17.8%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. These decreases were partially offset by one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 10.0% in 2000 from 18.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.7% in 2000 from 11.3% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $13,747,904 or 62.07% of Limited Partners' capital contributions.


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


                                III-G Partnership
                                -----------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $610,690 (42.4%) in 2000 as compared to 1999. Of this increase, approximately $386,000 and $506,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $136,000 and $145,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,279 barrels and 76,633 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during late 1999 and early 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 1999 and (ii) normal declines in production. Average oil and gas prices increased to $28.50 per barrel and $3.42 per Mcf, respectively, in 2000 from $16.43 per barrel and $1.90 per Mcf, respectively, in 1999.

      As discussed in "Liquidity and Capital Resources" below, the III-G Partnership sold certain oil and gas properties during 2000 and recognized a
$241,256 gain on such sales. Sales of oil and gas properties during 1999 resulted in the III-G Partnership recognizing similar gains of $124,908.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,671 (7.0%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 26.9% in 2000 from 41.3% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,228 (16.5%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. These decreases were partially offset by one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 8.4% in 2000 from 14.4% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased (1.4%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2000 from 10.0% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2000 totaling $7,484,287 or 61.38% of Limited Partners' capital contributions.


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

      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel or 6 Mcf of gas) for 2000, 1999, and 1998.

                              2000 Compared to 1999
                              ---------------------

                              Average Sales Prices
-----------------------------------------------------------------------------
P/ship              2000                     1999                % Change
------      -------------------        -----------------       --------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil       Gas
            -------     -------        -------   -------       -----     ----
III-A        $29.15      $3.91         $16.93     $2.20          72%      78%
III-B         29.23       3.91          17.78      2.20          64%      78%
III-C         29.44       3.60          17.90      2.02          64%      78%
III-D         26.70       3.59          15.56      2.02          72%      78%
III-E         26.23       3.70          15.33      2.10          71%      76%
III-F         28.49       3.35          16.48      1.91          73%      75%
III-G         28.50       3.42          16.43      1.90          73%      80%


                               Production Volumes
-----------------------------------------------------------------------------
P/ship              2000                      1999                % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        49,908       678,985       35,784     665,717      39%       2%
III-B        40,544       326,603       33,676     299,745      20%       9%
III-C        19,431       994,305       23,931     997,209     (19%)      -
III-D        31,388       629,117       36,148     716,804     (13%)    (12%)
III-E       183,876     1,526,586      205,197   1,856,697     (10%)    (18%)
III-F        43,620       654,833       55,619     732,832     (22%)    (11%)
III-G        32,013       333,031       40,292     409,664     (21%)    (19%)


                            Average Production Costs
                          per Equivalent Barrel of Oil
                  ----------------------------------------
                  P/ship      2000      1999      % Change
                  ------     -----     -----      --------
                  III-A      $5.23     $3.99         31%
                  III-B       5.53      4.15         33%
                  III-C       5.29      2.90         82%
                  III-D       6.57      4.52         45%
                  III-E       8.33      7.69          8%
                  III-F       5.68      5.21          9%
                  III-G       6.31      5.47         15%

                              1999 Compared to 1998
                              ---------------------

                              Average Sales Prices
----------------------------------------------------------------------------
P/ship             1999                      1998                % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A       $16.93       $2.20         $12.53     $2.15         35%      2%
III-B        17.78        2.20          12.91      2.14         38%      3%
III-C        17.90        2.02          13.58      1.85         32%      9%
III-D        15.56        2.02          11.52      1.79         35%     13%
III-E        15.33        2.10          11.35      1.95         35%      8%
III-F        16.48        1.91          12.56      1.87         31%      2%
III-G        16.43        1.90          12.55      1.87         31%      2%


                               Production Volumes
-----------------------------------------------------------------------------
P/ship              1999                      1998                % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        35,784       665,717       34,689     741,990       3%     (10%)
III-B        33,676       299,745       34,221     355,197      (2%)    (16%)
III-C        23,931       997,209       22,980   1,156,387       4%     (14%)
III-D        36,148       716,804       35,908     767,089       1%     ( 7%)
III-E       205,197     1,856,697      223,936   1,974,917      (8%)    ( 6%)
III-F        55,619       732,832       54,002     787,609       3%     ( 7%)
III-G        40,292       409,664       38,858     419,813       4%     ( 2%)


                            Average Production Costs
                          per Equivalent Barrel of Oil
                  ----------------------------------------
                  P/ship      1999      1998      % Change
                  ------     -----     -----      --------
                  III-A      $3.99     $3.64         10%
                  III-B       4.15      3.53         18%
                  III-C       2.90      3.30         12%
                  III-D       4.52      4.39          3%
                  III-E       7.69      6.68         15%
                  III-F       5.21      6.40         19%
                  III-G       5.47      6.84         20%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2000 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A               6.8              2.7
                     III-B               6.4              3.2
                     III-C               5.4              6.5
                     III-D               4.7             11.4
                     III-E               5.9             12.1
                     III-F               8.5              8.1
                     III-G               8.8              8.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

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

      The Partnerships sold certain oil and gas properties during 2000, 1999, and 1998. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2000, 1999, and 1998, were as follows:

      Partnership           2000            1999           1998
      -----------         ---------       --------       --------
        III-A             $  38,743       $  9,479       $ 25,815
        III-B                13,342            515         35,047
        III-C                71,917          9,048        501,935
        III-D               206,940             -          67,181
        III-E             1,352,609         13,825         77,860
        III-F               349,431        232,143         56,560
        III-G               247,866        153,574         33,830


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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of III-G Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions          Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
     III-A          November 22, 1999           1        November 22, 2001
     III-B          January 24, 2000            1        January  24, 2002
     III-C          February 28, 2000           1        February 28, 2002
     III-D          September 5, 2000           1        September 5, 2002
     III-E          December 26, 2000           1        December 26, 2002
     III-F          March 7, 2001               1        March 7, 2003
     III-G          September 20, 2001          -        September 20, 2001


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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

            Name              Age           Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          48     President and Director

      Judy K. Fox              49     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2000, 1999, and 1998, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2000          1999         1998
            -----------       --------      --------     --------

               III-A          $277,872      277,872      $277,872
               III-B           145,620      145,620       145,620
               III-C           257,412      257,412       257,412
               III-D           137,904      137,904       137,904
               III-E           440,280      440,280       440,280
               III-F           233,136      233,136       233,136
               III-G           128,340      128,340       128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2000, 1999, and 1998:





                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                       Long Term Compensation
                                                                   -------------------------------
                                      Annual Compensation                 Awards           Payouts
                                ------------------------------     ---------------------   -------
                                                                                Securi-
                                                         Other                   ties                 All
     Name                                                Annual     Restricted  Under-               Other
      and                                               Compen-       Stock     lying        LTIP   Compen-
   Principal                    Salary        Bonus     sation       Award(s)  Options/     Payouts sation
   Position             Year      ($)          ($)        ($)          ($)      SARs(#)       ($)     ($)
---------------         ----    -------      -------    -------     ---------- --------     ------- -------
Dennis R. Neill,
President(1)            1998      -            -          -           -           -            -       -
                        1999      -            -          -           -           -            -       -
                        2000      -            -          -           -           -            -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $164,445       -          -           -           -            -       -
                        1999    $169,724       -          -           -           -            -       -
                        2000    $164,917       -          -           -           -            -       -

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




                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                       Long Term Compensation
                                                                   -------------------------------
                                       Annual Compensation               Awards            Payouts
                                 -------------------------------   ---------------------   -------
                                                                                 Securi-
                                                          Other                   ties               All
     Name                                                 Annual    Restricted   Under-             Other
      and                                                Compen-      Stock      lying      LTIP    Compen-
   Principal                     Salary       Bonus      sation      Award(s)   Options/   Payouts  sation
   Position             Year       ($)         ($)         ($)         ($)       SARs(#)     ($)      ($)
---------------         ----     -------     -------     -------    ----------  --------   -------  -------
Dennis R. Neill,
President(1)            1998       -           -           -          -            -          -        -
                        1999       -           -           -          -            -          -        -
                        2000       -           -           -          -            -          -        -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $86,178       -           -          -            -          -        -
                        1999     $88,945       -           -          -            -          -        -
                        2000     $86,425       -           -          -            -          -        -

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




                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                          Long Term Compensation
                                                                     -------------------------------
                                      Annual Compensation                Awards             Payouts
                                 ------------------------------      ---------------------   -------
                                                                                 Securi-
                                                          Other                   ties                 All
     Name                                                 Annual     Restricted  Under-               Other
      and                                                Compen-       Stock     lying        LTIP    Compen-
   Principal                     Salary       Bonus      sation       Award(s)  Options/     Payouts  sation
   Position             Year       ($)         ($)         ($)          ($)      SARs(#)       ($)      ($)
---------------         ----     -------     -------     -------     ---------- ----------   -------- --------
Dennis R. Neill,
President(1)            1998       -           -           -           -            -            -        -
                        1999       -           -           -           -            -            -        -
                        2000       -           -           -           -            -            -        -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998     $152,336      -           -           -            -            -        -
                        1999     $157,227      -           -           -            -            -        -
                        2000     $152,774      -           -           -            -            -        -

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




                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                         Long Term Compensation
                                                                    -------------------------------
                                   Annual Compensation                      Awards          Payouts
                                ------------------------------      ---------------------   -------
                                                                                 Securi-
                                                         Other                    ties                All
     Name                                                Annual     Restricted   Under-              Other
      and                                               Compen-       Stock      lying        LTIP   Compen-
   Principal                    Salary       Bonus      sation       Award(s)   Options/     Payouts sation
   Position             Year      ($)         ($)         ($)          ($)       SARs(#)       ($)     ($)
---------------         ----    -------     -------     -------     ----------  ---------    ------- -------
Dennis R. Neill,
President(1)            1998      -           -           -           -             -            -       -
                        1999      -           -           -           -             -            -       -
                        2000      -           -           -           -             -            -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $81,612       -           -           -             -            -       -
                        1999    $84,232       -           -           -             -            -       -
                        2000    $81,846       -           -           -             -            -       -

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




                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                        Long Term Compensation
                                                                   -------------------------------
                                      Annual Compensation                   Awards         Payouts
                                ------------------------------     ---------------------   -------
                                                                                 Securi-
                                                         Other                    ties                All
     Name                                                Annual   Restricted     Under-              Other
      and                                               Compen-     Stock        lying       LTIP   Compen-
   Principal                    Salary       Bonus      sation     Award(s)     Options/    Payouts sation
   Position             Year      ($)         ($)         ($)        ($)         SARs(#)      ($)     ($)
---------------         ----    -------     -------     -------   ----------    --------    ------- -------
Dennis R. Neill,
President(1)            1998      -           -           -         -              -            -       -
                        1999      -           -           -         -              -            -       -
                        2000      -           -           -         -              -            -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $260,558      -           -         -              -            -       -
                        1999    $268,923      -           -         -              -            -       -
                        2000    $261,306      -           -         -              -            -       -

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



                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                       Long Term Compensation
                                                                    -------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -------------------------           ---------------------   -------
                                                                                 Securi-
                                                         Other                    ties                All
     Name                                                Annual     Restricted    Under-             Other
      and                                               Compen-       Stock       lying       LTIP   Compen-
   Principal                    Salary       Bonus      sation       Award(s)   Options/     Payouts sation
   Position             Year      ($)         ($)         ($)          ($)       SARs(#)       ($)     ($)
---------------         ----    -------     -------     -------     ----------   --------   -------  -------
Dennis R. Neill,
President(1)            1998      -           -           -           -             -           -       -
                        1999      -           -           -           -             -           -       -
                        2000      -           -           -           -             -           -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $137,970      -           -           -             -           -       -
                        1999    $142,399      -           -           -             -           -       -
                        2000    $138,366      -           -           -             -           -       -

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




                                                  Salary Reimbursements

                                                    III-G Partnership
                                                    -----------------
                                           Three Years Ended December 31, 2000
                                                                       Long Term Compensation
                                                                   -------------------------------
                                     Annual Compensation                  Awards           Payouts
                                ------------------------------     ---------------------   -------
                                                                                Securi-
                                                         Other                   ties                 All
     Name                                                Annual     Restricted  Under-               Other
      and                                               Compen-       Stock     lying        LTIP   Compen-
   Principal                    Salary       Bonus      sation       Award(s)   Options/    Payouts sation
   Position             Year      ($)         ($)         ($)          ($)       SARs(#)      ($)     ($)
---------------         ----    -------     -------     -------     ----------  --------    ------- -------
Dennis R. Neill,
President(1)            1998      -           -           -           -            -            -       -
                        1999      -           -           -           -            -            -       -
                        2000      -           -           -           -            -            -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $75,952       -           -           -            -            -       -
                        1999    $78,390       -           -           -            -            -       -
                        2000    $76,170       -           -           -            -            -       -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2001 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                            46,864     (17.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  46,864     (17.8%)

III-B Partnership:
-----------------
   Samson Resources Company                           25,852      (18.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 25,852      (18.7%)

III-C Partnership:
-----------------
   Samson Resources Company                           50,452      (20.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 50,452      (20.6%)

III-D Partnership:
-----------------
   Samson Resources Company                           28,943      (22.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 28,943      (22.1%)

III-E Partnership:
-----------------
   Samson Resources Company                           94,970      (22.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 94,970      (22.7%)

III-F Partnership:
-----------------
   Samson Resources Company                           50,540      (22.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 50,540      (22.8%)

III-G Partnership:
-----------------
   Samson Resources Company                           27,202      (22.3%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 27,202      (22.3%)

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

                  as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are filed as part of this report:

                        Report of Independent Accountants
                        Balance Sheets
                        Statements of Operations
                        Statements of Changes in Partners' Capital (Deficit) Statements of Cash Flows
                          Notes to Financial Statements

            (2)   Financial Statement Schedules:

                  None.

            (3)   Exhibits:

                  4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.2 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.3 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            *     4.4   Agreement of Limited  Partnership  dated  September 5,
                        1990 for Geodyne  Energy  Income  Limited  Partnership
                        III-D.

            *     4.5   Agreement of Limited  Partnership  dated  December 26,
                        1990 for Geodyne  Energy  Income  Limited  Partnership
                        III-E.

            *     4.6   Agreement of Limited  Partnership  dated March 7, 1991
                        for Geodyne Energy Income Limited Partnership III-F.

            *     4.7   Agreement of Limited  Partnership  dated September 20,
                        1991 for Geodyne  Energy  Income  Limited  Partnership
                        III-G.

                  4.8 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.9 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.10 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            * 4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D.

            * 4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E.

            * 4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F.

            * 4.14 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G.

                  4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.16 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.17 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            *     4.18  Second  Amendment to Agreement of Limited  Partnership
                        dated  August  4,  1993  for  Geodyne   Energy  Income
                        Limited Partnership III-D.

            *     4.19  Second  Amendment to Agreement of Limited  Partnership
                        dated  August  4,  1993  for  Geodyne   Energy  Income
                        Limited Partnership III-E.

            *     4.20  Second  Amendment to Agreement of Limited  Partnership
                        dated  August  4,  1993  for  Geodyne   Energy  Income
                        Limited Partnership III-F.

            *     4.21  Second  Amendment to Agreement of Limited  Partnership
                        dated  August  4,  1993  for  Geodyne   Energy  Income
                        Limited Partnership III-G.

                  4.22 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.23 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.24 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            *     4.25  Third  Amendment to  Agreement of Limited  Partnership
                        dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D.

            *     4.26  Third  Amendment to  Agreement of Limited  Partnership
                        dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E.

            *     4.27  Third  Amendment to  Agreement of Limited  Partnership
                        dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F.

            *     4.28  Third  Amendment to  Agreement of Limited  Partnership
                        dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G.


                  4.29 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.30 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.31 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            *     4.32  Fourth  Amendment to Agreement of Limited  Partnership
                        dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D.

            *     4.33  Fourth  Amendment to Agreement of Limited  Partnership
                        dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E.

            *     4.34  Fourth  Amendment to Agreement of Limited  Partnership
                        dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F.

            *     4.35  Fourth  Amendment to Agreement of Limited  Partnership
                        dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G.

                  4.36 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for

                        Geodyne Energy Income Limited Partnership III-A filed as
                        Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.37 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

                  4.38 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

            *     4.39  Fifth  Amendment to  Agreement of Limited  Partnership
                        dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D.

            *     4.40  Fifth  Amendment to  Agreement of Limited  Partnership
                        dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E.

            *     4.41  Fifth  Amendment to  Agreement of Limited  Partnership
                        dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F.

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

                  ----------
                  *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner

                                          March 5, 2001

                                    By:    /s/ Dennis R. Neill
                                          ------------------------------
                                               Dennis R. Neill
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill       President and            March 5, 2001
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      /s/ Patrick M. Hall       (Principal               March 5, 2001
      -------------------       Financial and
          Patrick M. Hall       Accounting Officer)

      /s/ Judy K. Fox           Secretary                March 5, 2001
      -------------------
          Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 22, 2001




                                      -F1-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                              2000                1999
                                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents               $  910,878          $  379,613
   Accounts receivable:
      Oil and gas sales                       813,549             325,691
                                            ---------           ---------
         Total current assets              $1,724,427          $  705,304

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                           1,513,421           1,808,851

DEFERRED CHARGE                               347,775             279,651
                                            ---------           ---------
                                           $3,585,623          $2,793,806
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   42,504          $   49,195
   Gas imbalance payable                       34,470              31,659
                                            ---------           ---------

      Total current liabilities            $   76,974          $   80,854

ACCRUED LIABILITY                          $   53,630          $   50,052

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($  132,196)        ($  194,823)
   Limited Partners, issued and
      outstanding, 263,976 Units            3,587,215           2,857,723
                                            ---------           ---------
         Total Partners' capital           $3,455,019          $2,662,900
                                            ---------           ---------
                                           $3,585,623          $2,793,806
                                            =========           =========

                     The accompanying notes are an integral
                      part of these financial statements.



                                      -F2-

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 2000, 1999, and 1998

                                      2000             1999             1998
                                  ------------     ------------     ------------
REVENUES:
   Oil and gas sales               $4,111,261       $2,071,981       $2,029,797
   Interest income                     26,015           10,120           16,726
   Gain on sale of oil
      and gas properties                7,670              883           21,281
                                    ---------        ---------        ---------
                                   $4,144,946       $2,082,984       $2,067,804

COSTS AND EXPENSES:
   Lease operating                 $  525,707       $  426,510         $412,509
   Production tax                     327,504          159,247          163,603
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  277,866          414,145          498,715
   General and
      administrative                  314,077          311,283          311,430
                                    ---------        ---------        ---------
                                   $1,445,154       $1,311,185       $1,386,257
                                    ---------        ---------        ---------

NET INCOME                         $2,699,792       $  771,799         $681,547
                                    =========        =========        =========

GENERAL PARTNER - NET
   INCOME                          $  275,300       $   54,650          $53,190
                                    =========        =========        =========

LIMITED PARTNERS - NET
   INCOME                          $2,424,492       $  717,149         $628,357
                                    =========        =========        =========
NET INCOME per Unit                $     9.18       $     2.72            $2.38
                                    =========        =========        =========
UNITS OUTSTANDING                     263,976          263,976          263,976
                                    =========        =========        =========

              The accompanying notes are an integral part of these
                              financial statements.



                                      -F3-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                    Statements of Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998

                               Limited           General
                               Partners          Partner          Total
                             -------------     ----------     ------------

Balance, Dec. 31, 1997         $3,985,217      ($198,271)      $3,786,946
   Net income                     628,357         53,190          681,547
   Cash distributions         ( 1,602,000)     (  52,244)     ( 1,654,244)
                                ---------        -------        ---------

Balance, Dec. 31, 1998         $3,011,574      ($197,325)      $2,814,249
   Net income                     717,149         54,650          771,799
   Cash distributions         (   871,000)     (  52,148)     (   923,148)
                                ---------        -------        ---------

Balance, Dec. 31, 1999         $2,857,723      ($194,823)      $2,662,900
   Net income                   2,424,492        275,300        2,699,792
   Cash distributions         ( 1,695,000)     ( 212,673)     ( 1,907,673)
                                ---------        -------        ---------

Balance, Dec. 31, 2000         $3,587,215      ($132,196)      $3,455,019
                                =========        =======        =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                      -F4-

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 2000, 1999, and 1998

                                     2000             1999             1998
                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $2,699,792       $  771,799       $  681,547
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                   277,866          414,145          498,715
      Gain on sale of oil
        and gas properties       (     7,670)     (       883)     (    21,281)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales        (   487,858)     (    43,583)         242,433
      Decrease in accounts
        receivable - other               -                -                308
      Increase in deferred
        charge                   (    68,124)     (    13,119)     (    66,810)
      Increase (decrease) in
        accounts payable         (     6,691)     (    12,816)          22,389
      Increase (decrease) in
        gas imbalance payable          2,811              756      (     7,515)
      Increase (decrease) in
        accrued liability              3,578      (    26,793)          24,940
                                   ---------        ---------        ---------

   Net cash provided by
      operating activities        $2,413,704       $1,089,506       $1,374,726
                                   ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   13,509)     ($    8,919)     ($   55,973)
   Proceeds from sale of oil
      and gas properties              38,743            9,479           25,815
                                   ---------        ---------        ---------

   Net cash provided (used)
      by investing activities     $   25,234       $      560      ($   30,158)
                                   ---------        ---------        ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($1,907,673)     ($  923,148)     ($1,654,244)
                                   ---------        ---------        ---------



                                      -F5-

   Net cash used by
      financing activities       ($1,907,673)     ($  923,148)     ($1,654,244)
                                   ---------        ---------        ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $  531,265       $  166,918      ($  309,676)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            379,613          212,695          522,371
                                   ---------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  910,878       $  379,613       $  212,695
                                   =========        =========        =========

              The accompanying notes are an integral part of these
                              financial statements.




                                      -F6-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 22, 2001




                                      -F7-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                2000              1999
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  496,576        $  227,298
   Accounts receivable:
      Oil and gas sales                         456,541           214,859
                                              ---------         ---------
         Total current assets                $  953,117        $  442,157

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               857,340         1,018,525

DEFERRED CHARGE                                 259,291           229,634
                                              ---------         ---------
                                             $2,069,748        $1,690,316
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   24,984        $   32,585
   Gas imbalance payable                         16,493            16,517
                                              ---------         ---------

      Total current liabilities              $   41,477        $   49,102

ACCRUED LIABILITY                            $   29,080        $   33,458

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   38,756)      ($   79,362)
   Limited Partners, issued and
      outstanding, 138,336 Units              2,037,947         1,687,118
                                              ---------         ---------
         Total Partners' capital             $1,999,191        $1,607,756
                                              ---------         ---------

                                             $2,069,748        $1,690,316
                                              =========         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                      -F8-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998

                                  2000             1999              1998
                              ------------     ------------      ------------
REVENUES:
   Oil and gas sales           $2,462,438       $1,259,735        $1,201,418
   Interest income                 14,670            5,200             8,819
   Gain on sale of oil
      and gas properties              -                372            33,787
                                ---------        ---------         ---------
                               $2,477,108       $1,265,307        $1,244,024

COSTS AND EXPENSES:
   Lease operating             $  327,214       $  252,191          $233,081
   Production tax                 198,067           94,728            97,026
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties              156,750          226,627           267,175
   General and
      administrative              166,167          163,875           163,659
                                ---------        ---------         ---------
                               $  848,198       $  737,421          $760,941
                                ---------        ---------         ---------

NET INCOME                     $1,628,910       $  527,886          $483,083
                                =========        =========         =========
GENERAL PARTNER - NET
   INCOME                      $  264,081       $  110,131          $108,544
                                =========        =========         =========
LIMITED PARTNERS - NET
   INCOME                      $1,364,829       $  417,755          $374,539
                                =========        =========         =========

NET INCOME per Unit            $     9.87       $     3.02        $     2.71
                                =========        =========         =========

UNITS OUTSTANDING                 138,336          138,336           138,336
                                =========        =========         =========


              The accompanying notes are an integral part of these
                              financial statements.



                                      -F9-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    ------------

Balance, Dec. 31, 1997           $2,291,824     ($ 97,840)     $2,193,984
   Net income                       374,539       108,544         483,083
   Cash distributions           (   945,000)    (  95,720)    ( 1,040,720)
                                  ---------       -------       ---------

Balance, Dec. 31, 1998           $1,721,363     ($ 85,016)     $1,636,347
   Net income                       417,755       110,131         527,886
   Cash distributions           (   452,000)    ( 104,477)    (   556,477)
                                  ---------       -------       ---------

Balance, Dec. 31, 1999           $1,687,118     ($ 79,362)     $1,607,756
   Net income                     1,364,829       264,081       1,628,910
   Cash distributions           ( 1,014,000)    ( 223,475)    ( 1,237,475)
                                  ---------       -------       ---------

Balance, Dec. 31, 2000           $2,037,947     ($ 38,756)     $1,999,191
                                  =========       =======       =========

                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F10-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                    2000              1999            1998
                                ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,628,910         $527,886       $  483,083
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                  156,750          226,627          267,175
      Gain on sale of oil
        and gas properties             -           (     372)     (    33,787)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales       (   241,682)       (  50,041)         142,906
      Decrease in accounts
        receivable - other             -                -                 130
      Increase in deferred
        charge                  (    29,657)       (  36,324)     (    57,014)
      Increase (decrease) in
        accounts payable        (     7,601)          10,927            2,226
      Increase (decrease) in
        gas imbalance payable   (        24)       (   1,905)          11,746
      Increase (decrease) in
        accrued liability       (     4,378)       (   7,978)          12,942
                                  ---------          -------        ---------

   Net cash provided by
      operating activities       $1,502,318         $668,820       $  829,407
                                  ---------          -------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($    8,907)       ($  2,915)     ($   11,667)
   Proceeds from sale of oil
      and gas properties             13,342              515           35,047
                                  ---------          -------        ---------

   Net cash provided (used)
      by investing activities    $    4,435        ($  2,400)      $   23,380
                                  ---------          -------        ---------




                                     -F11-

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($1,237,475)       ($556,477)      ($1,040,720)
                                  ---------          -------         ---------
   Net cash used by
      financing activities      ($1,237,475)       ($556,477)      ($1,040,720)
                                  ---------          -------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $  269,278         $109,943       ($  187,933)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           227,298          117,355           305,288
                                  ---------          -------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD              $  496,576         $227,298        $  117,355
                                  =========          =======         =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F12-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 22, 2001



                                     -F13-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                2000              1999
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  903,268        $  482,914
   Accounts receivable:
      Oil and gas sales                         892,011           444,436
                                              ---------         ---------
         Total current assets                $1,795,279        $  927,350

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,063,939         2,323,346

DEFERRED CHARGE                                  90,048           197,269
                                              ---------         ---------
                                             $3,949,266        $3,447,965
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   71,731        $   50,407
   Gas imbalance payable                         16,667            44,727
                                              ---------         ---------

      Total current liabilities              $   88,398        $   95,134

ACCRUED LIABILITY                            $  158,958        $  156,396

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  152,824)      ($  168,448)
   Limited Partners, issued and
      outstanding, 244,536 Units              3,854,734         3,364,883
                                              ---------         ---------
         Total Partners' capital             $3,701,910        $3,196,435
                                              ---------         ---------
                                             $3,949,266        $3,447,965
                                              =========         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F14-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                  2000              1999             1998
                              ------------      ------------      ------------
REVENUES:
   Oil and gas sales            $4,150,431        $2,446,824        $2,447,005
   Interest income                  30,221            13,260            19,716
   Gain (loss) on sale of
      oil and gas properties        71,916       (       281)          459,040
                                 ---------         ---------         ---------
                                $4,252,568        $2,459,803        $2,925,761
COSTS AND EXPENSES:
   Lease operating              $  694,315        $  379,785          $532,167
   Production tax                  284,509           171,245           179,871
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties               284,946           491,692           742,986
   General and
      administrative               290,696           288,580           288,053
                                 ---------         ---------         ---------
                                $1,554,466        $1,331,302        $1,743,077
                                 ---------         ---------         ---------

NET INCOME                      $2,698,102        $1,128,501        $1,182,684
                                 =========         =========         =========
GENERAL PARTNER - NET
   INCOME                       $  143,251        $   75,430        $   87,868
                                 =========         =========         =========

LIMITED PARTNERS - NET
   INCOME                       $2,554,851        $1,053,071        $1,094,816
                                 =========         =========         =========

NET INCOME per Unit             $    10.45        $     4.31        $     4.48
                                 =========         =========         =========

UNITS OUTSTANDING                  244,536           244,536           244,536
                                 =========         =========         =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F15-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1997         $4,512,996       ($171,438)     $4,341,558
   Net income                   1,094,816          87,868       1,182,684
   Cash distributions         ( 2,076,000)      (  95,715)    ( 2,171,715)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $3,531,812       ($179,285)     $3,352,527
   Net income                   1,053,071          75,430       1,128,501
   Cash distributions         ( 1,220,000)      (  64,593)    ( 1,284,593)
                                ---------         -------       ---------

Balance, Dec. 31, 1999         $3,364,883       ($168,448)     $3,196,435
   Net income                   2,554,851         143,251       2,698,102
   Cash distributions         ( 2,065,000)      ( 127,627)    ( 2,192,627)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $3,854,734       ($152,824)     $3,701,910
                                =========         =======       =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F16-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                    2000              1999            1998
                                ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $2,698,102        $1,128,501      $1,182,684
   Adjustments  to  reconcile
     net  income  to net cash
     provided  by  operating
     activities:
     Depreciation, deple-
       tion, and amortiza-
       tion of oil and gas
       properties                    284,946           491,692         742,986
     (Gain) loss on sale of
       oil and gas properties    (    71,916)              281     (   459,040)
     (Increase) decrease in
       accounts receivable -
       oil and gas sales         (   447,575)      (    63,461)        116,708
      Decrease in accounts
       receivable - other                -                 -                54
     (Increase) decrease in
       deferred charge               107,221       (   126,420)         15,800
      Increase (decrease) in
       accounts payable               21,324             7,695     (    10,337)
      Increase (decrease) in
       gas imbalance payable     (    28,060)           19,248     (     5,014)
      Increase in accrued
       liability                       2,562             4,725           8,843
                                   ---------         ---------       ---------
   Net cash provided by
      operating activities        $2,566,604        $1,462,261      $1,592,684
                                   ---------         ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   25,540)      ($   44,522)    ($  123,095)
   Proceeds from sale of oil
      and gas properties              71,917             9,048         501,935
                                   ---------         ---------       ---------
   Net cash provided (used)
      by investing activities     $   46,377       ($   35,474)     $  378,840
                                   ---------         ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($2,192,627)      ($1,284,593)    ($2,171,715)
                                   ---------         ---------       ---------
   Net cash used by
      financing activities       ($2,192,627)      ($1,284,593)    ($2,171,715)
                                   ---------         ---------       ---------



                                     -F17-

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $  420,354        $  142,194     ($  200,191)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            482,914           340,720         540,911
                                   ---------         ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  903,268        $  482,914      $  340,720
                                   =========         =========       =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F18-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 22, 2001



                                     -F19-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                 2000              1999
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  561,839        $  338,669
   Accounts receivable:
      Oil and gas sales                          606,226           371,197
                                               ---------         ---------
         Total current assets                 $1,168,065        $  709,866

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                                803,342         1,047,894

DEFERRED CHARGE                                   15,855            52,412
                                               ---------         ---------
                                              $1,987,262        $1,810,172
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   70,538        $   74,391
   Gas imbalance payable                           3,555             2,361
                                               ---------         ---------

      Total current liabilities               $   74,093        $   76,752

ACCRUED LIABILITY                             $  192,229        $  181,185

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   58,871)      ($   66,221)
   Limited Partners, issued and
      outstanding, 131,008 Units               1,779,811         1,618,456
                                               ---------         ---------
         Total Partners' capital              $1,720,940        $1,552,235
                                               ---------         ---------
                                              $1,987,262        $1,810,172
                                               =========         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F20-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                     2000             1999            1998
                                 ------------     ------------    ------------
REVENUES:
   Oil and gas sales              $3,095,191       $2,007,243      $1,789,571
   Interest income                    22,906            8,459           9,293
   Gain (loss) on sale of
      oil and gas properties         203,942      (        16)         59,491
                                   ---------        ---------       ---------
                                  $3,322,039       $2,015,686      $1,858,355
COSTS AND EXPENSES:
   Lease operating                $  689,575       $  566,376      $  596,143
   Production tax                    205,988          137,675         122,513
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                 265,983          230,648         524,074
   Impairment provision                 -                -            506,636
   General and
      administrative                 157,727          155,698         155,025
                                   ---------        ---------       ---------
                                  $1,319,273       $1,090,397      $1,904,391
                                   ---------        ---------       ---------

NET INCOME (LOSS)                 $2,002,766       $  925,289     ($   46,036)
                                   =========        =========       =========
GENERAL PARTNER - NET
   INCOME                         $  109,411       $   55,068          38,462
                                   =========        =========       =========

LIMITED PARTNERS - NET
   INCOME (LOSS)                  $1,893,355       $  870,221     ($   84,498)
                                   =========        =========       =========

NET INCOME (LOSS) per Unit        $    14.45       $     6.64     ($      .64)
                                   =========        =========       =========

UNITS OUTSTANDING                    131,008          131,008         131,008
                                   =========        =========       =========


              The accompanying notes are an integral part of these
                              financial statements.


                                     -F21-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1997         $2,636,733       ($ 62,091)      $2,574,642
   Net income (loss)          (    84,498)         38,462      (    46,036)
   Cash distributions         ( 1,034,000)      (  49,872)     ( 1,083,872)
                                ---------         -------        ---------

Balance, Dec. 31, 1998         $1,518,235       (  73,501)      $1,444,734
   Net income                     870,221          55,068          925,289
   Cash distributions         (   770,000)      (  47,788)     (   817,788)
                                ---------         -------        ---------

Balance, Dec. 31, 1999         $1,618,456       ($ 66,221)      $1,552,235
   Net income                   1,893,355         109,411        2,002,766
   Cash distributions         ( 1,732,000)      ( 102,061)     ( 1,834,061)
                                ---------         -------        ---------

Balance, Dec. 31, 2000         $1,779,811       ($ 58,871)      $1,720,940
                                =========         =======        =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F22-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                      2000             1999            1998
                                   ------------     ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $2,002,766       $  925,289    ($   46,036)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      265,983          230,648        524,074
      Impairment provision                 -                -           506,636
      (Gain) loss on sale of oil
       and gas properties           (   203,942)              16    (    59,491)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (   235,029)     (   102,494)        93,072
      (Increase) decrease in
        deferred charge                  36,557      (    42,950)         9,413
      Increase (decrease) in
        accounts payable            (     3,853)          18,395    (    58,290)
      Increase (decrease) in
        gas imbalance payable             1,194      (     2,093)         4,454
      Increase (decrease) in
        accrued liability                11,044      (     1,454)   (    19,295)
                                      ---------        ---------      ---------
   Net cash provided by
      operating activities           $1,874,720       $1,025,357     $  954,537
                                      ---------        ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   24,429)     ($   41,676)   ($   64,034)
   Proceeds from sale of oil
      and gas properties                206,940             -            67,181
                                      ---------        ---------      ---------

   Net cash provided (used)
      by investing activities        $  182,511      ($   41,676)    $    3,147
                                      ---------        ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,834,061)     ($  817,788)   ($1,083,872)
                                      ---------        ---------      ---------
   Net cash used by
      financing activities          ($1,834,061)     ($  817,788)   ($1,083,872)
                                      ---------        ---------      ---------



                                     -F23-

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  223,170       $  165,893    ($  126,188)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               338,669          172,776        298,964
                                      ---------        ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  561,839       $  338,669     $  172,776
                                      =========        =========      =========

              The accompanying notes are an integral part of these
                              financial statements.



                                     -F24-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 22, 2001



                                     -F25-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                2000              1999
                                            -------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,627,830        $1,445,029
   Accounts receivable:
      Oil and gas sales                       1,815,573         1,403,065
                                              ---------         ---------
         Total current assets                $3,443,403        $2,848,094

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,565,859         2,776,902

DEFERRED CHARGE                                 129,472           117,235
                                              ---------         ---------
                                             $6,138,734        $5,742,231
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  407,887        $  398,764
   Gas imbalance payable                         48,446            34,902
                                              ---------         ---------
      Total current liabilities              $  456,333        $  433,666

ACCRUED LIABILITY                            $  512,557        $  530,662

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  240,721)      ($  259,526)
   Limited Partners, issued and
      outstanding, 418,266 Units              5,410,565         5,037,429
                                              ---------         ---------
         Total Partners' capital             $5,169,844        $4,777,903
                                              ---------         ---------
                                             $6,138,734        $5,742,231
                                              =========         =========

                     The accompanying notes are an integral
                      part of these financial statements.




                                     -F26-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                       2000             1999          1998
                                   -------------    ------------   ------------
REVENUES:
   Oil and gas sales                $10,477,026      $7,046,449     $6,400,589
   Interest income                       87,675          27,474         41,408
   Gain (loss) on sale of
      oil and gas properties          1,324,494            -            36,219
                                     ----------       ---------      ---------
                                    $11,889,195      $7,073,923     $6,478,216

COSTS AND EXPENSES:
   Lease operating                  $ 2,978,697      $3,504,062     $3,253,691
   Production tax                       673,810         453,337        441,483
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    407,584         479,272       1,984,334
   Impairment provision                    -               -          3,503,400
   General and
      administrative                    498,519         496,279         498,977
                                     ----------       ---------       ---------
                                    $ 4,558,610      $4,932,950      $9,681,885
                                     ----------       ---------       ---------

NET INCOME (LOSS)                   $ 7,330,585      $2,140,973     ($3,203,669)
                                     ==========       =========       =========
GENERAL PARTNER - NET
   INCOME                           $   378,449      $  124,846      $   57,256
                                     ==========       =========       =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                    $ 6,952,136      $2,016,127     ($3,260,925)
                                     ==========       =========       =========

NET INCOME (LOSS)
  per Unit                          $     16.62      $     4.82     ($     7.80)
                                     ==========       =========       =========

UNITS OUTSTANDING                       418,266         418,266         418,266
                                     ==========       =========       =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F27-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                  Limited         General
                                  Partners        Partner         Total
                               -------------    ----------    -------------

Balance, Dec. 31, 1997          $10,449,227     ($209,050)     $10,240,177
   Net income (loss)           (  3,260,925)       57,256     (  3,203,669)
   Cash distributions          (  3,071,000)    ( 123,989)    (  3,194,989)
                                 ----------       -------       ----------

Balance, Dec. 31, 1998          $ 4,117,302     ($275,783)     $ 3,841,519
   Net income                     2,016,127       124,846        2,140,973
   Cash distributions          (  1,096,000)    ( 108,589)    (  1,204,589)
                                 ----------       -------       ----------

Balance, Dec. 31, 1999          $ 5,037,429     ($259,526)     $ 4,777,903
   Net income                     6,952,136       378,449        7,330,585
   Cash distributions          (  6,579,000)    ( 359,644)    (  6,938,644)
                                 ----------       -------       ----------

Balance, Dec. 31, 2000          $ 5,410,565     ($240,721)     $ 5,169,844
                                 ==========       =======       ==========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F28-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                      2000              1999           1998
                                  ------------      ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $7,330,585        $2,140,973     ($3,203,669)
   Adjustments to reconcile
     net income (loss) to net
     cash provided by operating
     activities:
     Depreciation, deple-
       tion, and amortiza-
       tion of oil and gas
       properties                     407,584           479,272       1,984,334
     Impairment provision                -                 -          3,503,400
     Gain on sale of oil and
       gas properties             ( 1,324,494)             -        (    36,219)
     (Increase) decrease in
       accounts receivable -
       oil and gas sales          (   412,508)      (   582,987)        541,719
     (Increase)Decrease in
       deferred charge            (    12,237)           10,422          76,430
     Increase (decrease) in
       accounts payable                 9,123            95,875     (   390,629)
     Increase (decrease) in
       gas imbalance payable           13,544       (   143,616)         35,769
     Increase (decrease) in
       accrued liability          (    18,105)          232,176     (    22,457)
                                    ---------         ---------       ---------

   Net cash provided by
      operating activities          $5,993,492        $2,232,115     $2,488,678
                                     ---------         ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  224,656)      ($   79,519)   ($    2,926)
   Proceeds from sale of oil
      and gas properties             1,352,609            13,825         77,860
                                     ---------         ---------      ---------
   Net cash provided (used)
      by investing activities       $1,127,953       ($   65,694)    $   74,934
                                     ---------         ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($6,938,644)      ($1,204,589)   ($3,194,989)
                                     ---------         ---------      ---------
   Net cash used by
      financing activities         ($6,938,644)      ($1,204,589)   ($3,194,989)
                                     ---------         ---------      ---------



                                     -F29-

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  182,801        $  961,832    ($  631,377)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,445,029           483,197      1,114,574
                                     ---------         ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,627,830        $1,445,029     $  483,197
                                     =========         =========      =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F30-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 22, 2001



                                     -F31-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                2000              1999
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  754,880        $  803,913
   Accounts receivable:
      Oil and gas sales                         667,613           424,488
                                              ---------         ---------
         Total current assets                $1,422,493        $1,228,401

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,163,648         2,405,074

DEFERRED CHARGE                                  52,414            56,227
                                              ---------         ---------
                                             $3,638,555        $3,689,702
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   58,215        $   77,807
   Gas imbalance payable                         15,251            55,092
                                              ---------         ---------

      Total current liabilities              $   73,466        $  132,899

ACCRUED LIABILITY                            $  107,023        $  135,208

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  135,914)      ($  154,318)
   Limited Partners, issued and
      outstanding, 221,484 Units              3,593,980         3,575,913
                                              ---------         ---------
         Total Partners' capital             $3,458,066        $3,421,595
                                              ---------         ---------

                                             $3,638,555        $3,689,702
                                              =========         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F32-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000             1999            1998
                               ------------     -------------   -------------
REVENUES:
   Oil and gas sales             $3,437,321       $2,314,446       $2,149,193
   Interest income                   29,160           13,888           20,060
   Gain on sale of oil
      and gas properties            277,211          139,094           22,073
                                  ---------        ---------        ---------
                                 $3,743,692       $2,467,428       $2,191,326

COSTS AND EXPENSES:
   Lease operating               $  699,072       $  818,404       $1,036,153
   Production tax                   168,163          107,706          149,314
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                345,084          419,639          721,443
   General and
      administrative                263,571          261,483          260,699
                                  ---------        ---------        ---------
                                 $1,475,890       $1,607,232       $2,167,609
                                  ---------        ---------        ---------

NET INCOME                       $2,267,802       $  860,196       $   23,717
                                  =========        =========        =========
GENERAL PARTNER - NET
   INCOME                        $  125,735       $   59,101       $   29,041
                                  =========        =========        =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                 $2,142,067       $  801,095      ($    5,324)
                                  =========        =========        =========

NET INCOME (LOSS)
  per Unit                       $     9.67       $     3.62      ($      .02)
                                  =========        =========         =========

UNITS OUTSTANDING                   221,484          221,484          221,484
                                  =========        =========        =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F33-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                               Limited           General
                               Partners          Partner         Total
                             ------------      ----------     ------------

Balance, Dec. 31, 1997        $4,454,142       ($146,427)      $4,307,715
   Net income (loss)         (     5,324)         29,041           23,717
   Cash distributions        ( 1,180,000)      (  46,835)     ( 1,226,835)
                               ---------         -------        ---------

Balance, Dec. 31, 1998        $3,268,818       ($164,221)      $3,104,597
   Net income                    801,095          59,101          860,196
   Cash distributions        (   494,000)      (  49,198)     (   543,198)
                               ---------         -------        ---------

Balance, Dec. 31, 1999        $3,575,913       ($154,318)      $3,421,595
   Net income                  2,142,067         125,735        2,267,802
   Cash distributions        ( 2,124,000)      ( 107,331)     ( 2,231,331)
                               ---------         -------        ---------

Balance, Dec. 31, 2000        $3,593,980       ($135,914)      $3,458,066
                               =========         =======        =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F34-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                      2000             1999            1998
                                  ------------      ----------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,267,802        $860,196      $   23,717
   Adjustments  to  reconcile
     net  income  to net cash
     provided  by  operating
     activities:
     Depreciation, deple-
       tion, and amortiza-
       tion of oil and gas
       properties                     345,084         419,639         721,443
     Gain on sale of oil and
       gas properties             (   277,211)      ( 139,094)    (    22,073)
     (Increase) decrease in
       accounts receivable -
       oil and gas sales          (   243,125)      ( 144,898)        193,156
     Decrease in accounts
       receivable - other                -              9,631            -
     Decrease in deferred
       charge                           3,813          22,870          45,296
     Decrease in accounts
       payable                    (    19,592)      (  56,034)    (    32,122)
     Increase (decrease) in
       gas imbalance payable      (    39,841)      (  68,549)          3,777
     Increase (decrease) in
       accrued liability          (    28,185)      (  36,527)         12,460
                                    ---------         -------       ---------

   Net cash provided by
      operating activities         $2,008,745        $867,234      $  945,654
                                    ---------         -------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  175,878)      ($ 69,027)           -
   Proceeds from sale of oil
      and gas properties              349,431         232,143          56,560
                                    ---------         -------       ---------

   Net cash provided
      by investing activities      $  173,553        $163,116      $   56,560
                                    ---------         -------       ---------




                                     -F35-

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,231,331)      ($543,198)    ($1,226,835)
                                    ---------         -------       ---------
   Net cash used by
      financing activities        ($2,231,331)      ($543,198)    ($1,226,835)
                                    ---------         -------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($   49,033)       $487,152     ($  224,621)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             803,913         316,761         541,382
                                    ---------         -------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  754,880        $803,913      $  316,761
                                    =========         =======       =========

              The accompanying notes are an integral part of these
                              financial statements.



                                     -F36-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 22, 2001



                                     -F37-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                2000              1999
                                            ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  434,158        $  475,226
   Accounts receivable:
      Oil and gas sales                         393,688           259,524
                                              ---------         ---------
         Total current assets                $  827,846        $  734,750

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,154,241         1,230,211

DEFERRED CHARGE                                  35,238            36,477
                                              ---------         ---------
                                             $2,017,325        $2,001,438
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   35,944        $   48,611
   Gas imbalance payable                          6,446             7,548
                                              ---------         ---------

      Total current liabilities              $   42,390        $   56,159

ACCRUED LIABILITY                            $   71,912        $   80,069

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          (    79,337)      ($   91,045)
   Limited Partners, issued and
      outstanding, 121,925 Units              1,982,360         1,956,255
                                              ---------         ---------
         Total Partners' capital             $1,903,023        $1,865,210
                                              ---------         ---------

                                             $2,017,325        $2,001,438
                                              =========         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F38-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                    2000              1999           1998
                                 ------------      ------------   ------------
REVENUES:
   Oil and gas sales              $2,050,390        $1,439,700     $1,272,575
   Interest income                    16,417             7,733         11,090
   Gain on sale of oil
      and gas properties             241,256           124,908         19,340
                                   ---------         ---------      ---------
                                  $2,308,063        $1,572,341     $1,303,005

COSTS AND EXPENSES:
   Lease operating                $  452,963        $  529,060       $660,066
   Production tax                     99,277            64,851         84,377
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                 172,725           206,953        400,340
   Impairment provision                 -                 -           310,413
   General and
      administrative                 146,053           144,031        143,465
                                   ---------         ---------      ---------
                                  $  871,018        $  944,895     $1,598,661
                                   ---------         ---------      ---------

NET INCOME (LOSS)                 $1,437,045        $  627,446      ($295,656)
                                   =========         =========      =========
GENERAL PARTNER - NET
   INCOME                         $   77,940        $   39,264     $   13,093
                                   =========         =========      =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                  $1,359,105        $  588,182      ($308,749)
                                   =========         =========      =========

NET INCOME (LOSS)
  per Unit                        $    11.15        $     4.82    ($     2.53)
                                   =========         =========      =========

UNITS OUTSTANDING                    121,925           121,925        121,925
                                   =========         =========      =========


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F39-

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                Limited          General
                                Partners         Partner           Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1997         $2,707,822       ($85,608)       $2,622,214
   Net income (loss)          (   308,749)        13,093       (   295,656)
   Cash distributions         (   727,000)      ( 27,459)      (   754,459)
                                ---------         ------         ---------

Balance, Dec. 31, 1998         $1,672,073       ($99,974)       $1,572,099
   Net income                     588,182         39,264           627,446
   Cash distributions         (   304,000)      ( 30,335)      (   334,335)
                                ---------         ------         ---------

Balance, Dec. 31, 1999         $1,956,255       ($91,045)       $1,865,210
   Net income                   1,359,105         77,940         1,437,045
   Cash distributions         ( 1,333,000)      ( 66,232)      ( 1,399,232)
                                ---------         ------         ---------

Balance, Dec. 31, 2000         $1,982,360       ($79,337)       $1,903,023
                                =========         ======         =========


                     The accompanying notes are an integral
                      part of these financial statements.



                                     -F40-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                       2000             1999           1998
                                    ------------      ----------     ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $1,437,045        $627,446       ($295,656)
   Adjustments to reconcile
     net income (loss) to net
     cash provided by operating
     activities:
     Depreciation, deple-
       tion, and amortiza-
       tion of oil and gas
       properties                       172,725         206,953         400,340
     Impairment provision                  -               -            310,413
     Gain on sale of oil and
      gas properties                (   241,256)      ( 124,908)        (19,340)
     (Increase) decrease in
       accounts receivable -
       oil and gas sales            (   134,164)      (  95,723)        121,888
     Decrease in accounts
       receivable - General
       Partner                             -               -             13,140
     Decrease in accounts
       receivable - other                  -              6,369            -
     Decrease in deferred
       charge                             1,239          13,903          25,026
     Decrease in accounts
       payable                      (    12,667)      (  25,224)        (28,090)
     Increase (decrease) in
       gas imbalance payable        (     1,102)      (  52,767)            708
     Increase (decrease) in
       accrued liability            (     8,157)      (  31,152)         21,911
                                      ---------         -------         -------

   Net cash provided by
      operating activities           $1,213,663        $524,897        $550,340
                                      ---------         -------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  103,365)      ($ 38,468)       ($11,316)
   Proceeds from sale of oil
      and gas properties                247,866         153,574          33,830
                                      ---------         -------         -------

   Net cash provided
      by investing activities        $  144,501        $115,106         $22,514
                                      ---------         -------         -------



                                     -F41-

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,399,232)      ($334,335)      ($754,459)
                                      ---------         -------         -------
   Net cash used by
      financing activities          ($1,399,232)      ($334,335)      ($754,459)
                                      ---------         -------         -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   41,068)       $305,668       ($181,605)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               475,226         169,558         351,163
                                      ---------         -------         -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  434,158        $475,226        $169,558
                                      =========         =======         =======


              The accompanying notes are an integral part of these
                              financial statements.



                                     -F42-

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


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

      Pursuant to the terms of the partnership agreements for the Partnerships, the Partnerships would have terminated or will terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the first two-year extension period. The General Partner has not determined whether it intends to (i) further extend the terms of such Partnerships or (ii) extend the term of the III-G Partnership. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.




                                     -F43-

                       Initial            Extensions         Current
  Partnership     Termination Date        Exercised      Termination Date
  -----------     -----------------       ----------     ----------------

    III-A         November 22, 1999            1         November 22, 2001
    III-B         January 24, 2000             1         January 24, 2002
    III-C         February 28, 2000            1         February 28, 2002
    III-D         September 5, 2000            1         September 5, 2002
    III-E         December 26, 2000            1         December 26, 2002
    III-F         March 7, 2001                1         March 7, 2003
    III-G         September 20, 2001           -         September 20, 2001


      An affiliate of the General Partner owned the following Units at December 31, 2000:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A               46,864                 17.8%
               III-B               25,852                 18.7%
               III-C               50,452                 20.6%
               III-D               28,943                 22.1%
               III-E               94,970                 22.7%
               III-F               50,540                 22.8%
               III-G               27,202                 22.3%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      The terms of each Partnership's Limited Partnership Agreement (the "Partnership Agreement") allocate costs and income between the Limited Partners and the General Partner as follows:



                                     -F44-

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

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) If at payout the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the General Partner and 85% to the Limited Partners.

      The III-A and III-B Partnerships achieved payout during the second quarter of 2000 and first quarter of 1998, respectively. After payout, operations for the III-A Partnership were allocated using the 10%/90% after payout percentages described in Footnote 2 to the table above. Operations for the III-B Partnership were allocated using the 15%/85% after payout percentages described in such footnote.




                                     -F45-

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2000, 1999, and 1998 were as follows:




                                     -F46-

            Partnership       2000        1999        1998
            -----------       -----       -----       -----

               III-A          $1.70       $2.82       $3.15
               III-B           1.65        2.71        2.86
               III-C           1.54        2.59        3.44
               III-D           1.95        1.48        3.20
               III-E            .93         .93        3.59
               III-F           2.26        2.36        3.89
               III-G           1.97        1.91        3.68


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, the III-D, III-E and III-G Partnerships recorded non-cash charges against earnings (impairment provisions) of $506,636, $3,503,400 and $310,413 respectively. No other impairment provisions were recorded by the Partnerships during the three years ended December 31, 2000. The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:




                                     -F47-

                                2000                      1999
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          400,063     $347,775       399,160     $279,651
         III-B          234,419      259,291       232,141      229,634
         III-C          153,169       90,048       392,263      197,269
         III-D           15,538       15,855        61,509       52,412
         III-E           65,685      129,472        66,740      117,235
         III-F           47,422       52,414        49,522       56,227
         III-G           25,518       35,238        27,352       36,477


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2000                       1999
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A              61,693     $ 53,630        71,441     $ 50,052
      III-B              26,291       29,080        33,823       33,458
      III-C             270,383      158,958       310,989      156,396
      III-D             188,386      192,229       212,633      181,185
      III-E             260,036      512,557       302,096      530,662
      III-F              96,871      107,023       119,084      135,208
      III-G              52,076       71,912        60,040       80,069


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability



                                     -F48-
are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2000 and 1999 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2000                       1999
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A              22,980      $34,470        21,106      $31,659
      III-B              10,995       16,493        11,011       16,517
      III-C              11,111       16,667        29,818       44,727
      III-D               2,370        3,555         1,574        2,361
      III-E              32,297       48,446        23,268       34,902
      III-F              10,167       15,251        36,728       55,092
      III-G               4,297        6,446         5,032        7,548


These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of the current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note
4) also involve



                                     -F49-
significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2000, 1999, and 1998:

            Partnership         2000           1999           1998
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136
               III-G           128,340        128,340        128,340


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





                                     -F50-

3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2000, 1999, and 1998:

   Partnership              Purchaser                      Percentage
   -----------      ------------------------       --------------------------
                                                   2000       1999      1998
                                                   -----      -----     -----

      III-A         Valero Industrial Gas
                      L.P. ("Valero")              24.8%      27.2%     30.8%
                    El Paso Energy Marketing
                      Company ("El Paso")          24.1%      26.7%     33.9%
                    Phibro Energy, Inc.
                      ("Phibro")                   23.9%      22.8%     17.0%

      III-B         Phibro                         25.6%      25.4%     18.7%
                    Valero                         18.8%      21.4%     23.9%
                    El Paso                        18.1%      20.2%     26.7%
                    Sun Refining & Marketing
                      Company                      14.2%      17.0%     14.4%

      III-C         El Paso                        58.2%      59.0%     55.5%

      III-D         El Paso                        56.6%      58.5%     54.9%
                    Eaglwing Trading, Inc.
                      ("Eaglwing")                 21.8%      15.8%     15.3%

      III-E         Eaglwing                       43.8%      35.4%     30.1%
                    El Paso                        16.3%      12.1%     12.6%

      III-F         El Paso                        37.8%      28.2%     28.3%
                    Eaglwing                       13.5%        -         -
                    Amoco Production Co.           11.1%      10.6%       -

      III-G         El Paso                        31.6%      23.7%     24.5%
                    Eaglwing                       14.9%        -         -
                    Amoco Production Co.           12.2%      11.5%       -

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





                                     -F51-

4.    SUPPLEMENTAL OIL AND GAS INFORMATION

      The  following   supplemental   information  regarding  the  oil  and  gas
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                III-A Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------

   Proved properties                         $15,563,951       $15,787,198

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 14,050,530)     ( 13,978,347)
                                              ----------        ----------
         Net oil and gas
            Properties                       $ 1,513,421       $ 1,808,851
                                              ==========        ==========

                                III-B Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $ 9,323,727       $ 9,328,173

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  8,466,387)     (  8,309,648)
                                              ----------        ----------
         Net oil and gas
            Properties                       $   857,340       $ 1,018,525
                                              ==========        ==========




                                     -F52-

                                III-C Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $17,983,626       $19,173,840

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 15,919,687)     ( 16,850,494)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 2,063,939       $ 2,323,346
                                              ==========        ==========

                                III-D Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $10,778,960       $12,080,692

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  9,975,618)     ( 11,032,798)
                                              ----------        ----------

         Net oil and gas
            Properties                       $   803,342       $ 1,047,894
                                              ==========        ==========

                                III-E Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $32,150,380       $34,158,149

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 29,584,521)     ( 31,381,247)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 2,565,859       $ 2,776,902
                                              ==========        ==========




                                     -F53-

                                III-F Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $15,201,085       $15,578,299

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 13,037,437)     ( 13,173,225)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 2,163,648       $ 2,405,074
                                              ==========        ==========

                                III-G Partnership
                                -----------------

                                                2000              1999
                                            -------------     -------------
   Proved properties                         $ 8,618,076       $ 8,905,525

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  7,463,835)     (  7,675,314)
                                              ----------        ----------

         Net oil and gas
            Properties                       $ 1,154,241       $ 1,230,211
                                              ==========        ==========




                                     -F54-

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2000, 1999, and 1998. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2000, 1999, and 1998 were as follows:

            Partnership         2000          1999         1998
            -----------       --------      --------     --------

               III-A          $ 13,509      $ 8,919      $ 55,973
               III-B             8,907        2,915        11,667
               III-C            25,540       44,522       123,095
               III-D            24,429       41,676        64,034
               III-E           224,656       79,519         2,926
               III-F           175,878       69,027          -
               III-G           103,365       38,468        11,316


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2000, 1999, and 1998 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.





                                     -F55-

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1997                   112,863        5,231,840
   Production                                   ( 34,689)      (  741,990)
   Sale of minerals in place                    (    170)      (   37,253)
   Extensions and discoveries                      7,433          175,973
   Revision of previous
      estimates                                    6,687          100,845
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                    92,124        4,729,415
   Production                                   ( 35,784)      (  665,717)
   Revision of previous
      estimates                                   65,715           59,622
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   122,055        4,123,320
   Production                                   ( 49,908)      (  678,985)
   Sale of minerals in place                    (  2,217)      (    1,198)
   Extensions and discoveries                      3,244          413,970
   Revision of previous
      estimates                                   61,667          770,780
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   134,841        4,627,887
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                              86,204        4,604,490
                                                 =======        =========
   December 31, 1999                             116,761        4,061,061
                                                 =======        =========
   December 31, 2000                             129,658        4,576,603
                                                 =======        =========





                                     -F56-

                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1997                    93,543        2,533,853
   Production                                   ( 34,221)      (  355,197)
   Sale of minerals in place                    (     98)      (   46,674)
   Revision of previous
      estimates                                   31,939           42,054
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                    91,163        2,174,036
   Production                                   ( 33,676)      (  299,745)
   Revision of previous
      estimates                                   65,332           36,674
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   122,819        1,910,965
   Production                                   ( 40,544)      (  326,603)
   Extensions and discoveries                      1,339           78,049
   Revision of previous
      estimates                                   45,163          419,129
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   128,777        2,081,540
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                              87,403        2,105,919
                                                 =======        =========
   December 31, 1999                             119,351        1,872,029
                                                 =======        =========
   December 31, 2000                             125,359        2,047,715
                                                 =======        =========




                                     -F57-

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1997                   153,312        7,179,593
   Production                                   ( 22,980)      (1,156,387)
   Sale of minerals in place                    (  5,849)      (  322,985)
   Extensions and discoveries                        444          443,959
   Revision of previous
      estimates                                    9,742       (  375,699)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   134,669        5,768,481
   Production                                   ( 23,931)      (  997,209)
   Sale of minerals in place                    (    491)      (    4,139)
   Revision of previous
      estimates                                   38,601          606,130
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   148,848        5,373,263
   Production                                   ( 19,431)      (  994,305)
   Sale of minerals in place                    (    495)      (      262)
   Extensions and discoveries                        561           29,368
   Revision of previous
      estimates                                 (  2,240)       1,004,626
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   127,243        5,412,690
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                             134,527        5,754,200
                                                 =======        =========
   December 31, 1999                             148,826        5,371,134
                                                 =======        =========
   December 31, 2000                             127,243        5,412,690
                                                 =======        =========





                                     -F58-

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1997                   478,395        3,804,550
   Production                                   ( 35,908)      (  767,089)
   Sale of minerals in place                    (  1,822)      (   48,776)
   Extensions and discoveries                        370          361,916
   Revision of previous
      estimates                                 (315,169)      (  511,711)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   125,866        2,838,890
   Production                                   ( 36,148)      (  716,804)
   Extensions and discoveries                      2,478           18,856
   Revision of previous
      estimates                                  283,892          659,001
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   376,088        2,799,943
   Production                                   ( 31,388)      (  629,117)
   Sale of minerals in place                    (  4,343)      (  124,420)
   Revision of previous
      estimates                                   18,964          909,263
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   359,321        2,955,669
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                             125,866        2,838,890
                                                 =======        =========
   December 31, 1999                             376,088        2,799,943
                                                 =======        =========
   December 31, 2000                             359,321        2,955,669
                                                 =======        =========





                                     -F59-

                                III-E Partnership
                                -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1997                   3,011,540      10,133,149
   Production                                   (  223,936)    ( 1,974,917)
   Sale of minerals in place                    (      669)    (    57,652)
   Revision of previous
      estimates                                 (2,185,625)    (    84,105)
                                                 ---------      ----------

Proved reserves, Dec. 31, 1998                     601,310       8,016,475
   Production                                   (  205,197)    ( 1,856,697)
   Extensions and discoveries                        2,322          92,291
   Revision of previous
      estimates                                  1,945,590       1,828,696
                                                 ---------      ----------

Proved reserves, Dec. 31, 1999                   2,344,025       8,080,765
   Production                                   (  183,876)    ( 1,526,586)
   Sale of minerals in place                    (   31,281)    (   930,134)
   Extensions and discoveries                        4,225       1,879,168
   Revision of previous
      estimates                                     83,030       1,448,318
                                                 ---------      ----------

Proved reserves, Dec. 31, 2000                   2,216,123       8,951,531
                                                 =========      ==========

PROVED DEVELOPED RESERVES:
   December 31, 1998                               601,310       8,016,475
                                                 =========      ==========
   December 31, 1999                             2,344,025       8,080,765
                                                 =========      ==========
   December 31, 2000                             2,216,123       8,951,531
                                                 =========      ==========




                                     -F60-

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1997                   399,746        5,603,809
   Production                                   ( 54,002)      (  787,609)
   Sale of minerals in place                    (    854)      (   49,751)
   Revision of previous
      estimates                                 (113,008)      (   39,496)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   231,882        4,726,953
   Production                                   ( 55,619)      (  732,832)
   Sale of minerals in place                    ( 17,463)      (   42,191)
   Extensions and discoveries                      1,948           77,500
   Revision of previous
      estimates                                  229,061          135,100
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   389,809        4,164,530
   Production                                   ( 43,620)      (  654,833)
   Sale of minerals in place                    ( 47,792)      (   35,496)
   Extensions and discoveries                      3,553        1,577,994
   Revision of previous
      estimates                                   50,634          480,654
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   352,584        5,532,849
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                             231,882        4,726,953
                                                 =======        =========
   December 31, 1999                             389,809        4,164,530
                                                 =======        =========
   December 31, 2000                             352,584        5,532,849
                                                 =======        =========




                                     -F61-

                                III-G Partnership
                                -----------------


                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

Proved reserves, Dec. 31, 1997                   302,928        2,996,317
   Production                                   ( 38,858)      (  419,813)
   Sale of minerals in place                    (    489)      (   29,446)
   Extensions and discoveries                        693           19,866
   Revision of previous
      estimates                                 ( 92,484)      (   41,204)
                                                 -------        ---------

Proved reserves, Dec. 31, 1998                   171,790        2,525,720
   Production                                   ( 40,292)      (  409,664)
   Sale of minerals in place                    ( 11,547)      (   27,863)
   Extensions and discoveries                      1,135           38,608
   Revision of previous
      estimates                                  171,902          141,982
                                                 -------        ---------

Proved reserves, Dec. 31, 1999                   292,988        2,268,783
   Production                                   ( 32,013)      (  333,031)
   Sale of minerals in place                    ( 32,702)      (   18,518)
   Extensions and discoveries                      2,229          785,422
   Revision of previous
      estimates                                   35,525          244,390
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   266,027        2,947,046
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 1998                             171,790        2,525,720
                                                 =======        =========
   December 31, 1999                             292,988        2,268,783
                                                 =======        =========
   December 31, 2000                             266,027        2,947,046
                                                 =======        =========


      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 2000 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:




                                     -F62-

                                                     Partnership
                                          ---------------------------------
                                              III-A               III-B
                                          -------------       -------------
      Future cash inflows                  $32,266,699         $16,411,922
      Future production and
         development costs                (  5,604,845)       (  3,100,277)
                                            ----------          ----------

            Future net cash
               flows                       $26,661,854         $13,311,645

      10% discount to
         reflect timing of
         cash flows                       (  8,766,272)       (  4,112,991)
                                            ----------          ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $17,895,582         $ 9,198,654
                                            ==========          ==========


                                                     Partnership
                                          ---------------------------------
                                              III-C               III-D
                                          -------------       -------------
      Future cash inflows                  $35,986,895         $27,898,756
      Future production and
         development costs                (  7,660,860)       (  9,517,691)
                                            ----------          ----------

            Future net cash
               flows                       $28,326,035         $18,381,065

      10% discount to
         reflect timing of
         cash flows                       ( 10,375,723)       (  6,331,418)
                                            ----------          ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $17,950,312         $12,049,647
                                            ==========          ==========





                                     -F63-

                                                      Partnership
                                          ---------------------------------
                                              III-E               III-F
                                          -------------       -------------
      Future cash inflows                  $122,991,267        $45,176,464
      Future production and
         development costs                (  51,536,671)      ( 12,864,799)
                                            -----------         ----------

            Future net cash
               flows                       $ 71,454,596        $32,311,665

      10% discount to
         reflect timing of
         cash flows                       (  30,802,399)      ( 14,499,507)
                                            -----------         ----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 40,652,197        $17,812,158
                                            ===========         ==========


                                           Partnership
                                          -------------
                                              III-G
                                          -------------
      Future cash inflows                  $ 26,264,926
      Future production and
         development costs                (   7,930,768)
                                            -----------

            Future net cash
               flows                       $ 18,334,158

      10% discount to
         reflect timing of
         cash flows                       (   8,233,071)
                                            -----------

      Standardized measure
         of discounted
         future net cash
         flows                             $ 10,101,087
                                            ===========


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



                                     -F64-
consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' estimated future cash inflows as of December 31, 2000 were determined using the following year end prices:

               Partnership       Oil (per BBL)      Gas (per Mcf)
               -----------       -------------      -------------

                   III-A             $29.35             $6.12
                   III-B              29.22              6.08
                   III-C              29.47              5.96
                   III-D              28.34              5.72
                   III-E              28.16              6.08
                   III-F              30.07              6.22
                   III-G              30.17              6.15



                                     -F65-

5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                                III-A Partnership
                                -----------------

                                                  2000

                        --------------------------------------------------------
                         First          Second            Third          Fourth
                        Quarter         Quarter          Quarter         Quarter
                        ---------      ---------        ----------      --------

Total Revenues           $659,856       $898,662        $1,116,537    $1,469,891
Gross Profit (1)          440,708        665,684           874,985     1,310,358
Net Income                248,632        497,207           693,305     1,260,648
Limited Partners'
   Net Income
   Per Unit                   .88           1.67              2.26          4.37



                                                  1999

                       ---------------------------------------------------------
                        First           Second            Third          Fourth
                       Quarter          Quarter          Quarter         Quarter
                       ---------       ---------        ----------      --------

Total Revenues          $422,681        $515,829         $597,142       $547,332
Gross Profit (1)         271,183         400,350          444,239        381,455
Net Income                57,205         215,604          264,407        234,583
Limited Partners'
   Net Income
   Per Unit                  .19             .76              .93            .84

------------------
(1) Total revenues less oil and gas production expenses.



                                     -F66-

                                III-B Partnership
                                -----------------

                                                  2000

                          ------------------------------------------------------
                           First          Second          Third          Fourth
                          Quarter         Quarter        Quarter         Quarter
                          ---------      ---------      ---------       --------

Total Revenues             $455,515       $531,702       $675,453       $814,438
Gross Profit (1)            320,227        391,599        519,487        720,514
Net Income                  214,011        300,566        418,714        695,619
Limited Partners'
   Net Income
   Per Unit                    1.26           1.80           2.51           4.30



                                                  1999

                         -------------------------------------------------------
                          First           Second          Third          Fourth
                         Quarter          Quarter        Quarter         Quarter
                         ---------       ---------      ---------       --------

Total Revenues            $223,189        $279,849       $381,358       $380,911
Gross Profit (1)           123,912         213,449        284,064        296,963
Net Income                  14,394         116,698        181,819        214,975
Limited Partners'
   Net Income                  .03             .66           1.05           1.28
   Per Unit

--------------------
(1) Total revenues less oil and gas production expenses.



                                     -F67-

                                III-C Partnership
                                -----------------

                                                  2000

                         -------------------------------------------------------
                          First           Second          Third          Fourth
                         Quarter          Quarter        Quarter         Quarter
                         ---------       ---------      ---------       --------

Total Revenues            $728,078        $942,965     $1,125,883     $1,455,642
Gross Profit (1)           527,295         772,897        892,295      1,081,257
Net Income                 338,583         621,526        721,923      1,016,070
Limited Partners'
   Net Income
   Per Unit                   1.30            2.41           2.79           3.95


                                                  1999

                         -------------------------------------------------------
                          First           Second          Third          Fourth
                         Quarter          Quarter        Quarter         Quarter
                         ---------       ---------      ---------       --------

Total Revenues            $472,639        $590,555       $704,483     $  692,126
Gross Profit (1)           313,098         457,132        528,761        609,782
Net Income                  97,259         268,443        341,798        421,001
Limited Partners'
   Net Income
   Per Unit                    .36            1.02           1.31           1.62

--------------------
(1) Total revenues less oil and gas production expenses.



                                     -F68-

                                III-D Partnership
                                -----------------

                                                  2000

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $836,099        $699,860        $824,520       $961,560
Gross Profit (1)          620,659         531,985         618,260        655,572
Net Income                522,188         452,016         530,203        498,359
Limited Partners'
   Net Income
   Per Unit                  3.77            3.27            3.83           3.58



                                                  1999

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $394,998        $475,021        $545,489       $600,178
Gross Profit (1)          198,880         326,323         368,536        417,896
Net Income                 73,977         217,117         266,455        367,740
Limited Partners'
   Net Income
   Per Unit                   .51            1.56            1.91           2.66

----------------------
(1) Total revenues less oil and gas production expenses.



                                     -F69-

                                III-E Partnership
                                -----------------

                                                  2000

                          ------------------------------------------------------
                           First          Second           Third         Fourth
                          Quarter         Quarter         Quarter        Quarter
                          --------      ----------       ---------       -------

Total Revenues          $3,791,774      $2,619,019      $2,508,516    $2,969,886
Gross Profit (1)         2,842,907       1,789,356       1,643,189     1,961,236
Net Income               2,576,370       1,559,810       1,423,014     1,771,391
Limited Partners'
   Net Income
   Per Unit                   5.84            3.54            3.22          4.02



                                                  1999

                         -------------------------------------------------------
                          First           Second           Third         Fourth
                         Quarter          Quarter         Quarter        Quarter
                         --------        ---------       ---------       -------

Total Revenues         $1,176,115       $1,513,877      $1,883,853    $2,500,078
Gross Profit (1)          182,620          745,018         993,218     1,195,668
Net Income (Loss)        (114,304)         480,868         736,591     1,037,818
Limited Partners'
   Net Income (Loss)         (.27)            1.08            1.66          2.35
   Per Unit

----------------------------
(1) Total revenues less oil and gas production expenses.



                                     -F70-

                                III-F Partnership
                                -----------------

                                                  2000

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $815,190      $1,028,017        $731,451     $1,169,034
Gross Profit (1)          569,885         820,395         528,604        957,573
Net Income                377,397         663,401         387,177        839,827
Limited Partners'
   Net Income
   Per Unit                  1.60            2.83            1.65           3.59



                                                  1999

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $441,458        $485,968        $720,161       $819,841
Gross Profit (1)          223,706         183,585         488,227        645,800
Net Income                  8,273          (1,997)        283,129        570,791
Limited Partners'
   Net Income
   Per Unit                   .01            (.03)           1.19           2.45

-----------------------
(1) Total revenues less oil and gas production expenses.




                                III-G Partnership
                                -----------------

                                                  2000

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $489,944        $664,837        $478,149       $675,133
Gross Profit (1)          332,001         532,654         352,629        538,539
Net Income                236,332         451,433         279,426        469,854
Limited Partners'
   Net Income
   Per Unit                  1.83            3.50            2.17           3.65



                                                  1999

                         -------------------------------------------------------
                          First          Second           Third          Fourth
                         Quarter         Quarter         Quarter         Quarter
                         --------       ---------       ---------        -------

Total Revenues           $267,877        $298,417        $455,968       $550,079
Gross Profit (1)          113,424         100,848         311,887        452,271
Net Income (Loss)         (12,843)         (7,647)        188,709        459,227
Limited Partners'
   Net Income                (.13)           (.08)           1.44           3.59
   Per Unit

---------------------
(1) Total revenues less oil and gas production expenses.





                                     -F71-

                                INDEX TO EXHIBITS
                                -----------------



Number      Description
------      -----------

4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.2 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.3 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.4 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D.

*4.5 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E.

*4.6 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F.

*4.7 Agreement of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G.

4.8 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.




                                     -F72-

4.9 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.10 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D.

*4.12 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E.

*4.13 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F.

*4.14 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G.

4.15 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.16 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.17 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December



                                     -F74-

            31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.18 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D.

*4.19 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E.

*4.20 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F.

*4.21 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G.

4.22 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.23 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.24 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.25 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D.

*4.26 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E.




                                     -F75-

*4.27 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F.

*4.28 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G.

4.29 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.30 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.31 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.32 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D.

*4.33 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E.

*4.34 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F.

*4.35 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G.

4.36 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.



                                     -F76-

4.37 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

4.38 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.39 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D.

*4.40 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E.

*4.41 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F.

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

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-G.


            All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.


                                     -F77-