Form 10-Q
period 2001-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2001-05-11
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                  2001             2000
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,238,739       $  910,878
   Accounts receivable:
      Oil and gas sales                           854,232          813,549
                                               ----------       ----------
        Total current assets                   $2,092,971       $1,724,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,441,186        1,513,421

DEFERRED CHARGE                                   347,775          347,775
                                               ----------       ----------
                                               $3,881,932       $3,585,623
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   49,140       $   42,504
   Gas imbalance payable                           34,470           34,470
                                               ----------       ----------
        Total current liabilities              $   83,610       $   76,974

ACCRUED LIABILITY                              $   53,630       $   53,630

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  127,984)     ($  132,196)
   Limited Partners, issued and
      outstanding, 263,976 units                3,872,676        3,587,215
                                               ----------       ----------
        Total Partners' capital                $3,744,692       $3,455,019
                                               ----------       ----------
                                               $3,881,932       $3,585,623
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $1,664,876          $655,246
   Interest income                                11,475             4,610
                                              ----------          --------
                                              $1,676,351          $659,856

COSTS AND EXPENSES:
   Lease operating                            $  103,580          $158,571
   Production tax                                111,918            60,577
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,581            97,698
   General and administrative
      (Note 2)                                    89,543            94,378
                                              ----------          --------
                                              $  376,622          $411,224
                                              ----------          --------

NET INCOME                                    $1,299,729          $248,632
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  135,268          $ 16,109
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,164,461          $232,523
                                              ==========          ========
NET INCOME per unit                           $     4.41          $    .88
                                              ==========          ========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========          ========





            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                               -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,299,729         $248,632
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 71,581           97,698
      Increase in accounts receivable -
        oil and gas sales                     (    40,683)       (  83,383)
      Increase in accounts payable                  6,636              627
                                               ----------         --------
Net cash provided by operating
   activities                                  $1,337,263         $263,574
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        $        -        ($  5,311)
   Proceeds from sale of oil and
      gas properties                                  654           38,900
                                               ----------         --------
Net cash provided by investing
   activities                                  $      654         $ 33,589
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,010,056)       ($281,840)
                                               ----------         --------
Net cash used by financing activities         ($1,010,056)       ($281,840)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  327,861         $ 15,323

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            910,878          379,613
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,238,739         $394,936
                                               ==========         ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  625,616        $  496,576
   Accounts receivable:
      Oil and gas sales                          473,139           456,541
                                              ----------        ----------
        Total current assets                  $1,098,755        $  953,117

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 817,926           857,340

DEFERRED CHARGE                                  259,291           259,291
                                              ----------        ----------
                                              $2,175,972        $2,069,748
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   27,922        $   24,984
   Gas imbalance payable                          16,493            16,493
                                              ----------        ----------
        Total current liabilities             $   44,415        $   41,477

ACCRUED LIABILITY                             $   29,080        $   29,080

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   34,162)      ($   38,756)
   Limited Partners, issued and
      outstanding, 138,336 units               2,136,639         2,037,947
                                              ----------        ----------
        Total Partners' capital               $2,102,477        $1,999,191
                                              ----------        ----------
                                              $2,175,972        $2,069,748
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $905,850          $452,972
   Interest income                                 6,105             2,543
                                                --------          --------
                                                $911,955          $455,515

COSTS AND EXPENSES:
   Lease operating                              $ 69,132          $ 94,775
   Production tax                                 60,965            40,513
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,020            56,742
   General and administrative
      (Note 2)                                    54,321            49,474
                                                --------          --------
                                                $223,438          $241,504
                                                --------          --------

NET INCOME                                      $688,517          $214,011
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $107,825          $ 39,664
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $580,692          $174,347
                                                ========          ========
NET INCOME per unit                             $   4.20          $   1.26
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $688,517          $214,011
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                39,020            56,742
      Increase in accounts receivable -
        oil and gas sales                      (  16,598)        (  65,129)
      Increase(decrease) in accounts
        payable                                    2,938         (   2,382)
                                                --------          --------
Net cash provided by operating
   activities                                   $713,877          $203,242
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -         ($  2,153)
   Proceeds from sale of oil and
      gas properties                                 394            21,149
                                                --------          --------
Net cash provided by investing
   activities                                   $    394          $ 18,996
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($585,231)        ($215,256)
                                                --------          --------
Net cash used by financing activities          ($585,231)        ($215,256)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $129,040          $  6,982

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           496,576           227,298
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $625,616          $234,280
                                                ========          ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,417,231        $  903,268
   Accounts receivable:
      Oil and gas sales                          920,031           892,011
                                              ----------        ----------
        Total current assets                  $2,337,262        $1,795,279

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,072,462         2,063,939

DEFERRED CHARGE                                   90,048            90,048
                                              ----------        ----------
                                              $4,499,772        $3,949,266
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   46,990        $   71,731
   Gas imbalance payable                          16,667            16,667
                                              ----------        ----------
        Total current liabilities             $   63,657        $   88,398

ACCRUED LIABILITY                             $  158,958        $  158,958

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  151,516)      ($  152,824)
   Limited Partners, issued and
      outstanding, 244,536 units               4,428,673         3,854,734
                                              ----------        ----------
        Total Partners' capital               $4,277,157        $3,701,910
                                              ----------        ----------
                                              $4,499,772        $3,949,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,985,625        $722,449
   Interest income                                11,126           5,629
                                              ----------        --------
                                              $1,996,751        $728,078

COSTS AND EXPENSES:
   Lease operating                            $  156,457        $152,454
   Production tax                                143,346          48,329
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  73,578         101,301
   General and administrative
      (Note 2)                                    84,080          87,411
                                              ----------        --------
                                              $  457,461        $389,495
                                              ----------        --------

NET INCOME                                    $1,539,290        $338,583
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   79,351        $ 20,700
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $1,459,939        $317,883
                                              ==========        ========
NET INCOME per unit                           $     5.97        $   1.30
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                 2001               2000
                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,539,290          $338,583
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                73,578           101,301
      Increase in accounts receivable -
        oil and gas sales                    (    28,020)        (   3,268)
      Decrease in accounts payable           (    24,741)        (   7,691)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,560,107          $428,925
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   82,101)        ($    469)
   Proceeds from sale of oil and
      gas properties                                   -               646
                                              ----------          --------
Net cash provided (used) by investing
   activities                                ($   82,101)         $    177
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  964,043)        ($446,594)
                                              ----------          --------
Net cash used by financing activities        ($  964,043)        ($446,594)
                                              ----------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  513,963         ($ 17,492)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           903,268           482,914
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,417,231          $465,422
                                              ==========          ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  895,603        $  561,839
   Accounts receivable:
      Oil and gas sales                          624,624           606,226
                                              ----------        ----------
        Total current assets                  $1,520,227        $1,168,065

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 780,297           803,342

DEFERRED CHARGE                                   15,855            15,855
                                              ----------        ----------
                                              $2,316,379        $1,987,262
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   74,971        $   70,538
   Gas imbalance payable                           3,555             3,555
                                              ----------        ----------
        Total current liabilities             $   78,526        $   74,093

ACCRUED LIABILITY                             $  192,229        $  192,229

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   58,727)      ($   58,871)
   Limited Partners, issued and
      outstanding, 131,008 units               2,104,351         1,779,811
                                              ----------        ----------
        Total Partners' capital               $2,045,624        $1,720,940
                                              ----------        ----------
                                              $2,316,379        $1,987,262
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                                ----------       ---------

REVENUES:
   Oil and gas sales                            $1,277,047        $651,712
   Interest income                                   7,054           3,634
   Gain on sale of oil and gas
      Properties                                         -         180,753
                                                ----------        --------
                                                $1,284,101        $836,099

COSTS AND EXPENSES:
   Lease operating                              $  182,244        $172,273
   Production tax                                   87,819          43,167
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    31,853          51,649
   General and administrative
      (Note 2)                                      52,226          46,822
                                                ----------        --------
                                                $  354,142        $313,911
                                                ----------        --------

NET INCOME                                      $  929,959        $522,188
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $   47,419        $ 27,994
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  882,540        $494,194
                                                ==========        ========
NET INCOME per unit                             $     6.74        $   3.77
                                                ==========        ========
UNITS OUTSTANDING                                  131,008         131,008
                                                ==========        ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001           2000
                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $929,959        $522,188
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                31,853          51,649
      Gain on sale of oil and gas
        properties                                     -       ( 180,753)
      Increase in accounts receivable -
        oil and gas sales                      (  18,398)      (  30,264)
      Increase (decrease) in accounts
        payable                                    4,433       (  21,119)
                                                --------        --------
Net cash provided by operating
   activities                                   $947,847        $341,701
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  8,808)      ($ 18,630)
   Proceeds from sale of oil and
      gas properties                                   -             275
                                                --------        --------
Net cash used by investing activities          ($  8,808)      ($ 18,355)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($605,275)      ($352,719)
                                                --------        --------
Net cash used by financing activities          ($605,275)      ($352,719)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $333,764       ($ 29,373)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           561,839         338,669
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $895,603        $309,296
                                                ========        ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              March 31,       December 31,
                                                2001              2000
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $2,072,249        $1,627,830
   Accounts receivable:
      Oil and gas sales                       1,692,383         1,815,573
                                             ----------        ----------
        Total current assets                 $3,764,632        $3,443,403

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,491,303         2,565,859

DEFERRED CHARGE                                 129,472           129,472
                                             ----------        ----------
                                             $6,385,407        $6,138,734
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  400,551        $  407,887
   Gas imbalance payable                         48,446            48,446
                                             ----------        ----------
        Total current liabilities            $  448,997        $  456,333

ACCRUED LIABILITY                            $  492,960        $  512,557

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  247,069)      ($  240,721)
   Limited Partners, issued and
      outstanding, 418,266 units              5,690,519         5,410,565
                                             ----------        ----------
        Total Partners' capital              $5,443,450        $5,169,844
                                             ----------        ----------
                                             $6,385,407        $6,138,734
                                             ==========        ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,196,173        $2,491,244
   Interest income                                20,386            15,149
   Gain on sale of oil and
      gas properties                                 578         1,285,381
                                              ----------        ----------
                                              $3,217,137        $3,791,774

COSTS AND EXPENSES:
   Lease operating                            $  843,112        $  789,851
   Production tax                                196,814           159,016
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,085           117,052
   General and administrative
      (Note 2)                                   132,802           149,485
                                              ----------        ----------
                                              $1,255,813        $1,215,404
                                              ----------        ----------

NET INCOME                                    $1,961,324        $2,576,370
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  100,370        $  132,743
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,860,954        $2,443,627
                                              ==========        ==========
NET INCOME per unit                           $     4.45        $     5.84
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                    2001           2000
                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,961,324     2,576,370
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   83,085        117,052
      Gain on sale of oil and gas
        properties                              (       578)   ( 1,285,381)
      (Increase) decrease in accounts
        receivable - oil and gas sales              123,190    (   119,967)
      Decrease in accounts payable              (     7,336)   (   114,061)
      Decrease in accrued liability             (    19,597)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,140,088     $1,174,013
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   12,747)   ($   80,768)
   Proceeds from sale of oil and gas
      properties                                      4,796           -
                                                 ----------     ----------
Net cash used by investing activities           ($    7,951)   ($   80,768)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,687,718)   ($1,328,135)
                                                 ----------     ----------
Net cash used by financing activities           ($1,687,718)   ($1,328,135)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  444,419    ($  234,890)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,627,830      1,445,029
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $2,072,249     $1,210,139
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  880,392       $  754,880
   Accounts receivable:
      Oil and gas sales                           620,188          667,613
      Related party (Note 2)                      316,488                -
                                               ----------       ----------
        Total current assets                   $1,817,068       $1,422,493

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,117,047        2,163,648

DEFERRED CHARGE                                    52,414           52,414
                                               ----------       ----------
                                               $3,986,529       $3,638,555
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   49,674       $   58,215
   Gas imbalance payable                           15,251           15,251
                                               ----------       ----------
        Total current liabilities              $   64,925       $   73,466

ACCRUED LIABILITY                              $  107,023       $  107,023

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  128,857)     ($  135,914)
   Limited Partners, issued and
      outstanding, 221,484 units                3,943,438        3,593,980
                                               ----------       ----------
        Total Partners' capital                $3,814,581       $3,458,066
                                               ----------       ----------
                                               $3,986,529       $3,638,555
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                               ----------        ---------

REVENUES:
   Oil and gas sales                           $1,269,573         $807,556
   Interest income, including $1,321
      from a related party in 2001
      (Note 2)                                      9,846            7,634
   Gain on sale of oil and gas
      properties                                  313,453                -
                                               ----------         --------
                                               $1,592,872         $815,190

COSTS AND EXPENSES:
   Lease operating                             $  233,537         $214,563
   Production tax                                  71,366           30,742
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   67,613          113,331
   General and administrative
      (Note 2)                                     77,545           79,157
                                               ----------         --------
                                               $  450,061         $437,793
                                               ----------         --------

NET INCOME                                     $1,142,811         $377,397
                                               ==========         ========
GENERAL PARTNER - NET INCOME                   $   59,353         $ 23,021
                                               ==========         ========
LIMITED PARTNERS - NET INCOME                  $1,083,458         $354,376
                                               ==========         ========
NET INCOME per unit                            $     4.89         $   1.60
                                               ==========         ========
UNITS OUTSTANDING                                 221,484          221,484
                                               ==========         ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,142,811        $377,397
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  67,613         113,331
      Gain on sale of oil and gas
        properties                             (   313,453)              -
      Increase in accounts receivable -
        related party                          (     1,321)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales              47,425       (  74,318)
      Decrease in accounts payable             (     8,541)      (  12,949)
                                                ----------        --------
Net cash provided by operating
   activities                                   $  934,534        $403,461
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   26,753)      ($ 67,733)
   Proceeds from the sale of oil
      and gas properties                             4,027               -
                                                ----------        --------
Net cash used by investing activities          ($   22,726)      ($ 67,733)
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  786,296)      ($655,114)
                                                ----------        --------
Net cash used by financing activities          ($  786,296)      ($655,114)
                                                ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  125,512       ($319,386)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             754,880         803,913
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  880,392        $484,527
                                                ==========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

      The Geodyne III-F Partnership sold certain oil and gas properties during the three months ended March 31, 2001 for approximately $315,000 which amount and related interest was due from a related party at March 31, 2001.




            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  481,933       $  434,158
   Accounts receivable:
      Oil and gas sales                           362,003          393,688
      Related party (Note 2)                      209,290                -
                                               ----------       ----------
        Total current assets                   $1,053,226       $  827,846

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,135,918        1,154,241

DEFERRED CHARGE                                    35,238           35,238
                                               ----------       ----------
                                               $2,224,382       $2,017,325
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   30,058       $   35,944
   Gas imbalance payable                            6,446            6,446
                                               ----------       ----------
        Total current liabilities              $   36,504       $   42,390

ACCRUED LIABILITY                              $   71,912       $   71,912

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   74,666)     ($   79,337)
   Limited Partners, issued and
      outstanding, 121,925 units                2,190,632        1,982,360
                                               ----------       ----------
        Total Partners' capital                $2,115,966       $1,903,023
                                               ----------       ----------
                                               $2,224,382       $2,017,325
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $718,362        $485,737
   Interest income, including $873
      from a related party in 2001
      (Note 2)                                       5,736           4,207
   Gain on sale of oil and gas
      properties                                   207,204               -
                                                  --------        --------
                                                  $931,302        $489,944

COSTS AND EXPENSES:
   Lease operating                                $139,861        $138,711
   Production tax                                   39,565          19,232
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    36,503          52,090
   General and administrative
      (Note 2)                                      49,641          43,579
                                                  --------        --------
                                                  $265,570        $253,612
                                                  --------        --------

NET INCOME                                        $665,732        $236,332
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $ 34,460        $ 13,690
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $631,272        $222,642
                                                  ========        ========
NET INCOME per unit                               $   5.18        $   1.83
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                               ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $665,732        $236,332
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                36,503          52,090
      Gain on sale of oil and gas
        properties                             ( 207,204)              -
      Increase in accounts receivable -
        related party                          (     873)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales            31,685       (  40,989)
      Decrease in accounts payable             (   5,886)      (   7,356)
                                                --------        --------
Net cash provided by operating
   activities                                   $519,957        $240,077
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 19,878)      ($ 37,144)
   Proceeds from the sale of oil and
      gas properties                                 485               -
                                                --------        --------
Net cash used by investing activities          ($ 19,393)      ($ 37,144)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($452,789)      ($422,422)
                                                --------        --------
Net cash used by financing activities          ($452,789)      ($422,422)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 47,775       ($219,489)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           434,158         475,226
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $481,933        $255,737
                                                ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

      The Geodyne III-G Partnership sold certain oil and gas properties during the three months ended March 31, 2001 for approximately $208,000 which amount and related interest was due from a related party at March 31, 2001.



            The accompanying condensed notes are an integral part of
                         these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $20,075                 $ 69,468
               III-B                 17,916                   36,405
               III-C                 19,727                   64,353
               III-D                 17,750                   34,476
               III-E                 22,732                  110,070
               III-F                 19,261                   58,284
               III-G                 17,556                   32,085

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable-related party at March 31, 2001 for the III-F and III-G Partnerships represents accrued proceeds and interest (at prime plus 1%) due from a related party for the sale of certain oil and gas properties during the three months ended March 31, 2001. Subsequent to March 31, 2001, such amounts were collected.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                   2001             2000
                                                ----------        --------
      Oil and gas sales                         $1,664,876        $655,246
      Oil and gas production expenses           $  215,498        $219,148
      Barrels produced                              12,348          12,860
      Mcf produced                                 183,092         155,453
      Average price/Bbl                         $    28.57        $  26.70
      Average price/Mcf                         $     7.17        $   2.01

      As shown in the table above, total oil and gas sales increased $1,009,630 (154.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $945,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 512 barrels, while volumes of gas sold increased 27,639 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in volumes of gas sold was primarily due to the successful completion of a new well during 2000. Average oil and gas prices increased to $28.57 per barrel and $7.17 per Mcf, respectively, for the three months ended March 31, 2001 from $26.70 per barrel and $2.01 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,650 (1.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000, (ii) a decrease in salt water disposal expenses incurred on two significant wells during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, and
      (iii) ad valorem tax credits received on another significant well during the three months ended March 31, 2001. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 12.9% for the three months ended March 31, 2001 from 33.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,117 (26.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended March 31, 2001 from 14.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,835 (5.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended March 31, 2001 from 14.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $28,611,701  or  108.39%  of  Limited  Partner's  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $905,850        $452,972
      Oil and gas production expenses             $130,097        $135,288
      Barrels produced                               9,567          11,285
      Mcf produced                                  88,015          72,974
      Average price/Bbl                           $  28.56        $  26.94
      Average price/Mcf                           $   7.19        $   2.04

      As shown in the table above, total oil and gas sales increased $452,878 (100.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $453,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $46,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,718 barrels, while volumes of gas sold increased 15,041 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended March 31, 2000 and normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during 2000 and (ii) increased production on two significant wells due to successful workovers during 2000. Average oil and gas prices increased to $28.56 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001 from $26.94 per barrel and $2.04 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,191 (3.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2000 and (ii) a decrease in salt water disposal expenses incurred on two significant wells during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.4% for the three months ended March 31, 2001 from 29.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,722 (31.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended March 31, 2001 from 12.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,847 (9.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, this percentage decreased to 6.0% for the three months ended March 31, 2001 from 10.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $16,610,353  or  120.07%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                     2001           2000
                                                  ----------      --------
      Oil and gas sales                           $1,985,625      $722,449
      Oil and gas production expenses             $  299,803      $200,783
      Barrels produced                                 3,765         5,898
      Mcf produced                                   269,773       249,967
      Average price/Bbl                           $    28.70      $  28.28
      Average price/Mcf                           $     6.96      $   2.22

      As shown in the table above, total oil and gas sales increased $1,263,176 (174.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $1,278,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 2,133 barrels, while volumes of gas sold increased 19,806 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during 2000. Average oil and gas prices increased to $28.70 per barrel and $6.96 per Mcf, respectively, for the three months ended March 31, 2001 from $28.28 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $99,020 (49.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended March 31, 2001 from 27.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,723 (27.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.7% for the three months ended March 31, 2001 from 14.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,331 (3.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.2% for the three months ended March 31, 2001 from 12.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $21,390,795  or  87.48%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                   2001             2000
                                                ----------        --------
      Oil and gas sales                         $1,277,047        $651,712
      Oil and gas production expenses           $  270,063        $215,440
      Barrels produced                               7,630           9,300
      Mcf produced                                 155,395         172,060
      Average price/Bbl                         $    23.78        $  25.19
      Average price/Mcf                         $     7.05        $   2.43

      As shown in the table above, total oil and gas sales increased $625,335 (96.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $719,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,670 barrels and 16,665 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decreases in volumes of oil and gas sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. Average oil prices decreased to $23.78 per barrel for the three months ended March 31, 2001 from $25.19 per barrel for the three months ended March 31, 2000. Average gas prices increased to $7.05 per Mcf for the three months ended March 31, 2001 from $2.43 per Mcf for the three months ended March 31, 2000.

      The III-D Partnership sold certain oil and gas properties during the three months ended March 31, 2000 and recognized a $180,753 gain on such sales. No such sales occurred during the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $54,623 (25.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with increases in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the three months ended March 31, 2001 from 33.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,796 (38.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.5% for the three months ended March 31, 2001 from 7.9% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $5,404 (11.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in the allocation of audit fees among the III-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 4.1% for the three months ended March 31, 2001 from 7.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $11,589,669 or 88.47% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $3,196,173       $2,491,244
      Oil and gas production expenses           $1,039,926       $  948,867
      Barrels produced                              44,691           55,103
      Mcf produced                                 354,989          424,553
      Average price/Bbl                         $    24.19       $    24.64
      Average price/Mcf                         $     5.96       $     2.67

      As shown in the table above, total oil and gas sales increased $704,929 (28.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $1,167,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $257,000 and $186,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 10,412 barrels and 69,564 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during 2000, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. Average oil prices decreased to $24.19 per barrel for the three months ended March 31, 2001 from $24.64 per barrel for the three months ended March 31, 2000. Average gas prices increased to $5.96 per Mcf for the three months ended March 31, 2001 from $2.67 per Mcf for the three months ended March 31, 2000.

      The III-E Partnership sold certain oil and gas properties during the three months ended March 31, 2000 and recognized a $1,285,381 gain on such sales. Sales of oil and gas properties during the three months ended March 31, 2001 resulted in the III-E Partnership recognizing similar gains of $578.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $91,059 (9.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 32.5% for the three months ended March 31, 2001 from 38.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,967 (29.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) the decrease in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended March 31, 2001 from 4.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $16,683 (11.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to a change in the allocation of audit fees among the III-E Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 4.2% for the three months ended March 31, 2001 from 6.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $39,477,016 or 94.38% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2001           2000
                                                  ----------      --------
      Oil and gas sales                           $1,269,573      $807,556
      Oil and gas production expenses             $  304,903      $245,305
      Barrels produced                                10,041        12,892
      Mcf produced                                   171,571       201,331
      Average price/Bbl                           $    26.94      $  26.46
      Average price/Mcf                           $     5.82      $   2.32

      As shown in the table above, total oil and gas sales increased $462,017 (57.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $602,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately

      $75,000 and $69,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,851 barrels and 29,760 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $26.94 per barrel and $5.82 per Mcf, respectively, for the three months ended March 31, 2001 from $26.46 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000.

      The III-F Partnership sold certain oil and gas properties during the three months ended March 31, 2001 and recognized a $313,453 gain on such sales. No such sales occurred during the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,598 (24.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2001 in order to improve the recovery of reserves. These increases were partially offset by the sale of several wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 24.0% for the three months ended March 31, 2001 from 30.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $45,718 (40.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.3% for the three months ended March 31, 2001 from 14.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,612 (2.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended March 31, 2001 from 9.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $14,481,904 or 65.39% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001           2000
                                                  --------       --------
      Oil and gas sales                           $718,362       $485,737
      Oil and gas production expenses             $179,426       $157,943
      Barrels produced                               7,170          9,271
      Mcf produced                                  89,715        102,219
      Average price/Bbl                           $  27.11       $  26.56
      Average price/Mcf                           $   5.84       $   2.34

      As shown in the table above, total oil and gas sales increased $232,625 (47.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $314,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $56,000 and $29,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,101 barrels and 12,504 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $27.11 per barrel and $5.84 per Mcf, respectively, for the three months ended March 31, 2001 from $26.56 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2000.

      The III-G Partnership sold certain oil and gas properties during the three months ended March 31, 2001 and recognized a $207,204 gain on such sales. No such sales occurred during the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,483 (13.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2001 in order to improve the recovery of reserves. These increases were partially offset by the sale of several wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 25.0% for the three months ended March 31, 2001 from 32.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,587 (29.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.1% for three months ended March 31, 2001 from 10.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,062 (13.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the III-G Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended March 31, 2001 from 9.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2001 totaling $7,907,287 or 64.85% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       January 26, 2001
                  Date filed with the SEC             January 26, 2001
                  Items Included                      Item 5 - Other
                                                      Events
                                                      Item 7 - Exhibits

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       February 9, 2001
                  Date filed with the SEC             February 9, 2001
                  Items Included                      Item 5 - Other
                                                      Events
                                                      Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 11, 2001            By:    /s/Dennis R. Neill
                                      --------------------------------
                                            (Signature)
                                            Dennis R. Neill
                                            President


Date:  May 11, 2001             By:     /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer