Form 10-Q
period 2001-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C
filed 2001-08-14
CIK 860745, 879815, 873739, 872121, 870229, 863835, 863837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  924,434       $  910,878
   Accounts receivable:
      Oil and gas sales                           770,684          813,549
                                               ----------       ----------
        Total current assets                   $1,695,118       $1,724,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,411,338        1,513,421

DEFERRED CHARGE                                   347,775          347,775
                                               ----------       ----------
                                               $3,454,231       $3,585,623
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  157,388       $   42,504
   Gas imbalance payable                           34,470           34,470
                                               ----------       ----------
        Total current liabilities              $  191,858       $   76,974

ACCRUED LIABILITY                              $   45,535       $   53,630

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  145,910)     ($  132,196)
   Limited Partners, issued and
      outstanding, 263,976 units                3,362,748        3,587,215
                                               ----------       ----------
        Total Partners' capital                $3,216,838       $3,455,019
                                               ----------       ----------
                                               $3,454,231       $3,585,623
                                               ==========       ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $1,192,527          $892,818
   Interest income                                10,211             5,073
   Gain (loss) on sale of oil and gas
      properties                             (     1,751)              771
                                              ----------          --------
                                              $1,200,987          $898,662

COSTS AND EXPENSES:
   Lease operating                            $  197,269          $159,268
   Production tax                                 82,879            73,710
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,375            96,516
   General and administrative
      (Note 2)                                    72,237            71,961
                                              ----------          --------
                                              $  420,760          $401,455
                                              ----------          --------

NET INCOME                                    $  780,227          $497,207
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   83,155          $ 57,900
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  697,072          $439,307
                                              ==========          ========
NET INCOME per unit                           $     2.64          $   1.67
                                              ==========          ========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $2,857,403        $1,548,064
   Interest income                                21,686             9,683
   Gain (loss) on sale of oil and gas
      properties                             (     1,751)              771
                                              ----------        ----------
                                              $2,877,338        $1,558,518

COSTS AND EXPENSES:
   Lease operating                            $  300,849        $  317,839
   Production tax                                194,797           134,287
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 139,956           194,214
   General and administrative
      (Note 2)                                   161,780           166,339
                                              ----------        ----------
                                              $  797,382        $  812,679
                                              ----------        ----------

NET INCOME                                    $2,079,956        $  745,839
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  218,423        $   74,009
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,861,533        $  671,830
                                              ==========        ==========
NET INCOME per unit                           $     7.05        $     2.55
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                               -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,079,956         $745,839
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                139,956          194,214
      (Gain) loss on sale of oil and gas
        properties                                  1,751        (     771)
      (Increase) decrease in accounts
        receivable - oil and gas sales             42,865        ( 229,738)
      Increase (decrease) in accounts
        payable                                   114,884        (     359)
      Decrease in accrued liability           (     8,095)               -
                                               ----------         --------
Net cash provided by operating
   activities                                  $2,371,317         $709,185
                                               ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   39,624)       ($ 10,816)
   Proceeds from sale of oil and
      gas properties                                    -           39,671
                                               ----------         --------
Net cash provided (used) by investing
   activities                                 ($   39,624)        $ 28,855
                                               ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,318,137)       ($674,240)
                                               ----------         --------
Net cash used by financing activities         ($2,318,137)       ($674,240)
                                               ----------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $   13,556         $ 63,800

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            910,878          379,613
                                               ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  924,434         $443,413
                                               ==========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  466,649        $  496,576
   Accounts receivable:
      Oil and gas sales                          445,324           456,541
                                              ----------        ----------
        Total current assets                  $  911,973        $  953,117

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 806,070           857,340

DEFERRED CHARGE                                  259,291           259,291
                                              ----------        ----------
                                              $1,977,334        $2,069,748
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  108,039        $   24,984
   Gas imbalance payable                          16,493            16,493
                                              ----------        ----------
        Total current liabilities             $  124,532        $   41,477

ACCRUED LIABILITY                             $   22,285        $   29,080

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   48,649)      ($   38,756)
   Limited Partners, issued and
      outstanding, 138,336 units               1,879,166         2,037,947
                                              ----------        ----------
        Total Partners' capital               $1,830,517        $1,999,191
                                              ----------        ----------
                                              $1,977,334        $2,069,748
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $673,206          $528,720
   Interest income                                 5,052             2,982
   Loss on sale of oil and gas
      properties                               (     739)                -
                                                --------          --------
                                                $677,519          $531,702

COSTS AND EXPENSES:
   Lease operating                              $132,986          $ 96,700
   Production tax                                 47,450            43,403
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,639            52,981
   General and administrative
      (Note 2)                                    38,223            38,052
                                                --------          --------
                                                $256,298          $231,136
                                                --------          --------

NET INCOME                                      $421,221          $300,566
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 67,694          $ 52,055
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $353,527          $248,511
                                                ========          ========
NET INCOME per unit                             $   2.55          $   1.80
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              -----------        ---------

REVENUES:
   Oil and gas sales                          $1,579,056          $981,692
   Interest income                                11,157             5,525
   Loss on sale of oil and gas
      properties                             (       739)                -
                                              ----------          --------
                                              $1,589,474          $987,217

COSTS AND EXPENSES:
   Lease operating                            $  202,118          $191,475
   Production tax                                108,415            83,916
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,659           109,723
   General and administrative
      (Note 2)                                    92,544            87,526
                                              ----------          --------
                                              $  479,736          $472,640
                                              ----------          --------

NET INCOME                                    $1,109,738          $514,577
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  175,519          $ 91,719
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  934,219          $422,858
                                              ==========          ========
NET INCOME per unit                           $     6.75          $   3.06
                                              ==========          ========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                              -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,109,738          $514,577
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                76,659           109,723
      Loss on sale of oil and gas
        properties                                   739                 -
      (Increase) decrease in accounts
        receivable - oil and gas sales            11,217         ( 126,371)
      Increase (decrease) in accounts
        payable                                   83,055         (   2,233)
      Decrease in accrued liability          (     6,795)                -
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,274,613          $495,696
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   26,325)        ($  7,556)
   Proceeds from sale of oil and
      gas properties                                 197            21,149
                                              ----------          --------
Net cash provided (used) by investing
   activities                                ($   26,128)         $ 13,593
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,278,412)        ($475,924)
                                              ----------          --------
Net cash used by financing activities        ($1,278,412)        ($475,924)
                                              ----------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($   29,927)         $ 33,365

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           496,576           227,298
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  466,649          $260,663
                                              ==========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,088,173        $  903,268
   Accounts receivable:
      Oil and gas sales                          755,060           892,011
                                              ----------        ----------
        Total current assets                  $1,843,233        $1,795,279

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,022,060         2,063,939

DEFERRED CHARGE                                   84,986            90,048
                                              ----------        ----------
                                              $3,950,279        $3,949,266
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   44,091        $   71,731
   Gas imbalance payable                          16,667            16,667
                                              ----------        ----------
        Total current liabilities             $   60,758        $   88,398

ACCRUED LIABILITY                             $  166,869        $  158,958

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  160,785)      ($  152,824)
   Limited Partners, issued and
      outstanding, 244,536 units               3,883,437         3,854,734
                                              ----------        ----------
        Total Partners' capital               $3,722,652        $3,701,910
                                              ----------        ----------
                                              $3,950,279        $3,949,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,239,788        $874,512
   Interest income                                11,094           5,996
   Gain (loss) on sale of oil and
      gas properties                         (       606)         62,457
                                              ----------        --------
                                              $1,250,276        $942,965

COSTS AND EXPENSES:
   Lease operating                            $  139,441        $111,181
   Production tax                                 71,631          58,887
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  69,069          84,671
   General and administrative
      (Note 2)                                    67,006          66,700
                                              ----------        --------
                                              $  347,147        $321,439
                                              ----------        --------

NET INCOME                                    $  903,129        $621,526
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   47,365        $ 32,622
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  855,764        $588,904
                                              ==========        ========
NET INCOME per unit                           $     3.50        $   2.41
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,225,413        $1,596,961
   Interest income                                22,220            11,625
   Gain (loss) on sale of oil and
      gas properties                         (       606)           62,457
                                              ----------        ----------
                                              $3,247,027        $1,671,043

COSTS AND EXPENSES:
   Lease operating                            $  295,898        $  263,635
   Production tax                                214,977           107,216
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 142,647           185,972
   General and administrative
      (Note 2)                                   151,086           154,111
                                              ----------        ----------
                                              $  804,608        $  710,934
                                              ----------        ----------

NET INCOME                                    $2,442,419        $  960,109
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  126,716        $   53,322
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,315,703        $  906,787
                                              ==========        ==========
NET INCOME per unit                           $     9.47        $     3.71
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========







            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                 2001               2000
                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,442,419          $960,109
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               142,647           185,972
      (Gain) loss on sale of oil and gas
        properties                                   606         (  62,457)
      (Increase) decrease in accounts
        receivable - oil and gas sales           136,951         ( 185,929)
      Decrease in deferred charge                  5,062                 -
      Decrease in accounts payable           (    27,640)        (   8,899)
      Increase in accrued liability                7,911                 -
                                              ----------          --------
Net cash provided by operating
   activities                                 $2,707,956          $888,796
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  101,374)        ($    508)
   Proceeds from sale of oil and
      gas properties                                   -            63,063
                                              ----------          --------
Net cash provided (used) by investing
   activities                                ($  101,374)         $ 62,555
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,421,677)        ($892,836)
                                              ----------          --------
Net cash used by financing activities        ($2,421,677)        ($892,836)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  184,905          $ 58,515

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           903,268           482,914
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,088,173          $541,429
                                              ==========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  700,064        $  561,839
   Accounts receivable:
      Oil and gas sales                          496,136           606,226
                                              ----------        ----------
        Total current assets                  $1,196,200        $1,168,065

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 750,452           803,342

DEFERRED CHARGE                                   12,621            15,855
                                              ----------        ----------
                                              $1,959,273        $1,987,262
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   91,546        $   70,538
   Gas imbalance payable                           3,555             3,555
                                              ----------        ----------
        Total current liabilities             $   95,101        $   74,093

ACCRUED LIABILITY                             $  206,232        $  192,229

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   67,148)      ($   58,871)
   Limited Partners, issued and
      outstanding, 131,008 units               1,725,088         1,779,811
                                              ----------        ----------
        Total Partners' capital               $1,657,940        $1,720,940
                                              ----------        ----------
                                              $1,959,273        $1,987,262
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $799,965          $677,289
   Interest income                                 7,109             5,395
   Gain (loss) on sale of oil and gas
      properties                               (      52)           17,176
                                                --------          --------
                                                $807,022          $699,860

COSTS AND EXPENSES:
   Lease operating                              $146,488          $125,291
   Production tax                                 53,134            42,584
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  29,842            43,209
   General and administrative
      (Note 2)                                    36,952            36,760
                                                --------          --------
                                                $266,416          $247,844
                                                --------          --------

NET INCOME                                      $540,606          $452,016
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 27,869          $ 23,838
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $512,737          $428,178
                                                ========          ========
NET INCOME per unit                             $   3.91          $   3.27
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $2,077,012        $1,329,001
   Interest income                                14,163             9,029
   Gain (loss) on sale of oil and gas
      properties                             (        52)          197,929
                                              ----------        ----------
                                              $2,091,123        $1,535,959

COSTS AND EXPENSES:
   Lease operating                            $  328,732        $  297,564
   Production tax                                140,953            85,751
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  61,695            94,858
   General and administrative
      (Note 2)                                    89,178            83,582
                                              ----------        ----------
                                              $  620,558        $  561,755
                                              ----------        ----------

NET INCOME                                    $1,470,565        $  974,204
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   75,288        $   51,832
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,395,277        $  922,372
                                              ==========        ==========
NET INCOME per unit                           $    10.65        $     7.04
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001           2000
                                              -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,470,565        $974,204
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                61,695          94,858
      (Gain) loss on sale of oil and gas
        properties                                    52       ( 197,929)
      (Increase) decrease in accounts
        receivable - oil and gas sales           110,090       ( 117,803)
      Decrease in deferred charge                  3,234               -
      Increase (decrease) in accounts
        payable                                   21,008       (  27,844)
      Increase in accrued liability               14,003               -
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,680,647        $725,486
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    8,857)      ($ 26,908)
   Proceeds from sale of oil and
      gas properties                                   -         201,900
                                              ----------        --------
Net cash provided (used) by investing
      activities                             ($    8,857)       $174,992
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,533,565)      ($688,292)
                                              ----------        --------
Net cash used by financing activities        ($1,533,565)      ($688,292)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  138,225        $212,186

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           561,839         338,669
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  700,064        $550,855
                                              ==========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              June 30,        December 31,
                                                2001              2000
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $1,881,005        $1,627,830
   Accounts receivable:
      Oil and gas sales                       1,250,588         1,815,573
                                             ----------        ----------
        Total current assets                 $3,131,593        $3,443,403

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,387,731         2,565,859

DEFERRED CHARGE                                 114,210           129,472
                                             ----------        ----------
                                             $5,633,534        $6,138,734
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  556,078        $  407,887
   Gas imbalance payable                         48,446            48,446
                                             ----------        ----------
        Total current liabilities            $  604,524        $  456,333

ACCRUED LIABILITY                            $  472,118        $  512,557

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  277,712)      ($  240,721)
   Limited Partners, issued and
      outstanding, 418,266 units              4,834,604         5,410,565
                                             ----------        ----------
        Total Partners' capital              $4,556,892        $5,169,844
                                             ----------        ----------
                                             $5,633,534        $6,138,734
                                             ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,240,874        $2,563,436
   Interest income                                17,445            23,866
   Gain (loss) on sale of oil and
      gas properties                         (         7)           31,717
                                              ----------        ----------
                                              $2,258,312        $2,619,019

COSTS AND EXPENSES:
   Lease operating                            $  694,574        $  675,009
   Production tax                                144,083           154,654
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,013           114,256
   General and administrative
      (Note 2)                                   115,943           115,290
                                              ----------        ----------
                                              $1,024,613        $1,059,209
                                              ----------        ----------

NET INCOME                                    $1,233,699        $1,559,810
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   63,614        $   81,368
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,170,085        $1,478,442
                                              ==========        ==========
NET INCOME per unit                           $     2.80        $     3.54
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $5,437,047        $5,054,680
   Interest income                                37,831            39,015
   Gain on sale of oil and
      gas properties                                 571         1,317,098
                                              ----------        ----------
                                              $5,475,449        $6,410,793

COSTS AND EXPENSES:
   Lease operating                            $1,537,686        $1,464,860
   Production tax                                340,897           313,670
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 153,098           231,308
   General and administrative
      (Note 2)                                   248,745           264,775
                                              ----------        ----------
                                              $2,280,426        $2,274,613
                                              ----------        ----------

NET INCOME                                    $3,195,023        $4,136,180
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  163,984        $  214,111
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,031,039        $3,922,069
                                              ==========        ==========
NET INCOME per unit                           $     7.25        $     9.38
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001           2000
                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $3,195,023     $4,136,180
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  153,098        231,308
      Gain on sale of oil and gas
        properties                              (       571)   ( 1,317,098)
      (Increase) decrease in accounts
        receivable - oil and gas sales              564,985    (   261,390)
      Decrease in deferred charge                    15,262              -
      Increase (decrease) in accounts
        payable                                     148,191    (   172,031)
      Decrease in accrued liability             (    40,439)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $4,035,549     $2,616,969
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($      745)   ($  169,183)
   Proceeds from sale of oil and gas
      properties                                     26,346      1,347,508
                                                 ----------     ----------
Net cash provided by investing
   activities                                    $   25,601     $1,178,325
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($3,807,975)   ($2,643,501)
                                                 ----------     ----------
Net cash used by financing activities           ($3,807,975)   ($2,643,501)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  253,175     $1,151,793

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,627,830      1,445,029
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,881,005     $2,596,822
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,072,390       $  754,880
   Accounts receivable:
      Oil and gas sales                           388,957          667,613
                                               ----------       ----------
        Total current assets                   $1,461,347       $1,422,493

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,034,393        2,163,648

DEFERRED CHARGE                                    44,874           52,414
                                               ----------       ----------
                                               $3,540,614       $3,638,555
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   51,273       $   58,215
   Gas imbalance payable                           15,251           15,251
                                               ----------       ----------
        Total current liabilities              $   66,524       $   73,466

ACCRUED LIABILITY                              $  107,023       $  107,023

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  157,469)     ($  135,914)
   Limited Partners, issued and
      outstanding, 221,484 units                3,524,536        3,593,980
                                               ----------       ----------
        Total Partners' capital                $3,367,067       $3,458,066
                                               ----------       ----------
                                               $3,540,614       $3,638,555
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $812,040         $  859,139
   Interest income                               11,612              6,158
   Gain (loss) on sale of oil and
      gas properties                          (       6)           162,720
                                               --------         ----------
                                               $823,646         $1,028,017

COSTS AND EXPENSES:
   Lease operating                             $189,686         $  162,446
   Production tax                                47,124             45,176
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 54,439             96,519
   General and administrative
      (Note 2)                                   61,139             60,475
                                               --------         ----------
                                               $352,388         $  364,616
                                               --------         ----------

NET INCOME                                     $471,258         $  663,401
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 25,160         $   36,723
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $446,098         $  626,678
                                               ========         ==========
NET INCOME per unit                            $   2.02         $     2.83
                                               ========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                               ========         ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                               -----------      ----------

REVENUES:
   Oil and gas sales                           $2,081,613       $1,666,695
   Interest income                                 21,458           13,792
   Gain on sale of oil and gas
      properties                                  313,447          162,720
                                               ----------       ----------
                                               $2,416,518       $1,843,207

COSTS AND EXPENSES:
   Lease operating                             $  423,223       $  377,009
   Production tax                                 118,490           75,918
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  122,052          209,850
   General and administrative
      (Note 2)                                    138,684          139,632
                                               ----------       ----------
                                               $  802,449       $  802,409
                                               ----------       ----------

NET INCOME                                     $1,614,069       $1,040,798
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   84,513       $   59,744
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $1,529,556       $  981,054
                                               ==========       ==========
NET INCOME per unit                            $     6.91       $     4.43
                                               ==========       ==========
UNITS OUTSTANDING                                 221,484          221,484
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,614,069      $1,040,798
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 122,052         209,850
      Gain on sale of oil and gas
        properties                             (   313,447)    (   162,720)
      (Increase) decrease in accounts
        receivable - oil and gas sales             278,656     (   207,694)
      Decrease in deferred charge                    7,540               -
      Decrease in accounts payable             (     6,942)    (    15,002)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,701,928      $  865,232
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($      615)    ($  141,978)
   Proceeds from the sale of oil
      and gas properties                           321,265         203,387
                                                ----------      ----------
Net cash provided by investing
   activities                                   $  320,650      $   61,409
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,705,068)    ($1,118,142)
                                                ----------      ----------
Net cash used by financing activities          ($1,705,068)    ($1,118,142)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  317,510     ($  191,501)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             754,880         803,913
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,072,390      $  612,412
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  621,028       $  434,158
   Accounts receivable:
      Oil and gas sales                           231,050          393,688
                                               ----------       ----------
        Total current assets                   $  852,078       $  827,846

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,096,136        1,154,241

DEFERRED CHARGE                                    30,551           35,238
                                               ----------       ----------
                                               $1,978,765       $2,017,325
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   31,267       $   35,944
   Gas imbalance payable                            6,446            6,446
                                               ----------       ----------
        Total current liabilities              $   37,713       $   42,390

ACCRUED LIABILITY                              $   71,912       $   71,912

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   92,332)     ($   79,337)
   Limited Partners, issued and
      outstanding, 121,925 units                1,961,472        1,982,360
                                               ----------       ----------
        Total Partners' capital                $1,869,140       $1,903,023
                                               ----------       ----------
                                               $1,978,765       $2,017,325
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $459,884        $531,623
   Interest income                                   6,839           3,405
   Gain (loss) on sale of oil and gas
      properties                                 (      15)        129,809
                                                  --------        --------
                                                  $466,708        $664,837

COSTS AND EXPENSES:
   Lease operating                                $117,025        $105,301
   Production tax                                   26,625          26,882
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    29,551          47,516
   General and administrative
      (Note 2)                                      33,844          33,705
                                                  --------        --------
                                                  $207,045        $213,404
                                                  --------        --------

NET INCOME                                        $259,663        $451,433
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $ 13,823        $ 24,302
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $245,840        $427,131
                                                  ========        ========
NET INCOME per unit                               $   2.01        $   3.50
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                                ----------       ---------

REVENUES:
   Oil and gas sales                            $1,178,246      $1,017,360
   Interest income                                  12,575           7,612
   Gain on sale of oil and gas
      properties                                   207,189         129,809
                                                ----------      ----------
                                                $1,398,010      $1,154,781

COSTS AND EXPENSES:
   Lease operating                              $  256,886      $  244,012
   Production tax                                   66,190          46,114
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    66,054          99,606
   General and administrative
      (Note 2)                                      83,485          77,284
                                                ----------      ----------
                                                $  472,615      $  467,016
                                                ----------      ----------

NET INCOME                                      $  925,395      $  687,765
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $   48,283      $   37,992
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $  877,112      $  649,773
                                                ==========      ==========
NET INCOME per unit                             $     7.19      $     5.33
                                                ==========      ==========
UNITS OUTSTANDING                                  121,925         121,925
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                              -----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  925,395        $687,765
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                66,054          99,606
      Gain on sale of oil and gas
        properties                           (   207,189)      ( 129,809)
      (Increase) decrease in accounts
        receivable - oil and gas sales           162,638       ( 124,251)
      Decrease in deferred charge                  4,687               -
      Decrease in accounts payable           (     4,677)      (   8,118)
                                              ----------        --------
Net cash provided by operating
   activities                                 $  946,908        $525,193
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   10,262)      ($ 76,811)
   Proceeds from the sale of oil and
      gas properties                             209,502         131,994
                                              ----------        --------
Net cash provided by investing
   activities                                 $  199,240        $ 55,183
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  959,278)      ($689,927)
                                              ----------        --------
Net cash used by financing activities        ($  959,278)      ($689,927)
                                              ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  186,870       ($109,551)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           434,158         475,226
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  621,028        $365,675
                                              ==========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $2,769                 $ 69,468
               III-B                  1,818                   36,405
               III-C                  2,653                   64,353
               III-D                  2,476                   34,476
               III-E                  5,873                  110,070
               III-F                  2,855                   58,284
               III-G                  1,759                   32,085

      During the six months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $22,844                 $138,936
               III-B                 19,734                   72,810
               III-C                 22,380                  128,706
               III-D                 20,226                   68,952
               III-E                 28,605                  220,140
               III-F                 22,116                  116,568
               III-G                 19,315                   64,170


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-F and III-G Partnerships' Statements of Cash Flows for the six months ended June 30, 2001 include proceeds from the sale of certain oil and gas properties during the first quarter of 2001. These proceeds were included in these Partnerships' cash distributions paid in May 2001. In addition, the III-D, III-E, III-F, and III-G Partnerships' Statements of Cash Flows for the six months ended June 30, 2000 include proceeds from the sale of certain oil and gas properties during the second quarter of 2000. These proceeds were included in these Partnerships' cash distribution paid in August 2000.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2000, capital expenditures for the III-F and III-G Partnerships totaled $141,978 and $76,811, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Trail Unit, located in Sweetwater County, Wyoming, in which the Partnerships own interests of 15.6% and 7.8%, respectively.

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

      The General Partner currently intends to extend the terms of the III-A, III-B, III-C, and III-G Partnerships for two years beyond their current termination date, but has not determined whether it intends to further extend the terms of any Partnerships.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------        --------
      Oil and gas sales                         $1,192,527        $892,818
      Oil and gas production expenses           $  280,148        $232,978
      Barrels produced                              11,853           9,950
      Mcf produced                                 174,536         170,098
      Average price/Bbl                         $    26.30        $  30.11
      Average price/Mcf                         $     5.05        $   3.49

      As shown in the table above, total oil and gas sales increased $299,709 (33.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $272,000 was related to an increase in the average price of gas sold and approximately $57,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $45,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 1,903 barrels and 4,438 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful workover of that well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to a successful workover during the three months ended June 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $26.30 per barrel for the three months ended June 30, 2001 from $30.11 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.05 per Mcf for the three months ended June 30, 2001 from $3.49 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $47,170 (20.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on two other significant wells during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the three months ended June 30, 2001 from 26.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,141 (29.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended June 30, 2001 from 10.8% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the three months ended June 30, 2001 from 8.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2001           2000
                                                ----------      ----------
      Oil and gas sales                         $2,857,403      $1,548,064
      Oil and gas production expenses           $  495,646      $  452,126
      Barrels produced                              24,201          22,810
      Mcf produced                                 357,628         325,551
      Average price/Bbl                         $    27.46      $    28.19
      Average price/Mcf                         $     6.13      $     2.78

      As shown in the table above, total oil and gas sales increased $1,309,339 (84.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,199,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 1,391 barrels and 32,077 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful workover of that well during the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to a successful workover during the six months ended June 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $27.46 per barrel for the six months ended June 30, 2001 from $28.19 per barrel for the six months ended June 30, 2000. Average gas prices increased to $6.13 per Mcf for the six months ended June 30, 2001 from $2.78 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,520 (9.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on two other significant wells during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the six months ended June 30, 2001 from 29.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,258 (27.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the six months ended June 30, 2001 from 12.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,559 (2.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the six months ended June 30, 2001 from 10.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $29,818,701  or  112.96%  of  Limited  Partner's  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $673,206        $528,720
      Oil and gas production expenses             $180,436        $140,103
      Barrels produced                               9,072           8,219
      Mcf produced                                  85,835          82,041
      Average price/Bbl                           $  26.50        $  29.87
      Average price/Mcf                           $   5.04        $   3.45

      As shown in the table above, total oil and gas sales increased $144,486 (27.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $136,000 was related to an increase in the average price of gas sold and approximately $25,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $31,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 853 barrels and 3,794 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful workover of that well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to a successful workover during the three months ended June 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $26.50 per barrel for the three months ended June 30, 2001 from $29.87 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.04 per Mcf for the three months ended June 30, 2001 from $3.45 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $40,333 (28.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to workover expenses incurred on two significant wells during the three months ended June 30, 2001. This increase was partially offset by workover expenses incurred on two other significant wells during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 26.8% for the three months ended June 30, 2001 from 26.5% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,342 (29.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.6% for the three months ended June 30, 2001 from 10.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, this percentage decreased to 5.7% for the three months ended June 30, 2001 from 7.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001           2000
                                                  ----------      --------
      Oil and gas sales                           $1,579,056      $981,692
      Oil and gas production expenses             $  310,533      $275,391
      Barrels produced                                18,639        19,504
      Mcf produced                                   173,850       155,015
      Average price/Bbl                           $    27.56      $  28.17
      Average price/Mcf                           $     6.13      $   2.79

      As shown in the table above, total oil and gas sales increased $597,364 (60.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $581,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 865 barrels, while volumes of gas sold increased 18,835 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by increased production on one significant well due to the successful workover of that well during the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to a successful workover of during the six months ended June 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $27.56 per barrel for the six months ended June 30, 2001 from $28.17 per barrel for the six months ended June 30, 2000. Average gas prices increased to $6.13 per Mcf for the six months ended June 30, 2001 from $2.79 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,142 (12.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on two other significant wells during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.7% for the six months ended June 30, 2001 from 28.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,064 (30.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 4.9% for the six months ended June 30, 2001 from 11.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,018 (5.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, this percentage decreased to 5.9% for the six months ended June 30, 2001 from 8.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $17,221,353  or  124.49%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     2001           2000
                                                  ----------      --------
      Oil and gas sales                           $1,239,788      $874,512
      Oil and gas production expenses             $  211,072      $170,068
      Barrels produced                                 3,622         4,911
      Mcf produced                                   252,715       209,042
      Average price/Bbl                           $    27.16      $  28.14
      Average price/Mcf                           $     4.52      $   3.52

      As shown in the table above, total oil and gas sales increased $365,276 (41.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $251,000 was related to an increase in the average price of gas sold and approximately $154,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,289 barrels, while volumes of gas sold increased 43,673 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) the III-C Partnership receiving an increased percentage of sales on several wells during the three months ended June 30, 2001 due to gas balancing, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001, and (iii) increased production on two other significant wells due to successful workovers during 2000. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to an increase in volumes of gas produced for the III-C Partnership. Average oil prices decreased to $27.16 per barrel for the three months ended June 30, 2001 from $28.14 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.52 per Mcf for the three months ended June 30, 2001 from $3.52 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $41,004 (24.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in lease operating expenses associated with the increase in volumes of gas sold. These increases were partially offset by production tax credits received from the operator on several wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the three months ended June 30, 2001 from 19.4% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,602 (18.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.6% for the three months ended June 30, 2001 from 9.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended June 30, 2001 from 7.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $3,225,413     $1,596,961
      Oil and gas production expenses             $  510,875     $  370,851
      Barrels produced                                 7,387         10,809
      Mcf produced                                   522,488        459,009
      Average price/Bbl                           $    27.95     $    28.22
      Average price/Mcf                           $     5.78     $     2.81

      As shown in the table above, total oil and gas sales increased $1,628,452 (102.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,548,000 was related to an increase in the average price of gas sold and approximately $179,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 3,422 barrels, while volumes of gas sold increased 63,479 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) the III-C Partnership receiving an increased percentage of sales on several wells during the six months ended June 30, 2001 due to gas balancing, (ii) an increase in production on one significant well due to the successful recompletion of that well during 2000, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2001. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to an increase in volumes of gas produced for the III-C Partnership. Average oil prices decreased to $27.95 per barrel for the six months ended June 30, 2001 from $28.22 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.78 per Mcf for the six months ended June 30, 2001 from $2.81 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $140,024 (37.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.8% for the six months ended June 30, 2001 from 23.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,325 (23.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.4% for the six months ended June 30, 2001 from 11.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,025 (2.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.7% for the six months ended June 30, 2001 from 9.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $22,791,795  or  93.20%  of  Limited   Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2001              2000
                                                --------          --------
      Oil and gas sales                         $799,965          $677,289
      Oil and gas production expenses           $199,622          $167,875
      Barrels produced                             6,354             7,239
      Mcf produced                               150,354           140,438
      Average price/Bbl                         $  24.94          $  25.88
      Average price/Mcf                         $   4.27          $   3.49

      As shown in the table above, total oil and gas sales increased $122,676 (18.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $117,000 was related to an increase in the average price of gas sold and approximately $35,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $23,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 885 barrels, while volumes of gas sold increased 9,916 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. Average oil prices decreased to $24.94 per barrel for the three months ended June 30, 2001 from $25.88 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.27 per Mcf for the three months ended June 30, 2001 from $3.49 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,747 (18.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in workover expenses incurred on one significant well during the three months ended June 30, 2001, and (iii) a negative lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 25.0% for the three months ended June 30, 2001 from 24.8% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,367 (30.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.7% for the three months ended June 30, 2001 from 6.4% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.6% for the three months ended June 30, 2001 from 5.4% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2001            2000
                                                ----------      ----------
      Oil and gas sales                         $2,077,012      $1,329,001
      Oil and gas production expenses           $  469,685      $  383,315
      Barrels produced                              13,984          16,539
      Mcf produced                                 305,749         312,498
      Average price/Bbl                         $    24.31      $    25.49
      Average price/Mcf                         $     5.68      $     2.90

      As shown in the table above, total oil and gas sales increased $748,011 (56.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $849,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,555 barrels and 6,749 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June
      30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during early 2000. Average oil prices decreased to $24.31 per barrel for the six months ended June 30, 2001 from $25.49 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.68 per Mcf for the six months ended June 30, 2001 from $2.90 per Mcf for the six months ended June 30, 2000.

      The III-D Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $197,929 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $86,370 (22.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in workover expenses incurred on one significant well during the six months ended June 30, 2001, and (iii) a negative lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.6% for the six months ended June 30, 2001 from 28.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,163 (35.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.0% for the six months ended June 30, 2001 from 7.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,596 (6.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.3% for the six months ended June 30, 2001 from 6.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $12,481,669 or 95.27% of the Limited Partners' capital contributions. Management anticipates that the III-D Partnership should achieve payout with the cash distributions to be paid in August 2001. After payout, operations and revenues for the III-D Partnership will be allocated using after payout percentages included in the III-D Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $2,240,874       $2,563,436
      Oil and gas production expenses           $  838,657       $  829,663
      Barrels produced                              39,597           41,717
      Mcf produced                                 287,518          428,449
      Average price/Bbl                         $    23.37       $    25.00
      Average price/Mcf                         $     4.58       $     3.55

      As shown in the table above, total oil and gas sales decreased $322,562 (12.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately (i) $53,000 and $500,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $65,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $295,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,120 barrels and 140,931 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the III-E Partnership receiving an increased percentage of sales on one significant well during the three months ended June 30, 2000, (ii) a positive prior period volume adjustment made by the purchaser on the same well during the three months ended June 30, 2000, and (iii) normal declines in production. The average oil price decreased to $23.37 per barrel for the three months ended June 30, 2001 from $25.00 per barrel for the three months ended June 30, 2000. The average gas price increased to $4.58 per Mcf for the three months ended June 30, 2001 from $3.55 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,994 (1.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) an increase in workover expenses incurred on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the three months ended June 30, 2001. These increases were partially offset by (i) a negative lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 37.4% for the three months ended June 30, 2001 from 32.4% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $44,243 (38.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) the decrease in volumes of oil and gas sold and (ii) upward revisions in the estimates of oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.1% for three months ended June 30, 2001 from 4.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 5.2% for the three months ended June 30, 2001 from 4.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $5,437,047       $5,054,680
      Oil and gas production expenses           $1,878,583       $1,778,530
      Barrels produced                              84,288           96,820
      Mcf produced                                 642,507          853,002
      Average price/Bbl                         $    23.80       $    24.80
      Average price/Mcf                         $     5.34       $     3.11

      As shown in the table above, total oil and gas sales increased $382,367 (7.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,432,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $311,000 and $655,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $84,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 12,532 barrels and 210,495 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to (i) the III-E Partnership receiving an increased percentage of sales on one significant well during the six months ended June 30, 2000, (ii) the sale of several wells during 2000, and (iii) normal declines in production. The average oil price decreased to $23.80 per barrel for the six months ended June 30, 2001 from $24.80 per barrel for the six months ended June 30, 2000. The average gas price increased to $5.34 per Mcf for the six months ended June 30, 2001 from $3.11 per Mcf for the six months ended June 30, 2000.

      The III-E Partnership sold certain oil and gas properties during the six months ended June 30, 2000 and recognized a $1,317,098 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 2001 resulted in similar gain of $571.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $100,053 (5.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses remained relatively constant at 34.6% for the six months ended June 30, 2001 and 35.2% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $78,210 (33.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) the decrease in volumes of oil and gas sold and (ii) upward revisions in the estimates of oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 2.8% for six months ended June 30, 2001 from 4.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses decreased $16,030 (6.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.6% for the six months ended June 30, 2001 from 5.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $41,503,016 or 99.23% of the Limited Partners' capital contributions. Management anticipates that the III-E Partnership should achieve payout with the cash distributions to be paid in August 2001. After payout, operations and revenues for the III-E Partnership will be allocated using after payout percentages included in the III-E Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $812,040        $859,139
      Oil and gas production expenses             $236,810        $207,622
      Barrels produced                               4,987          11,808
      Mcf produced                                 156,722         162,663
      Average price/Bbl                           $  19.31        $  28.82
      Average price/Mcf                           $   4.57        $   3.19

      As shown in the table above, total oil and gas sales decreased $47,099 (5.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately (i) $197,000 and $19,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $47,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $216,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 6,821 barrels and 5,941 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 2001 and (ii) the successful recompletion of one well during late 2000. Average oil prices decreased to $19.31 per barrel for the three months ended June 30, 2001 from $28.82 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.57 per Mcf for the three months ended June 30, 2001 from $3.19 per Mcf for the three months ended June 30, 2000.

      The III-F Partnership sold certain oil and gas properties during the three months ended June 30, 2000 and recognized a $162,720 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,188 (14.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period lease operating expense adjustment by the operator on one significant well during the three months ended June 30, 2001. These increases were partially offset by the sale of several wells during 2000 and early 2001. As a percentage of oil and gas sales, these expenses increased to 29.2% for the three months ended June 30, 2001 from 24.2% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,080 (43.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended June 30, 2001 from 11.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $664 (1.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 7.5% for the three months ended June 30, 2001 from 7.0% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001          2000
                                                  ----------    ----------
      Oil and gas sales                           $2,081,613    $1,666,695
      Oil and gas production expenses             $  541,713    $  452,927
      Barrels produced                                15,028        24,700
      Mcf produced                                   328,293       363,994
      Average price/Bbl                           $    24.41    $    27.59
      Average price/Mcf                           $     5.22    $     2.71

      As shown in the table above, total oil and gas sales increased $414,918 (24.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $826,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $267,000 and $96,000, respectively, related to decreases in volumes of oil and gas sold and approximately $48,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 9,672 barrels and 35,701 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and early 2001 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices decreased to $24.41 per barrel for the six months ended June 30, 2001 from $27.59 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.22 per Mcf for the six months ended June 30, 2001 from $2.71 per Mcf for the six months ended June 30, 2000.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the six months ended June 30, 2001 and recognized a $313,447 gain on such sales. Sales of oil and gas properties during the six months June 30, 2000 resulted in the III-F Partnership recognizing similar gains totaling $162,720.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $88,786 (19.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by the sale of several wells during 2000 and early 2001. As a percentage of oil and gas sales, these expenses decreased to

      26.0% for the six months ended June 30, 2001 from 27.2% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $87,798 (41.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.9% for the six months ended June 30, 2001 from 12.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the six months ended June 30, 2001 from 8.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $15,346,904 or 69.29% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $459,884        $531,623
      Oil and gas production expenses             $143,650        $132,183
      Barrels produced                               4,087           8,737
      Mcf produced                                  82,939          88,019
      Average price/Bbl                           $  20.43        $  28.87
      Average price/Mcf                           $   4.54        $   3.17

      As shown in the table above, total oil and gas sales decreased $71,739 (13.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $134,000 and $16,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $35,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $113,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 4,650 barrels and 5,080

      Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001. Average oil prices decreased to $20.43 per barrel for the three months ended June 30, 2001 from $28.87 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.54 per Mcf for the three months ended June 30, 2001 from $3.17 per Mcf for the three months ended June 30, 2000.

      The III-G Partnership sold certain oil and gas properties during the three months ended June 30, 2000 and recognized a $129,809 gain on such sales. No such material sales occurred during the three months June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,467 (8.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the three months ended June 30, 2001. These increases were partially offset by the sale of several wells during 2000 and early 2001. As a percentage of oil and gas sales, these expenses increased to 31.2% for the three months ended June 30, 2001 from 24.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,965 (37.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.4% from three months ended June 30, 2001 from 8.9% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 7.4% for the three months ended June 30, 2001 from 6.3% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001          2000
                                                  ----------    ----------
      Oil and gas sales                           $1,178,246    $1,017,360
      Oil and gas production expenses             $  323,076    $  290,126
      Barrels produced                                11,257        18,008
      Mcf produced                                   172,654       190,238
      Average price/Bbl                           $    24.69    $    27.68
      Average price/Mcf                           $     5.21    $     2.73

      As shown in the table above, total oil and gas sales increased $160,886 (15.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $430,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $187,000 and $48,000, respectively, related to decreases in volumes of oil and gas sold and approximately $34,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 6,751 barrels and 17,584 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and early 2001 and (ii) normal declines in production. Average oil prices decreased to $24.69 per barrel for the six months ended June 30, 2001 from $27.68 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.21 per Mcf for the six months ended June 30, 2001 from $2.73 per Mcf for the six months ended June 30, 2000.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the six months ended June 30, 2001 and recognized a $207,189 gain on such sales. Sales of oil and gas properties during the six months June 30, 2000 resulted in the III-G Partnership recognizing similar gains totaling $129,809.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,950 (11.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by the sale of several wells during 2000 and early 2001. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.4% for the six months ended June 30, 2001 and 28.5% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $33,552 (33.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.6% for the six months ended June 30, 2001 from 9.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $6,201 (8.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the six months ended June 30, 2001 from 7.6% for the six months ended June 30, 2000.

      The Limited Partners have received cash distributions through June 30, 2001 totaling $8,382,287 or 68.75% of the Limited Partners' capital contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2001         By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2001             By:     /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer