Form 10-Q
period 2001-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2001-11-13
CIK 860745, 879815, 873739, 872121, 870229, 863837, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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


                                 III-A 73-1352993   III-B 73-1358666
                                 III-C 73-1356542   III-D 73-1357374
                                 III-E 73-1367188   III-F 73-1377737
         Oklahoma                III-G 73-1377828
----------------------------    -------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  923,054       $  910,878
   Accounts receivable:
      Oil and gas sales                           764,502          813,549
                                               ----------       ----------
        Total current assets                   $1,687,556       $1,724,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,570,118        1,513,421

DEFERRED CHARGE                                   347,775          347,775
                                               ----------       ----------
                                               $3,605,449       $3,585,623
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   83,856       $   42,504
   Gas imbalance payable                           34,470           34,470
                                               ----------       ----------
        Total current liabilities              $  118,326       $   76,974

ACCRUED LIABILITY                              $   42,124       $   53,630

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   77,998)     ($  132,196)
   Limited Partners, issued and
      outstanding, 263,976 units                3,522,997        3,587,215
                                               ----------       ----------
        Total Partners' capital                $3,444,999       $3,455,019
                                               ----------       ----------
                                               $3,605,449       $3,585,623
                                               ==========       ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,539,002        $1,103,043
   Interest income                                 7,058             6,595
   Gain on sale of oil and gas
      properties                                       -             6,899
                                              ----------        ----------
                                              $1,546,060        $1,116,537

COSTS AND EXPENSES:
   Lease operating                            $   41,630        $  158,166
   Production tax                                130,964            83,386
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 117,351           105,789
   General and administrative
      (Note 2)                                    74,887            75,891
                                              ----------        ----------
                                              $  364,832        $  423,232
                                              ----------        ----------

NET INCOME                                    $1,181,228        $  693,305
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  127,979        $   78,192
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,053,249        $  615,113
                                              ==========        ==========
NET INCOME per unit                           $     3.99        $     2.33
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $4,396,405        $2,651,107
   Interest income                                28,744            16,278
   Gain (loss) on sale of oil and gas
      properties                             (     1,751)            7,670
                                              ----------        ----------
                                              $4,423,398        $2,675,055

COSTS AND EXPENSES:
   Lease operating                            $  342,479        $  476,005
   Production tax                                325,761           217,673
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 257,307           300,003
   General and administrative
      (Note 2)                                   236,667           242,230
                                              ----------        ----------
                                              $1,162,214        $1,235,911
                                              ----------        ----------

NET INCOME                                    $3,261,184        $1,439,144
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  346,402        $  152,201
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,914,782        $1,286,943
                                              ==========        ==========
NET INCOME per unit                           $    11.04        $     4.88
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                               -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $3,261,184       $1,439,144
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                257,307          300,003
      (Gain) loss on sale of oil and gas
        properties                                  1,751      (     7,670)
      (Increase) decrease in accounts
        receivable - oil and gas sales             49,047      (   307,689)
      Increase in accounts payable                 41,352              233
      Decrease in accrued liability           (    11,506)               -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $3,599,135       $1,424,021
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  316,837)     ($    1,268)
   Proceeds from sale of oil and
      gas properties                                1,082           36,887
                                               ----------       ----------
Net cash provided (used) by investing
   activities                                 ($  315,755)      $   35,619
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($3,271,204)     ($1,159,762)
                                               ----------       ----------
Net cash used by financing activities         ($3,271,204)     ($1,159,762)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $   12,176       $  299,878

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            910,878          379,613
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  923,054       $  679,491
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  467,197        $  496,576
   Accounts receivable:
      Oil and gas sales                          467,576           456,541
                                              ----------        ----------
        Total current assets                  $  934,773        $  953,117

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 919,578           857,340

DEFERRED CHARGE                                  259,291           259,291
                                              ----------        ----------
                                              $2,113,642        $2,069,748
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   54,006        $   24,984
   Gas imbalance payable                          16,493            16,493
                                              ----------        ----------
        Total current liabilities             $   70,499        $   41,477

ACCRUED LIABILITY                             $   19,422        $   29,080

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   31,889)      ($   38,756)
   Limited Partners, issued and
      outstanding, 138,336 units               2,055,610         2,037,947
                                              ----------        ----------
        Total Partners' capital               $2,023,721        $1,999,191
                                              ----------        ----------
                                              $2,113,642        $2,069,748
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $955,844          $671,722
   Interest income                                 3,448             3,731
                                                --------          --------
                                                $959,292          $675,453

COSTS AND EXPENSES:
   Lease operating                              $ 17,374          $103,455
   Production tax                                 83,214            52,511
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,566            60,091
   General and administrative
      (Note 2)                                    40,107            40,682
                                                --------          --------
                                                $209,261          $256,739
                                                --------          --------

NET INCOME                                      $750,031          $418,714
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $121,587          $ 70,660
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $628,444          $348,054
                                                ========          ========
NET INCOME per unit                             $   4.55          $   2.51
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              -----------      -----------

REVENUES:
   Oil and gas sales                          $2,534,900        $1,653,414
   Interest income                                14,605             9,256
   Loss on sale of oil and gas
      properties                             (       739)                -
                                              ----------        ----------
                                              $2,548,766        $1,662,670

COSTS AND EXPENSES:
   Lease operating                            $  219,492        $  294,930
   Production tax                                191,629           136,427
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 145,225           169,814
   General and administrative
      (Note 2)                                   132,651           128,208
                                              ----------        ----------
                                              $  688,997        $  729,379
                                              ----------        ----------

NET INCOME                                    $1,859,769        $  933,291
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  297,106        $  162,379
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,562,663        $  770,912
                                              ==========        ==========
NET INCOME per unit                           $    11.30        $     5.57
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,859,769        $933,291
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 145,225         169,814
      Loss on sale of oil and gas
        properties                                     739               -
      Increase in accounts receivable -
        oil and gas sales                      (    11,035)      ( 170,818)
      Increase (decrease) in accounts
        payable                                     29,022       (   4,441)
      Decrease in accrued liability            (     9,658)              -
                                                ----------        --------
Net cash provided by operating
   activities                                   $2,014,062        $927,846
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  208,980)      ($    833)
   Proceeds from sale of oil and
      gas properties                                   778          12,308
                                                ----------        --------
Net cash provided (used) by investing
   activities                                  ($  208,202)       $ 11,475
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,835,239)      ($786,170)
                                                ----------        --------
Net cash used by financing activities          ($1,835,239)      ($786,170)
                                                ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   29,379)       $153,151

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             496,576         227,298
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  467,197        $380,449
                                                ==========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  658,757        $  903,268
   Accounts receivable:
      Oil and gas sales                          467,215           892,011
                                              ----------        ----------
        Total current assets                  $1,125,972        $1,795,279

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,983,511         2,063,939

DEFERRED CHARGE                                   82,757            90,048
                                              ----------        ----------
                                              $3,192,240        $3,949,266
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   42,128        $   71,731
   Gas imbalance payable                          16,667            16,667
                                              ----------        ----------
        Total current liabilities             $   58,795        $   88,398

ACCRUED LIABILITY                             $  172,050        $  158,958

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  174,545)      ($  152,824)
   Limited Partners, issued and
      outstanding, 244,536 units               3,135,940         3,854,734
                                              ----------        ----------
        Total Partners' capital               $2,961,395        $3,701,910
                                              ----------        ----------
                                              $3,192,240        $3,949,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $624,483        $1,117,930
   Interest income                                 6,956             7,953
                                                --------        ----------
                                                $631,439        $1,125,883

COSTS AND EXPENSES:
   Lease operating                              $115,773        $  155,710
   Production tax                                 42,548            77,878
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,388           100,436
   General and administrative
      (Note 2)                                    68,972            69,936
                                                --------        ----------
                                                $287,681        $  403,960
                                                --------        ----------

NET INCOME                                      $343,758        $  721,923
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 19,255        $   39,716
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $324,503        $  682,207
                                                ========        ==========
NET INCOME per unit                             $   1.33        $     2.79
                                                ========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,849,896        $2,714,891
   Interest income                                29,176            19,578
   Gain (loss) on sale of oil and
      gas properties                         (       606)           62,457
                                              ----------        ----------
                                              $3,878,466        $2,796,926

COSTS AND EXPENSES:
   Lease operating                            $  411,671        $  419,345
   Production tax                                257,525           185,094
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 203,035           286,408
   General and administrative
      (Note 2)                                   220,058           224,047
                                              ----------        ----------
                                              $1,092,289        $1,114,894
                                              ----------        ----------

NET INCOME                                    $2,786,177        $1,682,032
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  145,971        $   93,038
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,640,206        $1,588,994
                                              ==========        ==========
NET INCOME per unit                           $    10.80        $     6.50
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                  2001              2000
                                               ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,786,177       $1,682,032
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                203,035          286,408
      (Gain) loss on sale of oil and gas
        properties                                    606      (    62,457)
      (Increase) decrease in accounts
        receivable - oil and gas sales            424,796      (   250,608)
      Decrease in deferred charge                   7,291                -
      Decrease in accounts payable            (    29,603)     (     7,839)
      Increase in accrued liability                13,092                -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $3,405,394       $1,647,536
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  123,213)     ($    1,096)
   Proceeds from sale of oil and
      gas properties                                    -           62,457
                                               ----------       ----------
Net cash provided (used) by investing
   activities                                 ($  123,213)      $   61,361
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($3,526,692)     ($1,428,367)
                                               ----------       ----------
Net cash used by financing activities         ($3,526,692)     ($1,428,367)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  244,511)      $  280,530

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            903,268          482,914
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  658,757       $  763,444
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  416,325        $  561,839
   Accounts receivable:
      Oil and gas sales                          332,706           606,226
                                              ----------        ----------
        Total current assets                  $  749,031        $1,168,065

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 728,558           803,342

DEFERRED CHARGE                                   12,622            15,855
                                              ----------        ----------
                                              $1,490,211        $1,987,262
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   46,818        $   70,538
   Gas imbalance payable                           3,555             3,555
                                              ----------        ----------
        Total current liabilities             $   50,373        $   74,093

ACCRUED LIABILITY                             $  211,182        $  192,229

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   58,264)      ($   58,871)
   Limited Partners, issued and
      outstanding, 131,008 units               1,286,920         1,779,811
                                              ----------        ----------
        Total Partners' capital               $1,228,656        $1,720,940
                                              ----------        ----------
                                              $1,490,211        $1,987,262
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $458,986          $817,695
   Interest income                                 4,502             6,825
                                                --------          --------
                                                $463,488          $824,520

COSTS AND EXPENSES:
   Lease operating                              $102,797          $150,203
   Production tax                                 31,395            56,057
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,462            49,980
   General and administrative
      (Note 2)                                    37,553            38,077
                                                --------          --------
                                                $199,207          $294,317
                                                --------          --------

NET INCOME                                      $264,281          $530,203
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 28,449          $ 28,168
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $235,832          $502,035
                                                ========          ========
NET INCOME per unit                             $   1.80          $   3.83
                                                ========          ========
UNITS OUTSTANDING                                131,008           131,008
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------         ---------

REVENUES:
   Oil and gas sales                          $2,535,998        $2,146,696
   Interest income                                18,665            15,854
   Gain (loss) on sale of oil and gas
      properties                             (        52)          197,929
                                              ----------        ----------
                                              $2,554,611        $2,360,479

COSTS AND EXPENSES:
   Lease operating                            $  431,529        $  447,767
   Production tax                                172,348           141,808
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  89,157           144,838
   General and administrative
      (Note 2)                                   126,731           121,659
                                              ----------        ----------
                                              $  819,765        $  856,072
                                              ----------        ----------

NET INCOME                                    $1,734,846        $1,504,407
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  103,737        $   80,000
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,631,109        $1,424,407
                                              ==========        ==========
NET INCOME per unit                           $    12.45        $    10.87
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,734,846        $1,504,407
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                89,157           144,838
      (Gain) loss on sale of oil and gas
        properties                                    52       (   197,929)
      (Increase) decrease in accounts
        receivable - oil and gas sales           273,520       (   149,748)
      Decrease in deferred charge                  3,233                 -
      Decrease in accounts payable           (    23,720)      (     8,302)
      Increase in accrued liability               18,953                 -
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,096,041        $1,293,266
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   14,425)      ($   24,541)
   Proceeds from sale of oil and
      gas properties                                   -           201,176
                                              ----------        ----------
Net cash provided (used) by investing
      activities                             ($   14,425)       $  176,635
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,227,130)      ($1,264,358)
                                              ----------        ----------
Net cash used by financing activities        ($2,227,130)      ($1,264,358)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  145,514)       $  205,543

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           561,839           338,669
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  416,325        $  544,212
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                            September 30,     December 31,
                                                2001              2000
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  958,341        $1,627,830
   Accounts receivable:
      Oil and gas sales                         984,764         1,815,573
                                             ----------        ----------
        Total current assets                 $1,943,105        $3,443,403

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,303,930         2,565,859

DEFERRED CHARGE                                 114,210           129,472
                                             ----------        ----------
                                             $4,361,245        $6,138,734
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  244,653        $  407,887
   Gas imbalance payable                         48,446            48,446
                                             ----------        ----------
        Total current liabilities            $  293,099        $  456,333

ACCRUED LIABILITY                            $  341,727        $  512,557

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  231,873)      ($  240,721)
   Limited Partners, issued and
      outstanding, 418,266 units              3,958,292         5,410,565
                                             ----------        ----------
        Total Partners' capital              $3,726,419        $5,169,844
                                             ----------        ----------
                                             $4,361,245        $6,138,734
                                             ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,551,403        $2,475,574
   Interest income                                11,436            27,841
   Gain on sale of oil and gas
      properties                                  34,153             5,101
                                              ----------        ----------
                                              $1,596,992        $2,508,516

COSTS AND EXPENSES:
   Lease operating                            $  414,486        $  698,989
   Production tax                                106,503           166,338
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  66,772           100,945
   General and administrative
      (Note 2)                                   117,505           119,230
                                              ----------        ----------
                                              $  705,266        $1,085,502
                                              ----------        ----------

NET INCOME                                    $  891,726        $1,423,014
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   94,038        $   73,796
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  797,688        $1,349,218
                                              ==========        ==========
NET INCOME per unit                           $     1.90        $     3.22
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $6,988,450        $7,530,254
   Interest income                                49,267            66,856
   Gain on sale of oil and
      gas properties                              34,724         1,322,199
                                              ----------        ----------
                                              $7,072,441        $8,919,309

COSTS AND EXPENSES:
   Lease operating                            $1,952,172        $2,163,849
   Production tax                                447,400           480,008
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 219,870           332,253
   General and administrative
      (Note 2)                                   366,250           384,005
                                              ----------        ----------
                                              $2,985,692        $3,360,115
                                              ----------        ----------

NET INCOME                                    $4,086,749        $5,559,194
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  258,022        $  287,907
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $3,828,727        $5,271,287
                                              ==========        ==========
NET INCOME per unit                           $     9.15        $    12.60
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001           2000
                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $4,086,749     $5,559,194
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  219,870        332,253
      Gain on sale of oil and gas
        properties                              (    34,724)   ( 1,322,199)
      (Increase) decrease in accounts
        receivable - oil and gas sales              830,809    (   252,870)
      Decrease in deferred charge                    15,262           -
      Decrease in accounts payable              (   163,234)   (    34,647)
      Decrease in accrued liability             (   170,830)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $4,783,902     $4,281,731
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $        -    ($  190,118)
   Proceeds from sale of oil and gas
      properties                                     76,783      1,352,609
                                                 ----------     ----------
Net cash provided by investing
   activities                                    $   76,783     $1,162,491
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($5,530,174)   ($5,286,183)
                                                 ----------     ----------
Net cash used by financing activities           ($5,530,174)   ($5,286,183)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  669,489)    $  158,039

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,627,830      1,445,029
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  958,341     $1,603,068
                                                 ==========     ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  375,510       $  754,880
   Accounts receivable:
      Oil and gas sales                           307,375          667,613
                                               ----------       ----------
        Total current assets                   $  682,885       $1,422,493

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,951,222        2,163,648

DEFERRED CHARGE                                    45,231           52,414
                                               ----------       ----------
                                               $2,679,338       $3,638,555
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   48,153       $   58,215
   Gas imbalance payable                           15,251           15,251
                                               ----------       ----------
        Total current liabilities              $   63,404       $   73,466

ACCRUED LIABILITY                              $  107,023       $  107,023

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  158,998)     ($  135,914)
   Limited Partners, issued and
      outstanding, 221,484 units                2,667,909        3,593,980
                                               ----------       ----------
        Total Partners' capital                $2,508,911       $3,458,066
                                               ----------       ----------
                                               $2,679,338       $3,638,555
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                               --------         ---------

REVENUES:
   Oil and gas sales                           $497,289         $735,710
   Interest income                                5,632            7,621
   Loss on sale of oil and
      gas properties                                  -        (  11,880)
                                               --------         --------
                                               $502,921         $731,451

COSTS AND EXPENSES:
   Lease operating                             $144,033         $162,814
   Production tax                                30,385           40,033
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 52,966           77,879
   General and administrative
      (Note 2)                                   62,685           63,548
                                               --------         --------
                                               $290,069         $344,274
                                               --------         --------

NET INCOME                                     $212,852         $387,177
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 12,479         $ 22,093
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $200,373         $365,084
                                               ========         ========
NET INCOME per unit                            $   0.90         $   1.65
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                               -----------      ----------

REVENUES:
   Oil and gas sales                           $2,578,902       $2,402,405
   Interest income                                 27,090           21,413
   Gain on sale of oil and gas
      properties                                  313,447          150,840
                                               ----------       ----------
                                               $2,919,439       $2,574,658

COSTS AND EXPENSES:
   Lease operating                             $  567,256       $  539,823
   Production tax                                 148,875          115,951
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  175,018          287,729
   General and administrative
      (Note 2)                                    201,369          203,180
                                               ----------       ----------
                                               $1,092,518       $1,146,683
                                               ----------       ----------

NET INCOME                                     $1,826,921       $1,427,975
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   96,992       $   81,837
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $1,729,929       $1,346,138
                                               ==========       ==========
NET INCOME per unit                            $     7.81       $     6.08
                                               ==========       ==========
UNITS OUTSTANDING                                 221,484          221,484
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,826,921      $1,427,975
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 175,018         287,729
      Gain on sale of oil and gas
        properties                             (   313,447)    (   150,840)
      (Increase) decrease in accounts
        receivable - oil and gas sales             360,238     (   160,360)
      Decrease in deferred charge                    7,183               -
      Decrease in accounts payable             (    10,062)    (    21,285)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,045,851      $1,383,219
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $        -     ($  159,635)
   Proceeds from the sale of oil
      and gas properties                           350,855         225,577
                                                ----------      ----------
Net cash provided by investing
   activities                                   $  350,855      $   65,942
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,776,076)    ($1,704,596)
                                                ----------      ----------
Net cash used by financing activities          ($2,776,076)    ($1,704,596)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  379,370)    ($  255,435)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             754,880         803,913
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  375,510      $  548,478
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  205,496       $  434,158
   Accounts receivable:
      Oil and gas sales                           187,145          393,688
                                               ----------       ----------
        Total current assets                   $  392,641       $  827,846

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,054,003        1,154,241

DEFERRED CHARGE                                    30,774           35,238
                                               ----------       ----------
                                               $1,477,418       $2,017,325
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   29,669       $   35,944
   Gas imbalance payable                            6,446            6,446
                                               ----------       ----------
        Total current liabilities              $   36,115       $   42,390

ACCRUED LIABILITY                              $   71,912       $   71,912

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   92,435)     ($   79,337)
   Limited Partners, issued and
      outstanding, 121,925 units                1,461,826        1,982,360
                                               ----------       ----------
        Total Partners' capital                $1,369,391       $1,903,023
                                               ----------       ----------
                                               $1,477,418       $2,017,325
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $294,441        $446,431
   Interest income                                   3,203           4,462
   Gain on sale of oil and gas
      properties                                         -          27,256
                                                  --------        --------
                                                  $297,644        $478,149

COSTS AND EXPENSES:
   Lease operating                                $ 94,713        $102,041
   Production tax                                   18,340          23,479
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    28,453          37,996
   General and administrative
      (Note 2)                                      34,736          35,207
                                                  --------        --------
                                                  $176,242        $198,723
                                                  --------        --------

NET INCOME                                        $121,402        $279,426
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $  7,048        $ 15,268
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $114,354        $264,158
                                                  ========        ========
NET INCOME per unit                               $   0.94        $   2.17
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                                ----------       ---------

REVENUES:
   Oil and gas sales                            $1,472,687      $1,463,791
   Interest income                                  15,778          12,074
   Gain on sale of oil and gas
      properties                                   207,189         157,065
                                                ----------      ----------
                                                $1,695,654      $1,632,930

COSTS AND EXPENSES:
   Lease operating                              $  351,599      $  346,053
   Production tax                                   84,530          69,593
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    94,507         137,602
   General and administrative
      (Note 2)                                     118,221         112,491
                                                ----------      ----------
                                                $  648,857      $  665,739
                                                ----------      ----------

NET INCOME                                      $1,046,797      $  967,191
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $   55,331      $   53,260
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $  991,466      $  913,931
                                                ==========      ==========
NET INCOME per unit                             $     8.13      $     7.50
                                                ==========      ==========
UNITS OUTSTANDING                                  121,925         121,925
                                                ==========      ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,046,797        $  967,191
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                94,507           137,602
      Gain on sale of oil and gas
        properties                           (   207,189)      (   157,065)
      (Increase) decrease in accounts
        receivable - oil and gas sales           206,543       (    95,827)
      Decrease in deferred charge                  4,464                 -
      Decrease in accounts payable           (     6,275)      (    12,989)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,138,847        $  838,912
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       $        -       ($   89,167)
   Proceeds from the sale of oil and
      gas properties                             212,920           163,604
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  212,920        $   74,437
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,580,429)      ($1,064,848)
                                              ----------        ----------
Net cash used by financing activities        ($1,580,429)      ($1,064,848)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  228,662)      ($  151,499)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           434,158           475,226
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  205,496        $  323,727
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $5,419                 $ 69,468
               III-B                  3,702                   36,405
               III-C                  4,619                   64,353
               III-D                  3,077                   34,476
               III-E                  7,435                  110,070
               III-F                  4,401                   58,284
               III-G                  2,651                   32,085

      During the nine months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $28,263                 $208,404
               III-B                 23,436                  109,215
               III-C                 26,999                  193,059
               III-D                 23,303                  103,428
               III-E                 36,040                  330,210
               III-F                 26,517                  174,852
               III-G                 21,966                   96,255


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-F and III-G Partnerships' Statements of Cash Flows for the nine months ended September 30, 2001 include proceeds from the sale of certain oil and gas properties during the first quarter of 2001. These proceeds were included in these Partnerships' cash distributions paid in May 2001. In addition, the III-D, III-E, III-F, and III-G Partnerships' Statements of Cash Flows for the nine months ended September 30, 2000 include proceeds from the sale of certain oil and gas properties during the second quarter of 2000. These proceeds were included in these Partnerships' cash distributions paid in August 2000.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2001, capital expenditures for the III-A and III-B Partnerships totaled $316,837 and $208,980, respectively. These expenditures were primarily due to recompletions of several wells located in Jefferson Davis Parish, Louisiana. The III-A and III-B Partnerships own working interests of approximately 12.2% and 8.0%, respectively, in these wells. During the nine months ended September 30, 2000, capital expenditures for the III-F and III-G Partnerships totaled $159,635 and $89,167, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Trail Unit, located in Sweetwater County, Wyoming, in which the Partnerships own interests of approximately 15.6% and 7.8%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, III-F, and III-G Partnerships for the first two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial            Extensions      Current
      Partnership   Termination Date       Exercised    Termination Date
      -----------   -----------------      ---------    -----------------
         III-A      November 22, 1999           1       November 22, 2001
         III-B      January 24, 2000            1       January 24, 2002
         III-C      February 28, 2000           1       February 28, 2002
         III-D      September 5, 2000           1       September 5, 2002
         III-E      December 26, 2000           1       December 26, 2002
         III-F      March 7, 2001               1       March 7, 2003
         III-G      September 20, 2001          1       September 20, 2003

      The General Partner currently intends to extend the terms of the III-A, III-B and III-C Partnerships for two years beyond their current termination date, but has not determined whether it intends to further extend the terms of any Partnerships.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,539,002       $1,103,043
      Oil and gas production expenses           $  172,594       $  241,552
      Barrels produced                              35,632           12,973
      Mcf produced                                 207,828          174,044
      Average price/Bbl                         $    25.46       $    29.36
      Average price/Mcf                         $     3.04       $     4.15

      As shown in the table above, total oil and gas sales increased $435,959 (39.5%) for the three months ended September 30, 2001 as compared to the three months ended

      September 30, 2000. Of this increase, approximately $666,000 and $140,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by decreases of approximately $139,000 and $231,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 22,659 barrels and 33,784 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) increased production on one significant well due to the successful recompletion of that well during the three months ended September 30, 2001 and (ii) a successful completion of a new well during mid 2000. These increases were partially offset by normal declines in production. Average oil and gas prices decreased to $25.46 per barrel and $3.04 per Mcf, respectively, for the three months ended September 30, 2001 from $29.36 per barrel and $4.15 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $68,958 (28.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2000. This decrease was partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 11.2% for the three months ended September 30, 2001 from 21.9% for the three months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,562 (10.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.6% for the three months ended September 30, 2001 from 9.6% for the three months ended September 30, 2000. This percentage decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000.

      General and administrative expenses decreased $1,004 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.9% for the three months ended September 30, 2001 from 6.9% for the three months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001           2000
                                                ----------      ----------
      Oil and gas sales                         $4,396,405      $2,651,107
      Oil and gas production expenses           $  668,240      $  693,678
      Barrels produced                              59,833          35,783
      Mcf produced                                 565,456         499,595
      Average price/Bbl                         $    26.27      $    28.61
      Average price/Mcf                         $     5.00      $     3.26

      As shown in the table above, total oil and gas sales increased $1,745,298 (65.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $983,000 was related to an increase in the average price of gas sold and approximately $688,000 and $215,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 24,050 barrels and 65,861 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during the nine months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on two other significant wells due to the successful recompletion of those wells during the nine months ended September 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $26.27 per barrel for the nine months ended September 30, 2001 from $28.61 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $5.00 per Mcf for the nine months ended September 30, 2001 from $3.26 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,438 (3.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 2000. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the nine months ended September 30, 2001 from 26.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,696 (14.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.9% for the nine months ended September 30, 2001 from 11.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and the increase in the average price of gas sold.

      General and administrative expenses decreased $5,563 (2.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the nine months ended September 30, 2001 from 9.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $30,711,701 or 116.34% of Limited Partner's capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $955,844        $671,722
      Oil and gas production expenses             $100,588        $155,966
      Barrels produced                              24,617          10,714
      Mcf produced                                 107,825          84,704
      Average price/Bbl                           $  25.47        $  29.79
      Average price/Mcf                           $   3.05        $   4.16

      As shown in the table above, total oil and gas sales increased $284,122 (42.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this increase, approximately $414,000 and $96,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by decreases of approximately $106,000 and $120,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 13,903 barrels and 23,121 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) increased production on several wells due to the successful recompletion of those wells during the three months ended September 30, 2001 and (ii) a successful completion of a new well during mid 2000. Average oil and gas prices decreased to $25.47 per barrel and $3.05 per Mcf, respectively, for the three months ended September 30, 2001 from $29.79 per barrel and $4.16 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $55,378 (35.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2000. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 10.5% for the three months ended September 30,

      2001 from 23.2% for the three months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,475 (14.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.2% for the three months ended September 30, 2001 from 8.9% for the three months ended September 30, 2000. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000.

      General and administrative expenses decreased $575 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 4.2% for the three months ended September 30, 2001 from 6.1% for the three months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $2,534,900     $1,653,414
      Oil and gas production expenses             $  411,121     $  431,357
      Barrels produced                                43,256         30,218
      Mcf produced                                   281,675        239,719
      Average price/Bbl                           $    26.37     $    28.75
      Average price/Mcf                           $     4.95     $     3.27

      As shown in the table above, total oil and gas sales increased $881,486 (53.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $472,000 was related to an increase in the average price of gas sold and approximately $375,000 and $137,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $103,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 13,038 barrels and 41,956 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during the nine months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to the successful recompletion of that well during the nine months ended September 30, 2001. These increases were partially offset by normal declines in production. Average oil prices decreased to $26.37 per barrel for the nine months ended September 30, 2001 from $28.75 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.95 per Mcf for the nine months ended September 30, 2001 from $3.27 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,236 (4.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to workover expenses incurred on two significant wells during the nine months ended September 30, 2000. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the nine months ended September 30, 2001 from 26.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,589 (14.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.7% for the nine months ended September 30, 2001 from 10.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and the increase in the average price of gas sold.

      General and administrative expenses increased $4,443(3.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, this percentage decreased to 5.2% for the nine months ended September 30, 2001 from 7.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $17,673,353 or 127.76% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001            2000
                                                  --------       ----------
      Oil and gas sales                           $624,483       $1,117,930
      Oil and gas production expenses             $158,321       $  233,588
      Barrels produced                               4,699            4,444
      Mcf produced                                 211,754          256,258
      Average price/Bbl                           $  25.89       $    31.40
      Average price/Mcf                           $   2.37       $     3.82

      As shown in the table above, total oil and gas sales decreased $493,447 (44.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $306,000 was related to a decrease in the average price of gas sold and approximately $170,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 255 barrels, while volumes of gas sold decreased 44,504 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended September 30, 2000 and (ii) normal declines in production. Average oil and gas prices decreased to $25.89 per barrel and $2.37 per Mcf, respectively, for the three months ended September 30, 2001 from $31.40 per barrel and $3.82 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $75,267 (32.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) negative prior period lease operating expense adjustments on two significant wells during the three months ended September 30, 2001, and (iii) workover expenses incurred on one significant well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 25.4% for the three months ended September 30, 2001 from 20.9% for the three months ended

      September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $40,048 (39.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves at December 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 9.7% for the three months ended September 30, 2001 from 9.0% for the three months ended September 30, 2000.

      General and administrative expenses decreased $964 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 11.0% for the three months ended September 30, 2001 from 6.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $3,849,896     $2,714,891
      Oil and gas production expenses             $  669,196     $  604,439
      Barrels produced                                12,086         15,253
      Mcf produced                                   734,242        715,267
      Average price/Bbl                           $    27.15     $    29.15
      Average price/Mcf                           $     4.80     $     3.17

      As shown in the table above, total oil and gas sales increased $1,135,005 (41.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $1,191,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 3,167 barrels, while volumes of gas sold increased 18,975 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil prices decreased to $27.15 per barrel for the nine months ended September 30, 2001 from $29.15 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.80 per Mcf for the nine months ended September 30, 2001 from $3.17 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,757 (10.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.4% for the nine months ended September 30, 2001 from 22.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $83,373 (29.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 5.3% for the nine months ended September 30, 2001 from 10.5% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,989 (1.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the nine months ended September 30, 2001 from 8.3% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $23,863,795 or 97.59% of Limited Partners' capital contributions. Management anticipates that the III-C Partnership should achieve payout with the cash distributions to be paid in November 2001. After payout, operations and revenues for the III-C Partnership will be allocated using after payout percentages included in the III-C Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001              2000
                                                --------          --------
      Oil and gas sales                         $458,986          $817,695
      Oil and gas production expenses           $134,192          $206,260
      Barrels produced                             7,100             6,952
      Mcf produced                               130,839           170,971
      Average price/Bbl                         $  23.25          $  27.86
      Average price/Mcf                         $   2.25          $   3.65

      As shown in the table above, total oil and gas sales decreased $358,709 (43.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $184,000 was related to a decrease in the average price of gas sold and approximately $146,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 148 barrels, while volumes of gas sold decreased 40,132 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on several wells during the three months ended September 30, 2000, (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $23.25 per barrel and $2.25 per Mcf, respectively, for the three months ended September 30, 2001 from $27.86 per barrel and $3.65 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $72,068 (34.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) negative lease operating expense adjustments on two significant wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 29.2% for the three months ended September 30, 2001 from 25.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,518 (45.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.0% for the three months ended September 30, 2001 from 6.1% for the three months ended September 30, 2000.

      General and administrative expenses decreased $524 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 8.2% for the three months ended September 30, 2001 from 4.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The III-D Partnership achieved payout during the three months ended September 30, 2001. After payout, operations and revenues for the III-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the III-D Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of pre and post payout allocations of income and expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001            2000
                                                ----------      ----------
      Oil and gas sales                         $2,535,998      $2,146,696
      Oil and gas production expenses           $  603,877      $  589,575
      Barrels produced                              21,084          23,491
      Mcf produced                                 436,588         483,469
      Average price/Bbl                         $    23.95      $    26.19
      Average price/Mcf                         $     4.65      $     3.17

      As shown in the table above, total oil and gas sales increased $389,302 (18.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $648,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $63,000 and $149,000, respectively, related to decreases in volumes of oil and gas sold and approximately $47,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 2,407 barrels and 46,881 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil prices decreased to $23.95 per barrel for the nine months ended September 30, 2001 from $26.19 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.65 per Mcf for the nine months ended September 30, 2001 from $3.17 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the III-D Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $197,929 gain on such sales. No such sales occurred during the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,302 (2.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 23.8% for the nine months ended September 30, 2001 from 27.5% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $55,681 (38.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.5% for the nine months ended September 30, 2001 from 6.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price of gas sold.

      General and administrative expenses increased $5,072 (4.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 5.0% for the nine months ended September 30, 2001 from 5.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the oil and gas sales.

      The III-D Partnership achieved payout during the nine months ended September 30, 2001. After payout, operations and revenues for the III-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the III-D Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of pre and post payout allocations of income and expenses.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $13,155,669 or 100.42% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,551,403       $2,475,574
      Oil and gas production expenses           $  520,989       $  865,327
      Barrels produced                              39,281           43,388
      Mcf produced                                 265,108          339,350
      Average price/Bbl                         $    22.10       $    27.79
      Average price/Mcf                         $     2.58       $     3.74

      As shown in the table above, total oil and gas sales decreased $924,171 (37.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $223,000 and $309,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $114,000 and $278,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,107 barrels and 74,242 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to the III-E Partnership receiving (i) an increased percentage of sales on one significant well during the three months ended September 30, 2000 and (ii) a reduced percentage of sales on another significant well during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil and gas prices decreased to $22.10 per barrel and $2.58 per Mcf, respectively, for the three months ended September 30, 2001 from $27.79 per barrel and $3.74 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $344,338 (39.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 33.6% for the three months ended September 30, 2001 from 35.0% for the three months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,173 (33.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense increased to 4.3% for the three months ended September 30, 2001 from 4.1% for the three months ended September 30, 2000.

      General and administrative expenses decreased $1,725 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 7.6% for the three months ended September 30, 2001 from 4.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The III-E Partnership achieved payout during the three months ended September 30, 2001. After payout, operations and revenues for the III-E Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the III-E Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of pre and post payout allocations of income and expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $6,988,450       $7,530,254
      Oil and gas production expenses           $2,399,572       $2,643,857
      Barrels produced                             123,569          140,208
      Mcf produced                                 907,615        1,192,352
      Average price/Bbl                         $    23.26       $    25.72
      Average price/Mcf                         $     4.53       $     3.29

      As shown in the table above, total oil and gas sales decreased $541,804 (7.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately (i) $428,000 and $937,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $304,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $1,127,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 16,639 barrels and 284,737 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of several wells during 2000. The decrease in volumes of gas sold was primarily due to (i) the III-E Partnership receiving an increased percentage of sales on one significant well during the nine months ended September 30, 2000, (ii) the sale of several wells during 2000, and (iii) the III-E Partnership receiving a reduced percentage of sales on another significant well during the nine months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. The average oil price decreased to $23.26 per barrel for the nine months ended September 30, 2001 from $25.72 per barrel for the nine months ended September 30, 2000. The average gas price increased to $4.53 per Mcf for the nine months ended September 30, 2001 from $3.29 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the III-E Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 and recognized a $1,322,199 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 2001 resulted in a similar gain of $34,724.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $244,285 (9.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 34.3% for the nine months ended September 30, 2001 from 35.1% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,383 (33.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 3.1% for the nine months ended September 30, 2001 from 4.4% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $17,755 (4.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.2% for the nine months ended September 30, 2001 and 5.1% for the nine months ended September 30, 2000.

      The III-E Partnership achieved payout during the nine months ended September 30, 2001. After payout, operations and revenues for the III-E Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the III-E Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of pre and post payout allocations of income and expenses.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $43,177,016 or 103.23% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $497,289        $735,710
      Oil and gas production expenses             $174,418        $202,847
      Barrels produced                               7,130           9,542
      Mcf produced                                 138,816         131,163
      Average price/Bbl                           $  23.90        $  28.48
      Average price/Mcf                           $   2.35        $   3.54

      As shown in the table above, total oil and gas sales decreased $238,421 (32.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $33,000 and $164,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $68,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $27,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,412 barrels, while volumes of gas sold increased 7,653 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. Average oil and gas prices decreased to $23.90 per barrel and $2.35 per Mcf, respectively, for the three months ended September 30, 2001 from $28.48 per barrel and $3.54 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,429 (14.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the sale of several wells during 2000 and early 2001, which was partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 35.1% for the three months ended September 30, 2001 from 27.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,913 (32.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of oil and gas reserves at December 31, 2000 and (ii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense remained relatively constant at 10.7% for the three months ended September 30, 2001 and 10.6% for the three months ended September 30, 2000.

      General and administrative expenses decreased $863 (1.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 12.6% for the three months ended September 30, 2001 from 8.6% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2001          2000
                                                  ----------    ----------
      Oil and gas sales                           $2,578,902    $2,402,405
      Oil and gas production expenses             $  716,131    $  655,774
      Barrels produced                                22,158        34,242
      Mcf produced                                   467,109       495,157
      Average price/Bbl                           $    24.24    $    27.83
      Average price/Mcf                           $     4.37    $     2.93

      As shown in the table above, total oil and gas sales increased $176,497 (7.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $674,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $336,000 and $82,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $80,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 12,084 barrels and 28,048 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and early 2001 and (ii) normal declines in production. Average oil prices decreased to $24.24 per barrel for the nine months ended September 30, 2001 from $27.83 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.37 per Mcf for the nine months ended

      September 30, 2001 from $2.93 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the nine months ended September 30, 2001 and recognized a $313,447 gain on such sales. Sales of oil and gas properties during the nine months September 30, 2000 resulted in the III-F Partnership recognizing similar gains totaling $150,840.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,357 (9.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 27.8% for the nine months ended September 30, 2001 from 27.3% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,711 (39.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.8% for the nine months ended September 30, 2001 from 12.0% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the nine months ended September 30, 2001 from 8.5% for the nine months ended September 30, 2000.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $16,403,904 or 74.06% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $294,441        $446,431
      Oil and gas production expenses             $113,053        $125,520
      Barrels produced                               5,064           7,012
      Mcf produced                                  73,082          70,232
      Average price/Bbl                           $  24.13        $  28.58
      Average price/Mcf                           $   2.36        $   3.50

      As shown in the table above, total oil and gas sales decreased $151,990 (34.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i) $23,000 and $84,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $56,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,948 barrels, while volumes of gas sold increased 2,850 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. Average oil and gas prices decreased to $24.13 per barrel and $2.36 per Mcf, respectively, for the three months ended September 30, 2001 from $28.58 per barrel and $3.50 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,467 (9.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the sale of several wells during 2000 and early 2001. This decrease was partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 38.4% for the three months ended September 30, 2001 from 28.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,543 (25.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of oil and gas reserves at December 31, 2000 and (ii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 9.7% for the three months ended September 30, 2001 from 8.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $471 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 11.8% for the three months ended September 30, 2001 from 7.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001          2000
                                                  ----------    ----------
      Oil and gas sales                           $1,472,687    $1,463,791
      Oil and gas production expenses             $  436,129    $  415,646
      Barrels produced                                16,321        25,020
      Mcf produced                                   245,736       260,470
      Average price/Bbl                           $    24.52    $    27.93
      Average price/Mcf                           $     4.36    $     2.94

      As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. An increase of approximately $351,000 related to an increase in the average price of gas sold was substantially offset by decreases of approximately (i) $243,000 and $43,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $56,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 8,699 barrels and 14,734 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and early 2001 and (ii) normal declines in production. Average oil prices decreased to $24.52 per barrel for the nine months ended September 30, 2001 from $27.93 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.36 per Mcf for the nine months ended September 30, 2001 from $2.94 per Mcf for the nine months ended September 30, 2000.

      As discussed in Liquidity an Capital Resources above, the III-G Partnership sold certain oil and gas properties during the nine months ended September 30, 2001 and recognized a $207,189 gain on such sales. Sales of oil and gas properties during the nine months September 30, 2000 resulted in the III-G Partnership recognizing similar gains totaling $157,065.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $20,483 (4.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 29.6% for the nine months ended September 30, 2001 from 28.4% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,095 (31.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 6.4% for the nine months ended September 30, 2001 from 9.4% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,730 (5.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 8.0% for the nine months ended September 30, 2001 from 7.7% for the nine months ended September 30, 2000.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $8,996,287 or 73.79% of the Limited Partners' capital contributions.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Accounting Officer of Geodyne.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the third quarter of 2001:
               Date of Event:           September 6, 2001
               Date filed with the SEC: September 7, 2001
               Items Included:          Item 5 - Other Events
                                        Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2001             By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2001           By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer