Form 10-K405
period 2001-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2002-02-28
CIK 860745, 879815, 873739, 872121, 870229, 863837, 863835

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

PART II.....................................................................26
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......26
      ITEM 6.     SELECTED FINANCIAL DATA...................................29
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND RESULTS OF OPERATIONS......................37
      ITEM 7A.....QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................61
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............61
      ITEM 9.     CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                  ON  ACCOUNTING  AND  FINANCIAL DISCLOSURE.................61

PART III....................................................................61
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...61
      ITEM 11.    EXECUTIVE COMPENSATION....................................62
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................71
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............73

PART IV.....................................................................74
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................74

      SIGNATURES............................................................83

                                    PART I.

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


      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-D, III-E, III-F and III-G Partnerships for the first two-year extension period, and the III-A, III-B, and III-C Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial             Extensions     Current
   Partnership       Termination Date        Exercised     Termination Date
   -----------      ------------------       ---------     ------------------
     III-A          November 22, 1999             2        November 22, 2003
     III-B          January 24, 2000              2        January 24, 2004
     III-C          February 28, 2000             2        February 28, 2004
     III-D          September 5, 2000             1        September 5, 2002
     III-E          December 26, 2000             1        December 26, 2002
     III-F          March 7, 2001                 1        March 7, 2003
     III-G          September 20, 2001            1        September 20, 2003

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2001:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          Phibro Energy, Inc.
                          ("Phibro")                           27.9%
                        Valero Industrial Gas L.P.
                          ("Valero")                           25.2%
                        El Paso Energy Marketing
                          Company ("El Paso")                  18.3%
                        Conoco, Inc.                           11.4%

         III-B          Phibro                                 32.0%
                        Valero                                 20.3%
                        El Paso                                14.4%
                        Conoco, Inc.                           13.0%

         III-C          El Paso                                63.5%

         III-D          El Paso                                66.7%
                        Eaglwing Trading, Inc.
                          ("Eaglwing")                         15.2%

         III-E          Eaglwing                               36.3%
                        El Paso                                21.7%

         III-F          El Paso                                45.8%
                        Eaglwing                               11.1%

         III-G          El Paso                                40.4%
                        Eaglwing                               12.9%


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


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The

Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2001.

                              Well Statistics(1)
                            As of December 31, 2001

              Number of Gross Wells(2)            Number of Net Wells(3)
             --------------------------         ---------------------------
 P/ship       Total      Oil     Gas             Total     Oil      Gas
--------      -----     -----     ---            ------   -----     -----
 III-A           169       79      90            10.14      2.39     7.76
 III-B           142       70      72             6.68      3.09     3.59
 III-C           166       63     103            19.83     11.19     8.64
 III-D           170      115      55            10.90      6.00     4.90
 III-E           220       93     127            24.51      6.89    17.62
 III-F           373      280      93            15.82      7.62     8.20
 III-G         1,391    1,015     376            10.39      5.93     4.46
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

      Drilling Activities

During the year ended December 31, 2001, the Partnerships participated in the developmental drilling activities described below. The Partnerships do not own working interests in these wells; therefore, they did not incur any costs associated with the drilling activity:


                              County/            Revenue
P/ship       Well Name        Parish       St.   Interest   Type    Status
------       ---------        ------       ---   --------   ----   ---------

III-A    Plumtree No. 5-7     Washita       OK  .00050      Gas   Producing
         Clayton No. 8-9      Washita       OK  .00353      Gas   Producing
         Martinez, D.S.
           No. 7              Webb          TX  .00749      Gas   Producing

III-B    Plumtree No. 5-7     Washita       OK  .00033      Gas   Producing
         Clayton No. 8-9      Washita       OK  .00233      Gas   Producing
         Martinez, D.S.
           No. 7              Webb          TX  .00349      Gas   Producing

III-C    Green No. 4-1A       Washita       OK  .00088      Gas   Producing
         Newton Smith
           No. 3-16           Pittsburg     OK  .00185      Gas   Producing
         Martinez, D.S.
           No. 7              Webb          TX  .00145      Gas   Producing

III-D    Green No. 4-1A       Washita       OK  .00013      Gas   Producing
         Newton Smith
           No. 3-16           Pittsburg     OK  .00027      Gas   Producing

III-E    Hay Reservoir
           Unit No. 76        Sweetwater    WY  .00261      Gas   Producing
         Hay Reservoir
           Unit No. 77        Sweetwater    WY  .00261      Gas   Producing
         Hay Reservoir
           Unit No. 6R        Sweetwater    WY  .00261      Gas   Producing
         3 Tec Energy
           Corp. No. 1        Terreboone    LA  .00552      Gas   Producing
         Kay Estes No. 6      Edwards       TX  .00252      Gas   Producing

III-F    Hay Reservoir
           Unit No. 76        Sweetwater    WY  .00219      Gas   Producing
         Hay Reservoir
           Unit No. 77        Sweetwater    WY  .00219      Gas   Producing
         Hay Reservoir
           Unit No. 6R        Sweetwater    WY  .00219      Gas   Producing
         3 Tec Energy
           Corp. No. 1        Terrebonne    LA  .00464      Gas   Producing

                                County/          Revenue
P/ship       Well Name          Parish     St.   Interest   Type    Status
------       ---------          ------     ---   --------   ----   ---------

III-G    Hay Reservoir
           Unit No. 76        Sweetwater    WY  .00109      Gas   Producing
         Hay Reservoir
           Unit No. 77        Sweetwater    WY  .00109      Gas   Producing
         Hay Reservoir
           Unit No. 6R        Sweetwater    WY  .00109      Gas   Producing
         3 Tec Energy
           Corp. No. 1        Terrebonne    LA  .00231      Gas   Producing


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

                              Net Production Data

                               III-A Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           82,520         49,908      35,784
   Gas (Mcf)                           791,697        678,985     665,717
Oil and gas sales:
   Oil                              $2,030,557     $1,454,983  $  605,903
   Gas                               3,394,606      2,656,278   1,466,078
                                     ---------      ---------   ---------
      Total                         $5,425,163     $4,111,261  $2,071,981
                                     =========      =========   =========
Total direct operating
  expenses                          $1,020,090     $  853,211  $  585,757
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         18.8%          20.8%       28.3%

Average sales price:
   Per barrel of oil                    $24.61         $29.15      $16.93
   Per Mcf of gas                         4.29           3.91        2.20

Direct operating expenses
   per equivalent Bbl of
   oil                                   $4.76         $ 5.23      $ 3.99

                              Net Production Data

                               III-B Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           58,965         40,544      33,676
   Gas (Mcf)                           400,249        326,603     299,745
Oil and gas sales:
   Oil                              $1,457,455     $1,185,213  $  598,881
   Gas                               1,689,008      1,277,225     660,854
                                     ---------      ---------   ---------
      Total                         $3,146,463     $2,462,438  $1,259,735
                                     =========      =========   =========
Total direct operating
   expenses                         $  630,746     $  525,281  $  346,919
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         20.0%          21.3%       27.5%

Average sales price:
   Per barrel of oil                    $24.72         $29.23      $17.78
   Per Mcf of gas                         4.22           3.91        2.20

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.02         $ 5.53      $ 4.15

                               Net Production Data

                               III-C Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           14,973         19,431      23,931
   Gas (Mcf)                           935,377        994,305     997,209
Oil and gas sales:
   Oil                              $  382,250     $  572,001  $  428,466
   Gas                               3,988,865      3,578,430   2,018,358
                                     ---------      ---------   ---------
      Total                         $4,371,115     $4,150,431  $2,446,824
                                     =========      =========   =========
Total direct operating
   expenses                         $  980,377     $  978,824  $  551,030
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         22.4%          23.6%       22.5%

Average sales price:
   Per barrel of oil                    $25.53         $29.44      $17.90
   Per Mcf of gas                         4.26           3.60        2.02

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.74         $ 5.29      $ 2.90

                               Net Production Data

                               III-D Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           27,570         31,388      36,148
   Gas (Mcf)                           561,664        629,117     716,804
Oil and gas sales:
   Oil                              $  610,171     $  837,978  $  562,513
   Gas                               2,302,188      2,257,213   1,444,730
                                     ---------      ---------   ---------
      Total                         $2,912,359     $3,095,191  $2,007,243
                                     =========      =========   =========
Total direct operating
   expenses                         $  914,671     $  895,563  $  704,051
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         31.4%          28.9%       35.1%

Average sales price:
   Per barrel of oil                    $22.13         $26.70      $15.56
   Per Mcf of gas                         4.10           3.59        2.02

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 7.55         $ 6.57      $ 4.52

                              Net Production Data

                               III-E Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------- ----------
Production:
   Oil (Bbls)                          162,557         183,876    205,197
   Gas (Mcf)                         1,226,795       1,526,586  1,856,697
Oil and gas sales:
   Oil                              $3,486,759     $ 4,822,734 $3,146,395
   Gas                               4,751,785       5,654,292  3,900,054
                                     ---------      ----------  ---------
      Total                         $8,238,544     $10,477,026 $7,046,449
                                     =========      ==========  =========
Total direct operating
  expenses                          $3,511,241     $ 3,652,507 $3,957,399
                                     =========      ==========  =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         42.6%           34.9%      56.2%

Average sales price:
   Per barrel of oil                    $21.45          $26.23     $15.33
   Per Mcf of gas                         3.87            3.70       2.10

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 9.57          $ 8.33     $ 7.69

                              Net Production Data

                               III-F Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           27,090         43,620      55,619
   Gas (Mcf)                           621,792        654,833     732,832
Oil and gas sales:
   Oil                              $  603,765     $1,242,912  $  916,715
   Gas                               2,330,535      2,194,409   1,397,731
                                     ---------      ---------   ---------
      Total                         $2,934,300     $3,437,321  $2,314,446
                                     =========      =========   =========
Total direct operating
   expenses                         $  891,493     $  867,235  $  926,110
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         30.4%          25.2%       40.0%

Average sales price:
   Per barrel of oil                    $22.29         $28.49      $16.48
   Per Mcf of gas                         3.75           3.35        1.91

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.82         $ 5.68      $ 5.21

                               Net Production Data

                                III-G Partnership
                                -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       2001           2000        1999
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           20,694         32,013      40,292
   Gas (Mcf)                           326,795        333,031     409,664
Oil and gas sales:
   Oil                              $  466,717     $  912,320  $  661,957
   Gas                               1,233,341      1,138,070     777,743
                                     ---------      ---------   ---------
      Total                         $1,700,058     $2,050,390  $1,439,700
                                     =========      =========   =========
Total direct operating
   expenses                         $  547,716     $  552,240  $  593,911
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         32.2%          26.9%       41.3%

Average sales price:
   Per barrel of oil                    $22.55         $28.50      $16.43
   Per Mcf of gas                         3.77           3.42        1.90

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 7.29         $ 6.31      $ 5.47


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than such estimates and values at December 31, 2000. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2001 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 2001(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           4,021,761
         Oil and liquids (Bbls)                                191,786

      Net present value (discounted at
         10% per annum)                                     $7,359,380

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           1,851,831
         Oil and liquids (Bbls)                                134,902

      Net present value (discounted at
         10% per annum)                                     $4,018,544


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           5,132,032
         Oil and liquids (Bbls)                                 85,153

      Net present value (discounted at
         10% per annum)                                     $5,806,578

   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           2,948,537
         Oil and liquids (Bbls)                                197,373

      Net present value (discounted at
         10% per annum)                                     $3,441,581


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           8,834,436
         Oil and liquids (Bbls)                              1,125,061

      Net present value (discounted at
         10% per annum)                                     $9,759,825


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           4,615,852
         Oil and liquids (Bbls)                                214,415

      Net present value (discounted at
         10% per annum)                                     $4,841,085

   III-G Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                           2,481,383
         Oil and liquids (Bbls)                                181,964

      Net present value (discounted at
         10% per annum)                                     $2,809,904

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


      Significant Properties

The following table sets forth the number and percent of each Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2001:

                                    Operated Wells
                  ------------------------------------------
                  Partnership       Number          Percent
                  -----------       ------          -------

                      III-A           20              9%
                      III-B            6              3%
                      III-C           98             24%
                      III-D           90             24%
                      III-E           38             16%
                      III-F           24              6%
                      III-G           44              3%


      The following tables set forth certain well and reserve information as of December 31, 2001 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Las Animas Arch Basin straddles east Colorado and northwest Kansas. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and northwest Colorado.

                                     Significant Properties as of December 31, 2001
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves     Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)        Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------
III-A Partnership:
     Gulf Coast            44      3.27        46         90        5      6%    183,301     2,116,319    $5,307,342
     Anadarko              30      2.04        12         42       13     31%      3,753     1,449,526     1,662,282

III-B Partnership:
     Gulf Coast            41      1.71        46         87        2      2%    120,028     1,168,794    $3,205,539
     Anadarko              37      2.52         8         45        3      7%     12,575       440,627       605,943

III-C Partnership:
     Anadarko              53      5.98        58        111       25     23%     18,537     2,940,169    $3,476,996
     Southern Okla.
       Folded Belt         36      7.28         9         45       21     47%     56,649     1,428,323     1,589,683

III-D Partnership:
     Anadarko              31      3.32        58         89       25     28%      4,041     2,510,717    $2,555,317
     Jay Field             79       .52         -         79        -      -     143,530       249,891       348,048


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.


                                     Significant Properties as of December 31, 2001
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves     Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)        Value
------------------      ------   -------    --------    ------   ------   ----   ---------   ----------  -----------
III-E Partnership:
     Green River           53      4.13         8         61         -      -       19,967    3,802,384   $3,137,303
     Jay Field             79      3.68         -         79         -      -    1,024,338    1,678,583    2,650,410
     Gulf Coast            32      3.13         7         39         2      5%       9,960    1,068,033    1,355,757
     East Texas             3      1.06         1          4         3     75%       2,189      972,526    1,059,486

III-F Partnership:
     Green River           53      3.47         8         61         -      -       16,767    3,122,675   $2,630,946
     Anadarko              25      5.39         1         26        21     81%      17,164      968,229      817,401

III-G Partnership:
     Green River           53      1.72         8         61         -      -        8,327    1,553,558   $1,313,076
     Anadarko              44      3.15         6         50        35     70%      10,918      564,771      468,566
     Las Animas Arch       66      1.14         -         66         -      -       60,222         -         293,022

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2001.


PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2002, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,239
               III-B           138,336                  716
               III-C           244,536                1,171
               III-D           131,008                  621
               III-E           418,266                1,956
               III-F           221,484                1,032
               III-G           121,925                  540

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


                            Repurchase Offer Prices
                            -----------------------

                      2000                         2001                 2002
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $11    $10     $16   $13      $10   $ 5     $21    $17      $14
III-B        10      9      15    13        9     5      20     17       13
III-C        12     11      19    16       12     7      20     17       16
III-D        13     11      22    18       14     7      23     20       19
III-E        17     14      23    19       15    11      27     24       24
III-F        13     11      19    17       14    10      24     22       22
III-G        13     11      21    18       15    11      25     23       22


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

      The following is a summary of cash distributions paid to the Limited Partners during 2000, 2001, and the first quarter of 2002:

                              Cash Distributions
                               -----------------

                                    2000
                 ------------------------------------------
                  1st         2nd         3rd        4th
      P/ship      Qtr.        Qtr.        Qtr.       Qtr.
      ------     ------     -------      -------    -------

      III-A      $1.01        $1.38       $1.57      $2.46
      III-B       1.32         1.59        1.78       2.65
      III-C       1.74         1.73        2.04       2.94
      III-D       2.56         2.34        4.18       4.13
      III-E       3.04         2.81        6.13       3.75
      III-F       2.87         1.95        2.53       2.24
      III-G       3.37         2.03        2.94       2.59


                                    2001                           2002
                 ------------------------------------------       -------
                  1st         2nd         3rd        4th            1st
      P/ship      Qtr.        Qtr.        Qtr.       Qtr.           Qtr
      ------     ------     -------      -------    -------       -------

      III-A      $3.33        $4.57       $3.38      $3.38        $3.20
      III-B       3.48         4.42        3.27       3.27         3.48
      III-C       3.62         5.73        4.38       2.63         1.35
      III-D       4.26         6.81        5.14       3.15          .75
      III-E       3.78         4.84        4.00       2.19          -
      III-F       3.31         3.91        4.77       1.63          .64
      III-G       3.47         3.90        5.04       1.55          .81

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                         Selected Financial Data

                                            III-A Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $5,425,163       $4,111,261     $2,071,891      $2,029,797     $3,328,634
Net Income:
   Limited Partners         3,211,072        2,424,492        717,149         628,357         33,066
   General Partner            405,019          275,300         54,650          53,190         98,919
   Total                    3,616,091        2,699,792        771,799         681,547        131,985
Limited Partners' Net
   Income per Unit              12.16             9.18           2.72            2.38            .13
Limited Partners' Cash
   Distributions per
   Unit                         14.66             6.42           3.30            6.06          11.11
Total Assets                3,086,819        3,585,623      2,793,806       2,984,008      3,916,891
Partners' Capital
   (Deficit):
   Limited Partners         2,927,287        3,587,215      2,857,723       3,011,574      3,985,217
   General Partner        (   114,834)     (   132,196)   (   194,823)    (   197,325)   (   198,271)
Number of Units
   Outstanding                263,976          263,976        263,976         263,976        263,976




                                          Selected Financial Data

                                            III-B Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $3,146,463       $2,462,438     $1,259,735      $1,201,418     $1,972,122
Net Income:
   Limited Partners         1,701,127        1,364,829        417,755         374,539        223,228
   General Partner            348,971          264,081        110,131         108,544         60,762
   Total                    2,050,098        1,628,910        527,886         483,083        283,990
Limited Partners' Net
   Income per Unit              12.30             9.87           3.02            2.71           1.61
Limited Partners' Cash
   Distributions per
   Unit                         14.44             7.34           3.27            6.82          12.35
Total Assets                1,830,746        2,069,748      1,690,316       1,717,863      2,248,586
Partners' Capital
   (Deficit):
   Limited Partners         1,741,074        2,037,947      1,687,118       1,721,363      2,291,824
   General Partner        (    67,276)     (    38,756)   (    79,362)    (    85,016)   (    97,840)
Number of Units
   Outstanding                138,336          138,336        138,336         138,336        138,336




                                          Selected Financial Data

                                            III-C Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $4,371,115       $4,150,431     $2,446,824      $2,447,005     $3,071,851
Net Income (Loss):
   Limited Partners         2,653,485        2,554,851      1,053,071       1,094,816    (   196,027)
   General Partner            163,926          143,251         75,430          87,868         86,436
   Total                    2,817,411        2,698,102      1,128,501       1,182,684    (   109,591)
Limited Partners' Net
   Income (Loss) per
   Unit                         10.85            10.45           4.31            4.48    (       .80)
Limited Partners' Cash
   Distributions per
   Unit                         16.36             8.45           4.98            8.50           9.06
Total Assets                2,627,295        3,949,266      3,447,965       3,572,389      4,567,928
Partners' Capital
   (Deficit):
   Limited Partners         2,507,219        3,854,734      3,364,883       3,531,812      4,512,996
   General Partner        (   175,495)     (   152,824)   (   168,448)    (   179,285)   (   171,438)
Number of Units
   Outstanding                244,536          244,536        244,536         244,536        244,536




                                        Selected Financial Data

                                            III-D Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $2,912,359       $3,095,191     $2,007,243      $1,789,571     $2,335,545
Net Income (Loss):
   Limited Partners         1,630,013        1,893,355        870,221     (    84,498)        35,530
   General Partner            107,057          109,411         55,068          38,462         54,213
   Total                    1,737,070        2,002,766        925,289     (    46,036)        89,743
Limited Partners' Net
   Income (Loss) per
   Unit                         12.44            14.45           6.64     (       .64)           .27
Limited Partners' Cash
   Distributions per
   Unit                         19.36            13.21           5.87            7.88          10.33
Total Assets                1,157,930        1,987,262      1,810,172       1,687,823      2,890,862
Partners' Capital
   (Deficit):
   Limited Partners           872,824        1,779,811      1,618,456       1,518,235      2,636,733
   General Partner        (    72,956)     (    58,871)   (    66,221)    (    73,501)   (    62,091)
Number of Units
   Outstanding                131,008          131,008        131,008         131,008        131,008





                                          Selected Financial Data

                                            III-E Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          -------------    ------------   ------------    -------------  -------------

Oil and Gas Sales          $8,238,544       $10,477,026    $7,046,449      $6,400,589     $ 9,041,809
Net Income (Loss):
   Limited Partners         3,744,610         6,952,136     2,016,127     ( 3,260,925)   (    219,259)
   General Partner            261,289           378,449       124,846          57,256         158,394
   Total                    4,005,899         7,330,585     2,140,973     ( 3,203,669)   (     60,865)
Limited Partners' Net
   Income (Loss) per
   Unit                          8.95             16.62          4.82     (      7.80)   (        .52)
Limited Partners' Cash
   Distributions per
   Unit                         14.81             15.73          2.62            7.35           10.29
Total Assets                3,768,636         6,138,734     5,742,231       4,621,412      11,397,387
Partners' Capital
   (Deficit):
   Limited Partners         2,960,175         5,410,565     5,037,429       4,117,302      10,449,227
   General Partner        (   286,758)     (    240,721)  (   259,526)    (   275,783)   (    209,050)
Number of Units
   Outstanding                418,266           418,266       418,266         418,266         418,266





                                         Selected Financial Data

                                            III-F Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $2,934,300       $3,437,321     $2,314,446      $2,149,193     $2,991,450
Net Income (Loss):
   Limited Partners         1,782,241        2,142,067        801,095     (     5,324)   ( 2,273,148)
   General Partner            103,349          125,735         59,101          29,041         32,514
   Total                    1,885,590        2,267,802        860,196          23,717    ( 2,240,634)
Limited Partners' Net
   Income (Loss)
   per Unit                      8.05             9.67           3.62     (       .02)   (     10.26)
   Limited Partners' Cash
   Distributions per
   Unit                         13.62             9.59           2.23            5.34           7.15
Total Assets                2,369,806        3,638,555      3,689,702       3,533,814      4,752,817
Partners' Capital
   (Deficit):
   Limited Partners         2,359,221        3,593,980      3,575,913       3,268,818      4,454,142
   General Partner        (   161,655)     (   135,914)   (   154,318)    (   164,221)   (   146,427)
Number of Units
   Outstanding                221,484          221,484        221,484         221,484        221,484




                                         Selected Financial Data

                                            III-G Partnership
                                            -----------------

                              2001             2000           1999            1998           1997
                          ------------     ------------   ------------    ------------   ------------

Oil and Gas Sales          $1,700,058       $2,050,390     $1,439,700      $1,272,575     $1,845,264
Net Income (Loss):
   Limited Partners         1,036,655        1,359,105        588,182     (   308,749)   ( 1,136,965)
   General Partner             59,655           77,940         39,264          13,093         22,672
   Total                    1,096,310        1,437,045        627,446     (   295,656)   ( 1,114,293)
Limited Partners' Net
   Income (Loss)
   per Unit                      8.50            11.15           4.82     (      2.53)   (      9.33)
Limited Partners' Cash
   Distributions per
   Unit                         13.96            10.93           2.50            5.95           7.80
Total Assets                1,336,030        2,017,325      2,001,438       1,817,470      2,873,056
Partners' Capital
   (Deficit):
   Limited Partners         1,318,015        1,982,360      1,956,255       1,672,073      2,707,822
   General Partner        (    93,950)     (    79,337)   (    91,045)    (    99,974)   (    85,608)
Number of Units
   Outstanding                121,925          121,925        121,925         121,925        121,925



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000, and for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

                               III-A Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales increased $1,313,902 (32.0%) in 2001 as compared to 2000. Of this increase, approximately (i) $951,000 and $441,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $297,000 was related to an increase in the average price of gas sold. These increases were partially offset by a decrease of approximately $375,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 32,612 barrels and 112,712 Mcf, respectively, in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on two other significant wells due to the successful recompletion of those wells during 2001. Average oil prices decreased to $24.61 per barrel in 2001 from $29.15 per barrel in 2000. Average gas prices increased to $4.29 per Mcf in 2001 from $3.91 per Mcf in 2000.


      Oil and gas production expenses (including lease operating expenses and production taxes) increased $166,879 (19.6%) in 2001 as compared to 2000. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on three significant wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 18.8% in 2001 from 20.8% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $241,519 (86.9%) in 2001 as compared to 2000. This increase was primarily due to (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) the increases in volumes of oil and gas sold. These increases were partially offset by upward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 9.6% in 2001 from 6.8% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

     General and administrative expenses decreased $5,501 (1.8%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses decreased to 5.7% in 2001 from 7.6% in 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $31,603,701 or 119.72% of Limited Partner's capital contributions.


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


                               III-B Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales increased $684,025 (27.8%) in 2001 as compared to 2000. Of this increase, approximately (i) $538,000 and $288,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $124,000 was related to an increase in the average price of gas sold. These increases were partially offset by a decrease of approximately $266,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 18,421 barrels and 73,646 Mcf, respectively, in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on two other significant wells due to the successful recompletion of those wells during 2001. Average oil prices decreased to $24.72 per barrel in 2001 from $29.23 per barrel in 2000. Average gas prices increased to $4.22 per Mcf in 2001 from $3.91 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $105,465 (20.1%) in 2001 as compared to 2000. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on three significant wells during 2000. As a percentage of oil and gas sales, these expenses decreased to 20.0% in 2001 from 21.3% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $157,596 (100.5%) in 2001 as compared to 2000. This increase was primarily due to the (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.0% in 2001 from 6.4% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,514 (2.7%) in 2001 as compared to 2000. As a percentage of oil and gas sales, this percentage decreased to 5.4% in 2001 from 6.7% in 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $18,126,353 or 131.03% of Limited Partners' capital contributions.


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


                               III-C Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales increased $220,684 (5.3%) in 2001 as compared to 2000. Of this increase, approximately $623,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $131,000 and $212,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $59,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 4,458 barrels and 58,928 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil prices decreased to $25.53 per barrel in 2001 from $29.44 per barrel in 2000. Average gas prices increased to $4.26 per Mcf in 2001 from $3.60 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses decreased to 22.4% in 2001 from 23.6% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $86,073 (30.2%) in 2001 as compared to 2000. This increase was primarily due to two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by a decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 8.5% in 2001 from 6.9% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,971 (1.4%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses decreased to 6.6% in 2001 from 7.0% in 2000.

      The III-C Partnership achieved payout during the fourth quarter of 2001. After payout, operations and revenues for the III-C Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

The Limited Partners have received cash distributions through December 31, 2001 totaling $24,505,795 or 100.21% of Limited Partners' capital contributions.


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

                               III-D Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $182,832 (5.9%) in 2001 as compared to 2000. Of this decrease, approximately $102,000 and $242,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $126,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $287,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,818 barrels and 67,453 Mcf, respectively, in 2001 as compared to 2000. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil prices decreased to $22.13 per barrel in 2001 from $26.70 per barrel in 2000. Average gas prices increased to $4.10 per Mcf in 2001 from $3.59 per Mcf in 2000.

      The III-D Partnership sold certain oil and gas properties during 2001 and recognized a $7,258 gain on such sales. Sales of oil and gas properties during 2000 resulted in the III-D Partnership recognizing similar gains of $203,942.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,108 (2.1%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 31.4% in 2001 from 28.9% in 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $140,534 (52.8%) in 2001 as compared to 2000. This decrease was primarily due to (i) one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% in 2001 from 8.6% in 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,056 (3.2%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 5.6% in 2001 from 5.1% in 2000.

      The III-D Partnership achieved payout during the third quarter of 2001. After payout, operations and revenues for the III-D Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $13,568,669  or  103.57%  of  the  Limited   Partners'  capital
contributions.


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


                               III-E Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $2,238,482 (21.4%) in 2001 as compared to 2000. Of this decrease, approximately (i) $559,000 and $1,110,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $777,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 21,319 barrels and 299,791 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the sale of several wells during early 2000. The decrease in volumes of gas sold was primarily due to (i) the III-E Partnership receiving an increased percentage of sales on one significant well during 2000, (ii) the sale of several wells during early 2000, and (iii) the III-E Partnership receiving a reduced percentage of sales on another significant well during 2001 due to gas balancing. As of the date of this Annual Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold. Average oil prices decreased to $21.45 per barrel in 2001 from $26.23 per barrel in 2000. Average gas prices increased to $3.87 per Mcf in 2001 from $3.70 per Mcf in 2000.

      As discussed in Liquidity and Capital Resources below, the III-E Partnership sold certain oil and gas properties during 2001 and recognized a $55,511 gain on such sales. Sales of oil and gas properties during 2000 resulted in a similar gain of $1,324,494.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $141,266 (3.9%) in 2001 as compared to 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were significantly offset by workover expenses incurred on two significant wells during 2001. As a percentage of oil and gas sales, these expenses increased to 42.6% in 2001 from 34.9% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the workover expenses incurred.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,405 (14.1%) in 2001 as compared to 2000. This decrease was primarily due to one significant well being fully depleted in late 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 4.3% in 2001 from 3.9% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold.

      General and administrative expenses decreased $18,756 (3.8%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 5.8% in 2001 as compared to 4.8% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The III-E Partnership achieved payout during the third quarter of 2001. After payout, operations and revenues for the III-E Partnership are allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited Partners have received cash distributions through December 31, 2001 totaling $44,091,016 or 105.41% of Limited Partners' Capital contributions.


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


                               III-F Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $503,021 (14.6%) in 2001 as compared to 2000. Of this decrease, approximately (i) $471,000 and $111,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $168,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $247,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 16,530 barrels and 33,041 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. Average oil prices decreased to $22.29 per barrel in 2001 from $28.49 per barrel in 2000. Average gas prices increased to $3.75 per Mcf in 2001 from $3.35 per Mcf in 2000.

      As discussed in Liquidity and Capital Resources below, the III-F Partnership sold certain oil and gas properties during 2001 and recognized a
$338,452 gain on such sales. Sales of oil and gas properties during 2000 resulted in the III-F Partnership recognizing similar gains totaling $277,211.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,258 (2.8%) in 2001 as compared to 2000. The increase in oil and gas production expenses was primarily due to workover expenses incurred on two significant wells during 2001. This increase was partially offset by the sale of several wells during 2000 and early 2001. As a percentage of oil and gas sales, these expenses increased to 30.4% in 2001 from 25.2% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the workover expenses incurred.

      Depreciation, depletion, and amortization of oil and gas properties decreased $82,723 (24.0%) in 2001 as compared to 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 8.9% in 2001 from 10.0% in 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 8.9% in 2001 from 7.7% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $16,764,904  or  75.69%  of  the  Limited   Partners'   capital
contributions.


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

                               III-G Partnership
                               -----------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $350,332 (17.1%) in 2001 as compared to 2000. Of this decrease, approximately (i) $323,000 was related to a decrease in volumes of oil sold and (ii) $123,000 was related to the decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $117,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 11,319 barrels and 6,236 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to the sale of several wells during 2000 and early 2001. Average oil prices decreased to $22.55 per barrel in 2001 from $28.50 per barrel in 2000. Average gas prices increased to $3.77 per Mcf in 2001 from $3.42 per Mcf in 2000.

      As discussed in Liquidity an Capital Resources above, the III-G Partnership sold certain oil and gas properties in 2001 and recognized a $220,939 gain on such sales. Sales of oil and gas properties during 2000 resulted in the III-G Partnership recognizing similar gains totaling $241,256.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 2001 as compared to 2000. A decrease in oil and gas production expenses due to the sale of several wells during 2000 and early 2001 was substantially offset by workover expenses incurred on two significant wells during 2001. As a percentage of oil and gas sales, these expenses increased to 32.2% in 2001 from 26.9% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the workover expenses incurred.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,963 (17.9%) in 2001 as compared to 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.3% in 2001 from 8.4% in 2000.

      General and administrative expenses increased $5,769 (3.9%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 8.9% in 2001 from 7.1% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001   totaling   $9,185,287  or  75.34%  of  the  Limited   Partners'   capital
contributions.


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


      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel or 6 Mcf of gas) for 2001, 2000, and 1999.

                             2001 Compared to 2000
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship            2001                       2000                % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A       $24.61       $4.29          $29.15    $3.91        (16%)     10%
III-B        24.72        4.22           29.23     3.91        (15%)      8%
III-C        25.53        4.26           29.44     3.60        (13%)     18%
III-D        22.13        4.10           26.70     3.59        (17%)     14%
III-E        21.45        3.87           26.23     3.70        (18%)      5%
III-F        22.29        3.75           28.49     3.35        (22%)     12%
III-G        22.55        3.77           28.50     3.42        (21%)     10%


                              Production Volumes
----------------------------------------------------------------------------
P/ship             2001                       2000               % Change
------      ---------------------      -------------------     -------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        82,520       791,697       49,908     678,985       65%     17%
III-B        58,965       400,249       40,544     326,603       45%     23%
III-C        14,973       935,377       19,431     994,305      (23%)   ( 6%)
III-D        27,570       561,664       31,388     629,117      (12%)   (11%)
III-E       162,557     1,226,795      183,876   1,526,586      (12%)   (20%)
III-F        27,090       621,792       43,620     654,833      (38%)   ( 5%)
III-G        20,694       326,795       32,013     333,031      (35%)   ( 2%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                  ----------------------------------------
                  P/ship      2001      2000      % Change
                  ------     -----     -----      --------
                  III-A      $4.76     $5.23         ( 9%)
                  III-B       5.02      5.53         ( 9%)
                  III-C       5.74      5.29           9%
                  III-D       7.55      6.57          15%
                  III-E       9.57      8.33          15%
                  III-F       6.82      5.68          20%
                  III-G       7.29      6.31          16%

                             2000 Compared to 1999
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship            2000                        1999               % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    ----
III-A        $29.15      $3.91         $16.93     $2.20          72%      78%
III-B         29.23       3.91          17.78      2.20          64%      78%
III-C         29.44       3.60          17.90      2.02          64%      78%
III-D         26.70       3.59          15.56      2.02          72%      78%
III-E         26.23       3.70          15.33      2.10          71%      76%
III-F         28.49       3.35          16.48      1.91          73%      75%
III-G         28.50       3.42          16.43      1.90          73%      80%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2000                      1999               % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        49,908       678,985       35,784     665,717      39%       2%
III-B        40,544       326,603       33,676     299,745      20%       9%
III-C        19,431       994,305       23,931     997,209     (19%)      -
III-D        31,388       629,117       36,148     716,804     (13%)    (12%)
III-E       183,876     1,526,586      205,197   1,856,697     (10%)    (18%)
III-F        43,620       654,833       55,619     732,832     (22%)    (11%)
III-G        32,013       333,031       40,292     409,664     (21%)    (19%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                  ----------------------------------------
                  P/ship      2000      1999      % Change
                  ------     -----     -----      --------
                  III-A      $5.23     $3.99         31%
                  III-B       5.53      4.15         33%
                  III-C       5.29      2.90         82%
                  III-D       6.57      4.52         45%
                  III-E       8.33      7.69          8%
                  III-F       5.68      5.21          9%
                  III-G       6.31      5.47         15%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2001 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A               5.1             2.3
                     III-B               4.6             2.3
                     III-C               5.5             5.7
                     III-D               5.2             7.2
                     III-E               7.2             6.9
                     III-F               7.4             7.9
                     III-G               7.6             8.8

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

      The Partnerships sold certain oil and gas properties during 2001, 2000, and 1999. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2001, 2000, and 1999, were as follows:

      Partnership           2001            2000           1999
      -----------         ---------      ----------      --------
        III-A             $   7,352      $   38,743      $  9,479
        III-B                 3,105          13,342           515
        III-C                52,664          71,917         9,048
        III-D                 7,258         206,940          -
        III-E                55,511       1,352,609        13,825
        III-F               344,043         349,431       232,143
        III-G               222,333         247,866       153,574


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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K405 ("Annual Report"), the General Partner has extended the terms of the III-D, III-E, III-F and III-G Partnerships for the first two-year extension period, and the III-A, III-B, and III-C Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions         Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
     III-A          November 22, 1999           2        November 22, 2003
     III-B          January 24, 2000            2        January  24, 2004
     III-C          February 28, 2000           2        February 28, 2004
     III-D          September 5, 2000           1        September 5, 2002
     III-E          December 26, 2000           1        December 26, 2002
     III-F          March 7, 2001               1        March 7, 2003
     III-G          September 20, 2001          1        September 20, 2003


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          49     President and Director

      Judy K. Fox              50     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2001, 2000, and 1999, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2001          2000         1999
            -----------       --------      --------     --------

               III-A          $277,872     $277,872      $277,872
               III-B           145,620      145,620       145,620
               III-C           257,412      257,412       257,412
               III-D           137,904      137,904       137,904
               III-E           440,280      440,280       440,280
               III-F           233,136      233,136       233,136
               III-G           128,340      128,340       128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2001, 2000, and 1999:




                                           Salary Reimbursements

                                            III-A Partnership
                                            -----------------
                                    Three Years Ended December 31, 2001

                                                              Long Term Compensation
                                                          --------------------------------
                                Annual Compensation              Awards            Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999    -          -         -         -            -           -         -
                     2000    -          -         -         -            -           -         -
                     2001    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $169,724     -         -         -            -           -         -
                     2000  $164,917     -         -         -            -           -         -
                     2001  $154,275     -         -         -            -           -         -

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




                                         Salary Reimbursements

                                            III-B Partnership
                                            -----------------
                                   Three Years Ended December 31, 2001

                                                              Long Term Compensation
                                                          --------------------------------
                                  Annual Compensation              Awards          Payouts
                             ---------------------------  ---------------------    -------
                                                                        Securi-
                                                  Other                  ties                  All
     Name                                         Annual  Restricted    Under-                Other
      and                                        Compen-    Stock       lying       LTIP     Compen-
   Principal                 Salary     Bonus    sation    Award(s)    Options/    Payouts   sation
   Position          Year      ($)       ($)       ($)       ($)        SARs(#)      ($)       ($)
---------------      ----    -------   -------   -------  ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999      -         -         -        -            -           -         -
                     2000      -         -         -        -            -           -         -
                     2001      -         -         -        -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $88,945     -         -        -            -           -         -
                     2000    $86,425     -         -        -            -           -         -
                     2001    $80,848     -         -        -            -           -         -

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





                                          Salary Reimbursements

                                            III-C Partnership
                                            -----------------
                                   Three Years Ended December 31, 2001

                                                                Long Term Compensation
                                                            -------------------------------
                                 Annual Compensation                Awards          Payouts
                             ---------------------------    ---------------------   -------
                                                                         Securi-
                                                  Other                   ties                 All
     Name                                         Annual    Restricted   Under-               Other
      and                                        Compen-      Stock      lying      LTIP     Compen-
   Principal                 Salary     Bonus    sation      Award(s)   Options/   Payouts   sation
   Position          Year      ($)       ($)       ($)         ($)       SARs(#)     ($)       ($)
---------------      ----    -------   -------   -------    ----------  --------   -------   -------
Dennis R. Neill,
President(1)         1999      -         -         -          -           -          -         -
                     2000      -         -         -          -           -          -         -
                     2001      -         -         -          -           -          -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999    $157,227    -         -          -           -          -         -
                     2000    $152,774    -         -          -           -          -         -
                     2001    $142,915    -         -          -           -          -         -

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




                                          Salary Reimbursements

                                            III-D Partnership
                                            -----------------
                                   Three Years Ended December 31, 2001

                                                              Long Term Compensation
                                                          -------------------------------
                                Annual Compensation               Awards          Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999    -          -         -         -            -           -         -
                     2000    -          -         -         -            -           -         -
                     2001    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $84,232      -         -         -            -           -         -
                     2000  $81,846      -         -         -            -           -         -
                     2001  $76,564      -         -         -            -           -         -

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



                                         Salary Reimbursements

                                            III-E Partnership
                                            -----------------
                                   Three Years Ended December 31, 2001

                                                             Long Term Compensation
                                                         -------------------------------
                              Annual Compensation               Awards             Payouts
                           -------------------------     ---------------------     -------
                                                                       Securi-
                                                 Other                  ties                   All
     Name                                        Annual  Restricted    Under-                 Other
      and                                       Compen-    Stock       lying        LTIP     Compen-
   Principal               Salary      Bonus    sation    Award(s)    Options/     Payouts   sation
   Position          Year    ($)        ($)       ($)       ($)        SARs(#)       ($)       ($)
---------------      ----  -------    -------   -------  ----------   --------     -------   -------
Dennis R. Neill,
President(1)         1999    -          -         -        -            -            -         -
                     2000    -          -         -        -            -            -         -
                     2001    -          -         -        -            -            -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $268,923     -         -        -            -            -         -
                     2000  $261,306     -         -        -            -            -         -
                     2001  $244,443     -         -        -            -            -         -

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


                                         Salary Reimbursements

                                            III-F Partnership
                                            -----------------
                                   Three Years Ended December 31, 2001

                                                                Long Term Compensation
                                                          ---------------------------------
                               Annual Compensation                Awards            Payouts
                           ---------------------------    ---------------------     -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999    -          -         -         -            -           -         -
                     2000    -          -         -         -            -           -         -
                     2001    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $142,399     -         -         -            -           -         -
                     2000  $138,366     -         -         -            -           -         -
                     2001  $129,437     -         -         -            -           -         -

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





                                         Salary Reimbursements

                                            III-G Partnership
                                            -----------------
                                    Three Years Ended December 31, 2001

                                                               Long Term Compensation
                                                          --------------------------------
                               Annual Compensation                Awards           Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999    -          -         -         -            -           -         -
                     2000    -          -         -         -            -           -         -
                     2001    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $78,390      -         -         -            -           -         -
                     2000  $76,170      -         -         -            -           -         -
                     2001  $71,254      -         -         -            -           -         -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2002 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                            50,534     (19.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  50,534     (19.1%)

III-B Partnership:
-----------------
   Samson Resources Company                           26,843      (19.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 26,843      (19.4%)

III-C Partnership:
-----------------
   Samson Resources Company                           51,969      (21.3%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 51,969      (21.3%)

III-D Partnership:
-----------------
   Samson Resources Company                           29,831      (22.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 29,831      (22.8%)

III-E Partnership:
-----------------
   Samson Resources Company                           98,760      (23.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 98,760      (23.6%)

III-F Partnership:
-----------------
   Samson Resources Company                           53,327      (24.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 53,327      (24.1%)

III-G Partnership:
-----------------
   Samson Resources Company                           29,186      (23.9%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 29,186      (23.9%)

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

            as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are filed as part of this report:

            Report of Independent Accountants
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners' Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.         Exhibit
-----       -------

4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.2 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-A.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income

            Limited Partnership III-A filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.4 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.5 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A.

 4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.8 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.9 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-A.


 4.10 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.11       Certificate  of  Limited   Partnership  dated  January 24,  1990 for
            Geodyne  Energy Income  Limited Partnership III-B.

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

 4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.15 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B.

 4.16 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.17 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.18 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B.


 4.19 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.20 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C.

 4.21 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.22 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.23 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.24 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C.

 4.25 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.27 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C.

 4.28 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.29 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D.

 4.30 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.31 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.32 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.33 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D.

 4.34 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.


 4.36 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.37 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E.

 4.38 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.41 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E.

 4.42 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.43 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.45 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F.

 4.46 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F.

 4.49 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.51 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Agreement of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.53 Certificate of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G.

 4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-G.

 4.58 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.59 Fifth Amendment to Agreement of Limited Partnership dated September 6, 2001, for the Geodyne Energy Income Limited Partnership III-G.

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

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner

                                          February 28, 2002

                                    By:    //s// Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            February 28, 2002
      -------------------       Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Financial          February 28, 2002
      -------------------       Officer (Principal
        Craig D. Loseke         Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                February 28, 2002
      -------------------
          Judy K. Fox

Item 8:    Financial Statements and Supplementary Data

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------
                                        2001             2000
                                    ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents         $  874,852       $  910,878
   Accounts receivable:
      Oil and gas sales                 557,898          813,549
                                      ---------        ---------
        Total current assets         $1,432,750       $1,724,427

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                     1,306,496        1,513,421

DEFERRED CHARGE                         347,573          347,775
                                      ---------        ---------
                                     $3,086,819       $3,585,623
                                      =========        =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                  $  201,567       $   42,504
   Gas imbalance payable                 31,836           34,470
                                      ---------        ---------

      Total current liabilities      $  233,403       $   76,974

ACCRUED LIABILITY                    $   40,963       $   53,630

PARTNERS' CAPITAL (DEFICIT):
   General Partner                  ($  114,834)     ($  132,196)
   Limited Partners, issued and
      outstanding, 263,976 Units      2,927,287        3,587,215
                                      ---------        ---------
        Total Partners' capital      $2,812,453       $3,455,019
                                      ---------        ---------
                                     $3,086,819       $3,585,623
                                      =========        =========





                   The accompanying notes are an integral part
                         of these financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Operations
          For the Years Ended December 31, 2001, 2000, and 1999

                                   2001          2000           1999
                               ------------  ------------   ------------
REVENUES:
   Oil and gas sales            $5,425,163    $4,111,261     $2,071,981
   Interest income                  33,344        26,015         10,120
   Gain on sale of oil
      and gas properties             5,635         7,670            883
                                 ---------     ---------      ---------
                                $5,464,142    $4,144,946     $2,082,984

COSTS AND EXPENSES:
   Lease operating              $  597,621    $  525,707     $  426,510
   Production tax                  422,469       327,504        159,247
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties               519,385       277,866        414,145
   General and
      administrative               308,576       314,077        311,283
                                 ---------     ---------      ---------
                                $1,848,051    $1,445,154     $1,311,185
                                 ---------     ---------      ---------

NET INCOME                      $3,616,091    $2,699,792     $  771,799
                                 =========     =========      =========

GENERAL PARTNER - NET
   INCOME                       $  405,019    $  275,300     $   54,650
                                 =========     =========      =========

LIMITED PARTNERS - NET
   INCOME                       $3,211,072    $2,424,492     $  717,149
                                 =========     =========      =========
NET INCOME per Unit             $    12.16    $     9.18     $     2.72
                                 =========     =========      =========
UNITS OUTSTANDING                  263,976       263,976        263,976
                                 =========     =========      =========









                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999

                           Limited       General
                           Partners      Partner        Total
                         -------------  ----------   ------------

Balance, Dec. 31, 1998     $3,011,574   ($197,325)    $2,814,249
   Net income                 717,149      54,650        771,799
   Cash distributions     (   871,000)  (  52,148)   (   923,148)
                            ---------     -------      ---------

Balance, Dec. 31, 1999     $2,857,723   ($194,823)    $2,662,900
   Net income               2,424,492     275,300      2,699,792
   Cash distributions     ( 1,695,000)  ( 212,673)   ( 1,907,673)
                            ---------     -------      ---------

Balance, Dec. 31, 2000     $3,587,215   ($132,196)    $3,455,019
   Net income               3,211,072     405,019      3,616,091
   Cash distributions     ( 3,871,000)  ( 387,657)   ( 4,258,657)
                            ---------     -------      ---------

Balance, Dec. 31, 2001     $2,927,287   ($114,834)    $2,812,453
                            =========     =======      =========





                     The accompanying notes are an integral
                      part of these financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Cash Flows
          For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000            1999
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $3,616,091     $2,699,792      $  771,799
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    519,385        277,866         414,145
      Gain on sale of oil
        and gas properties        (     5,635)   (     7,670)    (       883)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             255,651    (   487,858)    (    43,583)
      (Increase) decrease in
        deferred charge                   202    (    68,124)    (    13,119)
      Increase (decrease) in
        accounts payable              159,063    (     6,691)    (    12,816)
      Increase (decrease) in
        gas imbalance payable     (     2,634)         2,811             756
      Increase (decrease) in
        accrued liability         (    12,667)         3,578     (    26,793)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $4,529,456     $2,413,704      $1,089,506
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  314,177)   ($   13,509)    ($    8,919)
   Proceeds from sale of oil
      and gas properties                7,352         38,743           9,479
                                    ---------      ---------       ---------

   Net cash provided (used)
      by investing activities     ($  306,825)    $   25,234      $      560
                                    ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($4,258,657)   ($1,907,673)    ($  923,148)
                                    ---------      ---------       ---------
   Net cash used by
      financing activities        ($4,258,657)   ($1,907,673)    ($  923,148)
                                    ---------      ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($   36,026)    $  531,265      $  166,918

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             910,878        379,613         212,695
                                    ---------      ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  874,852     $  910,878      $  379,613
                                    =========      =========       =========




                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------
                                          2001           2000
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $  494,899     $  496,576
   Accounts receivable:
      Oil and gas sales                   329,826        456,541
                                        ---------      ---------
        Total current assets           $  824,725     $  953,117

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                         750,031        857,340

DEFERRED CHARGE                           255,990        259,291
                                        ---------      ---------
                                       $1,830,746     $2,069,748
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  123,265     $   24,984
   Gas imbalance payable                   14,325         16,493
                                        ---------      ---------

      Total current liabilities        $  137,590     $   41,477

ACCRUED LIABILITY                      $   19,358     $   29,080

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($   67,276)   ($   38,756)
   Limited Partners, issued and
      outstanding, 138,336 Units        1,741,074      2,037,947
                                        ---------      ---------
        Total Partners' capital        $1,673,798     $1,999,191
                                        ---------      ---------

                                       $1,830,746     $2,069,748
                                        =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                      Statements of Operations
        For the Years Ended December 31, 2001, 2000, and 1999

                                      2001          2000          1999
                                  ------------  ------------  ------------
REVENUES:
   Oil and gas sales               $3,146,463    $2,462,438    $1,259,735
   Interest income                     17,017        14,670         5,200
   Gain on sale of oil
      and gas properties                2,391          -              372
                                    ---------     ---------     ---------
                                   $3,165,871    $2,477,108    $1,265,307

COSTS AND EXPENSES:
   Lease operating                 $  380,273    $  327,214    $  252,191
   Production tax                     250,473       198,067        94,728
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  314,346       156,750       226,627
   General and
      administrative                  170,681       166,167       163,875
                                    ---------     ---------     ---------
                                   $1,115,773    $  848,198    $  737,421
                                    ---------     ---------     ---------

NET INCOME                         $2,050,098    $1,628,910    $  527,886
                                    =========     =========     =========
GENERAL PARTNER - NET
   INCOME                          $  348,971    $  264,081    $  110,131
                                    =========     =========     =========
LIMITED PARTNERS - NET
   INCOME                          $1,701,127    $1,364,829    $  417,755
                                    =========     =========     =========

NET INCOME per Unit                $    12.30    $     9.87    $     3.02
                                    =========     =========     =========

UNITS OUTSTANDING                     138,336       138,336       138,336
                                    =========     =========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                             Limited       General
                             Partners      Partner       Total
                           ------------   ---------- ------------

Balance, Dec. 31, 1998      $1,721,363    ($ 85,016)  $1,636,347
   Net income                  417,755      110,131      527,886
   Cash distributions      (   452,000)   ( 104,477) (   556,477)
                             ---------      -------    ---------

Balance, Dec. 31, 1999      $1,687,118    ($ 79,362)  $1,607,756
   Net income                1,364,829      264,081    1,628,910
   Cash distributions      ( 1,014,000)   ( 223,475) ( 1,237,475)
                             ---------      -------    ---------

Balance, Dec. 31, 2000      $2,037,947    ($ 38,756)  $1,999,191
   Net income                1,701,127      348,971    2,050,098
   Cash distributions      ( 1,998,000)   ( 377,491) ( 2,375,491)
                             ---------      -------    ---------

Balance, Dec. 31, 2001      $1,741,074    ($ 67,276)  $1,673,798
                             =========      =======    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000            1999
                                  ------------   ------------     ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,050,098     $1,628,910       $527,886
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    314,346        156,750        226,627
      Gain on sale of oil
        and gas properties        (     2,391)          -         (     372)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             126,715    (   241,682)     (  50,041)
      (Increase) decrease in
        deferred charge                 3,301    (    29,657)     (  36,324)
      Increase (decrease) in
        accounts payable               98,281    (     7,601)        10,927
      Decrease in gas
        imbalance payable         (     2,168)   (        24)     (   1,905)
      Decrease in accrued
        liability                 (     9,722)   (     4,378)     (   7,978)
                                    ---------      ---------        -------

   Net cash provided by
      operating activities         $2,578,460     $1,502,318       $668,820
                                    ---------      ---------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  207,751)   ($    8,907)     ($  2,915)
   Proceeds from sale of oil
      and gas properties                3,105         13,342            515
                                    ---------      ---------        -------

   Net cash provided (used)
      by investing activities     ($  204,646)    $    4,435      ($  2,400)
                                    ---------      ---------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,375,491)   ($1,237,475)     ($556,477)
                                    ---------      ---------        -------
   Net cash used by
      financing activities        ($2,375,491)   ($1,237,475)     ($556,477)
                                    ---------      ---------        -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($    1,677)    $  269,278       $109,943

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             496,576        227,298        117,355
                                    ---------      ---------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  494,899     $  496,576       $227,298
                                    =========      =========        =======





                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                          2001           2000
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $  371,012     $  903,268
   Accounts receivable:
      Oil and gas sales                   362,134        892,011
                                        ---------      ---------
        Total current assets           $  733,146     $1,795,279

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,820,677      2,063,939

DEFERRED CHARGE                            73,472         90,048
                                        ---------      ---------
                                       $2,627,295     $3,949,266
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   86,399     $   71,731
   Gas imbalance payable                   40,724         16,667
                                        ---------      ---------

      Total current liabilities        $  127,123     $   88,398

ACCRUED LIABILITY                      $  168,448     $  158,958

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  175,495)   ($  152,824)
   Limited Partners, issued and
      outstanding, 244,536 Units        2,507,219      3,854,734
                                        ---------      ---------
        Total Partners' capital        $2,331,724     $3,701,910
                                        ---------      ---------
                                       $2,627,295     $3,949,266
                                        =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000          1999
                                  ------------   ------------  ------------
REVENUES:
   Oil and gas sales               $4,371,115     $4,150,431    $2,446,824
   Interest income                     32,045         30,221        13,260
   Gain (loss) on sale of
      oil and gas properties           52,372         71,916   (       281)
                                    ---------      ---------     ---------
                                   $4,455,532     $4,252,568    $2,459,803
COSTS AND EXPENSES:
   Lease operating                 $  681,586     $  694,315    $  379,785
   Production tax                     298,791        284,509       171,245
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  371,019        284,946       491,692
   General and
      administrative                  286,725        290,696       288,580
                                    ---------      ---------     ---------
                                   $1,638,121     $1,554,466    $1,331,302
                                    ---------      ---------     ---------

NET INCOME                         $2,817,411     $2,698,102    $1,128,501
                                    =========      =========     =========
GENERAL PARTNER - NET
   INCOME                          $  163,926     $  143,251    $   75,430
                                    =========      =========     =========

LIMITED PARTNERS - NET
   INCOME                          $2,653,485     $2,554,851    $1,053,071
                                    =========      =========     =========

NET INCOME per Unit                $    10.85     $    10.45    $     4.31
                                    =========      =========     =========

UNITS OUTSTANDING                     244,536        244,536       244,536
                                    =========      =========     =========



                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                            Limited       General
                            Partners      Partner       Total
                          ------------   ----------  ------------

Balance, Dec. 31, 1998     $3,531,812    ($179,285)   $3,352,527
   Net income               1,053,071       75,430     1,128,501
   Cash distributions     ( 1,220,000)   (  64,593)  ( 1,284,593)
                            ---------      -------     ---------

Balance, Dec. 31, 1999     $3,364,883    ($168,448)   $3,196,435
   Net income               2,554,851      143,251     2,698,102
   Cash distributions     ( 2,065,000)   ( 127,627)  ( 2,192,627)
                            ---------      -------     ---------

Balance, Dec. 31, 2000     $3,854,734    ($152,824)   $3,701,910
   Net income               2,653,485      163,926     2,817,411
   Cash distributions     ( 4,001,000)   ( 186,597)  ( 4,187,597)
                            ---------      -------     ---------

Balance, Dec. 31, 2001     $2,507,219    ($175,495)   $2,331,724
                            =========      =======     =========



                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,817,411     $2,698,102    $1,128,501
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      371,019        284,946       491,692
      (Gain) loss on sale of
        oil and gas properties      (    52,372)   (    71,916)          281
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               529,877    (   447,575)  (    63,461)
      (Increase) decrease in
        deferred charge                  16,576        107,221   (   126,420)
      Increase in accounts
        payable                          14,668         21,324         7,695
      Increase (decrease) in
        gas imbalance payable            24,057    (    28,060)       19,248
      Increase in accrued
        liability                         9,490          2,562         4,725
                                      ---------      ---------     ---------
   Net cash provided by
      operating activities           $3,730,726     $2,566,604    $1,462,261
                                      ---------      ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  128,049)   ($   25,540)  ($   44,522)
   Proceeds from sale of oil
      and gas properties                 52,664         71,917         9,048
                                      ---------      ---------     ---------
   Net cash provided (used)
      by investing activities       ($   75,385)    $   46,377   ($   35,474)
                                      ---------      ---------     ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($4,187,597)   ($2,192,627)  ($1,284,593)
                                      ---------      ---------     ---------
   Net cash used by
      financing activities          ($4,187,597)   ($2,192,627)  ($1,284,593)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  532,256)    $  420,354    $  142,194

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               903,268        482,914       340,720
                                      ---------      ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  371,012     $  903,268    $  482,914
                                      =========      =========     =========



                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                           2001           2000
                                       ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents            $  160,008     $  561,839
   Accounts receivable:
      Oil and gas sales                    250,386        606,226
                                         ---------      ---------
        Total current assets            $  410,394     $1,168,065

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                          735,922        803,342

DEFERRED CHARGE                             11,614         15,855
                                         ---------      ---------
                                        $1,157,930     $1,987,262
                                         =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                     $  147,868     $   70,538
   Gas imbalance payable                      -             3,555
                                         ---------      ---------

      Total current liabilities         $  147,868     $   74,093

ACCRUED LIABILITY                       $  210,194     $  192,229

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   72,956)   ($   58,871)
   Limited Partners, issued and
      outstanding, 131,008 Units           872,824      1,779,811
                                         ---------      ---------
        Total Partners' capital         $  799,868     $1,720,940
                                         ---------      ---------
                                        $1,157,930     $1,987,262
                                         =========      =========




                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                    ------------   ------------  ------------
REVENUES:
   Oil and gas sales                 $2,912,359     $3,095,191    $2,007,243
   Interest income                       20,356         22,906         8,459
   Gain (loss) on sale of
      oil and gas properties              7,258        203,942   (        16)
                                      ---------      ---------     ---------
                                     $2,939,973     $3,322,039    $2,015,686
COSTS AND EXPENSES:
   Lease operating                   $  715,289     $  689,575    $  566,376
   Production tax                       199,382        205,988       137,675
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    125,449        265,983       230,648
   General and
      administrative                    162,783        157,727       155,698
                                      ---------      ---------     ---------
                                     $1,202,903     $1,319,273    $1,090,397
                                      ---------      ---------     ---------

NET INCOME                           $1,737,070     $2,002,766    $  925,289
                                      =========      =========     =========
GENERAL PARTNER - NET
   INCOME                            $  107,057     $  109,411    $   55,068
                                      =========      =========     =========

LIMITED PARTNERS - NET
   INCOME                            $1,630,013     $1,893,355    $  870,221
                                      =========      =========     =========

NET INCOME per Unit                  $    12.44     $    14.45    $     6.64
                                      =========      =========     =========

UNITS OUTSTANDING                       131,008        131,008       131,008
                                      =========      =========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                            Limited        General
                           Partners        Partner       Total
                          ------------    ----------  ------------

Balance, Dec. 31, 1998     $1,518,235     (  73,501)   $1,444,734
   Net income                 870,221        55,068       925,289
   Cash distributions     (   770,000)    (  47,788)  (   817,788)
                            ---------       -------     ---------

Balance, Dec. 31, 1999     $1,618,456     ($ 66,221)   $1,552,235
   Net income               1,893,355       109,411     2,002,766
   Cash distributions     ( 1,732,000)    ( 102,061)  ( 1,834,061)
                            ---------       -------     ---------

Balance, Dec. 31, 2000     $1,779,811     ($ 58,871)   $1,720,940
   Net income               1,630,013       107,057     1,737,070
   Cash distributions     ( 2,537,000)    ( 121,142)  ( 2,658,142)
                            ---------       -------     ---------

Balance, Dec. 31, 2001     $  872,824     ($ 72,956)   $  799,868
                            =========       =======     =========


                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                       2001           2000           1999
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,737,070     $2,002,766     $  925,289
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     125,449        265,983        230,648
      (Gain) loss on sale of oil
       and gas properties          (     7,258)   (   203,942)            16
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              355,840    (   235,029)   (   102,494)
      (Increase) decrease in
        deferred charge                  4,241         36,557    (    42,950)
      Increase (decrease) in
        accounts payable                77,330    (     3,853)        18,395
      Increase (decrease) in
        gas imbalance payable      (     3,555)         1,194    (     2,093)
      Increase (decrease) in
        accrued liability               17,965         11,044    (     1,454)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $2,307,082     $1,874,720     $1,025,357
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   58,029)   ($   24,429)   ($   41,676)
   Proceeds from sale of oil
      and gas properties                 7,258        206,940           -
                                     ---------      ---------      ---------

   Net cash provided (used)
      by investing activities      ($   50,771)    $  182,511    ($   41,676)
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,658,142)   ($1,834,061)   ($  817,788)
                                     ---------      ---------      ---------
   Net cash used by
      financing activities         ($2,658,142)   ($1,834,061)   ($  817,788)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  401,831)    $  223,170     $  165,893

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              561,839        338,669        172,776
                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  160,008     $  561,839     $  338,669
                                     =========      =========      =========


                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------

                                          2001           2000
                                      -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents           $  440,024     $1,627,830
   Accounts receivable:
      Oil and gas sales                   687,090      1,815,573
                                        ---------      ---------
        Total current assets           $1,127,114     $3,443,403

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       2,553,810      2,565,859

DEFERRED CHARGE                            87,712        129,472
                                        ---------      ---------
                                       $3,768,636     $6,138,734
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  773,007     $  407,887
   Gas imbalance payable                    4,991         48,446
                                        ---------      ---------
      Total current liabilities        $  777,998     $  456,333

ACCRUED LIABILITY                      $  317,221     $  512,557

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  286,758)   ($  240,721)
   Limited Partners, issued and
      outstanding, 418,266 Units        2,960,175      5,410,565
                                        ---------      ---------
        Total Partners' capital        $2,673,417     $5,169,844
                                        ---------      ---------
                                       $3,768,636     $6,138,734
                                        =========      =========





                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001          2000           1999
                                  ------------  ------------   ------------
REVENUES:
   Oil and gas sales               $8,238,544    $10,477,026    $7,046,449
   Interest income                     53,027         87,675        27,474
   Gain on sale of
      oil and gas properties           55,511      1,324,494          -
                                    ---------     ----------     ---------
                                   $8,347,082    $11,889,195    $7,073,923

COSTS AND EXPENSES:
   Lease operating                 $2,974,088    $ 2,978,697    $3,504,062
   Production tax                     537,153        673,810       453,337
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  350,179        407,584       479,272
   General and
      administrative                  479,763        498,519       496,279
                                    ---------     ----------     ---------
                                   $4,341,183    $ 4,558,610    $4,932,950
                                    ---------     ----------     ---------

NET INCOME                         $4,005,899    $ 7,330,585    $2,140,973
                                    =========     ==========     =========
GENERAL PARTNER - NET
   INCOME                          $  261,289    $   378,449    $  124,846
                                    =========     ==========     =========
LIMITED PARTNERS - NET
   INCOME                          $3,744,610    $ 6,952,136    $2,016,127
                                    =========     ==========     =========

NET INCOME
  per Unit                         $     8.95    $     16.62    $     4.82
                                    =========     ==========     =========

UNITS OUTSTANDING                     418,266        418,266       418,266
                                    =========     ==========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                             Limited       General
                             Partners      Partner       Total
                           ------------   ----------  ------------

Balance, Dec. 31, 1998      $4,117,302    ($275,783)   $3,841,519
   Net income                2,016,127      124,846     2,140,973
   Cash distributions      ( 1,096,000)   ( 108,589)  ( 1,204,589)
                             ---------      -------     ---------

Balance, Dec. 31, 1999      $5,037,429    ($259,526)   $4,777,903
   Net income                6,952,136      378,449     7,330,585
   Cash distributions      ( 6,579,000)   ( 359,644)  ( 6,938,644)
                             ---------      -------     ---------

Balance, Dec. 31, 2000      $5,410,565    ($240,721)   $5,169,844
   Net income                3,744,610      261,289     4,005,899
   Cash distributions      ( 6,195,000)   ( 307,326)  ( 6,502,326)
                             ---------      -------     ---------

Balance, Dec. 31, 2001      $2,960,175    ($286,758)   $2,673,417
                             =========      =======     =========



                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                       2001            2000          1999
                                   ------------    ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $4,005,899      $7,330,585    $2,140,973
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     350,179         407,584       479,272
      Gain on sale of oil and
        gas properties             (    55,511)    ( 1,324,494)         -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales            1,128,483     (   412,508)  (   582,987)
      (Increase)decrease in
        deferred charge                 41,760     (    12,237)       10,422
      Increase in accounts
        payable                        365,120           9,123        95,875
      Increase (decrease) in
        gas imbalance payable      (    43,455)         13,544   (   143,616)
      Increase (decrease) in
        accrued liability          (   195,336)    (    18,105)      232,176
                                     ---------       ---------     ---------

   Net cash provided by
      operating activities          $5,597,139      $5,993,492    $2,232,115
                                     ---------       ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  338,130)    ($  224,656)  ($   79,519)
   Proceeds from sale of oil
      and gas properties                55,511       1,352,609        13,825
                                     ---------       ---------     ---------
   Net cash provided (used)
      by investing activities      ($  282,619)     $1,127,953   ($   65,694)
                                     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($6,502,326)    ($6,938,644)  ($1,204,589)
                                     ---------       ---------     ---------
   Net cash used by
      financing activities         ($6,502,326)    ($6,938,644)  ($1,204,589)
                                     ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($1,187,806)     $  182,801    $  961,832

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,627,830       1,445,029       483,197
                                     ---------       ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  440,024      $1,627,830    $1,445,029
                                     =========       =========     =========


                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------
                                          2001           2000
                                      ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents           $  144,433     $  754,880
   Accounts receivable:
      Oil and gas sales                   239,821        667,613
                                        ---------      ---------
        Total current assets           $  384,254     $1,422,493

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,948,551      2,163,648

DEFERRED CHARGE                            37,001         52,414
                                        ---------      ---------
                                       $2,369,806     $3,638,555
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   58,774     $   58,215
   Gas imbalance payable                    2,295         15,251
                                        ---------      ---------

      Total current liabilities        $   61,069     $   73,466

ACCRUED LIABILITY                      $  111,171     $  107,023

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  161,655)   ($  135,914)
   Limited Partners, issued and
      outstanding, 221,484 Units        2,359,221      3,593,980
                                        ---------      ---------
        Total Partners' capital        $2,197,566     $3,458,066
                                        ---------      ---------

                                       $2,369,806     $3,638,555
                                        =========      =========




                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                     2001           2000           1999
                                 ------------   ------------   ------------
REVENUES:
   Oil and gas sales              $2,934,300     $3,437,321     $2,314,446
   Interest income                    28,508         29,160         13,888
   Gain on sale of oil
      and gas properties             338,452        277,211        139,094
                                   ---------      ---------      ---------
                                  $3,301,260     $3,743,692     $2,467,428

COSTS AND EXPENSES:
   Lease operating                $  721,343     $  699,072     $  818,404
   Production tax                    170,150        168,163        107,706
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                 262,361        345,084        419,639
   General and
      administrative                 261,816        263,571        261,483
                                   ---------      ---------      ---------
                                  $1,415,670     $1,475,890     $1,607,232
                                   ---------      ---------      ---------

NET INCOME                        $1,885,590     $2,267,802     $  860,196
                                   =========      =========      =========
GENERAL PARTNER - NET
   INCOME                         $  103,349     $  125,735     $   59,101
                                   =========      =========      =========
LIMITED PARTNERS - NET
   INCOME                         $1,782,241     $2,142,067     $  801,095
                                   =========      =========      =========

NET INCOME
  per Unit                        $     8.05     $     9.67     $     3.62
                                   =========      =========      =========

UNITS OUTSTANDING                    221,484        221,484        221,484
                                   =========      =========      =========







                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                           Limited       General
                           Partners      Partner        Total
                         ------------   ----------   ------------

Balance, Dec. 31, 1998    $3,268,818    ($164,221)    $3,104,597
   Net income                801,095       59,101        860,196
   Cash distributions    (   494,000)   (  49,198)   (   543,198)
                           ---------      -------      ---------

Balance, Dec. 31, 1999    $3,575,913    ($154,318)    $3,421,595
   Net income              2,142,067      125,735      2,267,802
   Cash distributions    ( 2,124,000)   ( 107,331)   ( 2,231,331)
                           ---------      -------      ---------

Balance, Dec. 31, 2000    $3,593,980    ($135,914)    $3,458,066
   Net income              1,782,241      103,349      1,885,590
   Cash distributions    ( 3,017,000)   ( 129,090)   ( 3,146,090)
                           ---------      -------      ---------

Balance, Dec. 31, 2001    $2,359,221    ($161,655)    $2,197,566
                           =========      =======      =========



                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                    ------------    ----------   -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,885,590     $2,267,802     $860,196
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      262,361        345,084      419,639
      Gain on sale of oil and
        gas properties              (   338,452)   (   277,211)   ( 139,094)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               427,792    (   243,125)   ( 144,898)
      Decrease in deferred
        charge                           15,413          3,813       22,870
      Decrease in accounts
        receivable - other                 -              -           9,631
      Increase (decrease) in
        accounts payable                    559    (    19,592)   (  56,034)
      Decrease in gas
        imbalance payable           (    12,956)   (    39,841)   (  68,549)
      Increase (decrease) in
        accrued liability                 4,148    (    28,185)   (  36,527)
                                      ---------      ---------      -------

   Net cash provided by
      operating activities           $2,244,455     $2,008,745     $867,234
                                      ---------      ---------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   52,855)   ($  175,878)   ($ 69,027)
   Proceeds from sale of oil
      and gas properties                344,043        349,431      232,143
                                      ---------      ---------      -------

   Net cash provided
      by investing activities        $  291,188     $  173,553     $163,116
                                      ---------      ---------      -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,146,090)   ($2,231,331)   ($543,198)
                                      ---------      ---------      -------
   Net cash used by
      financing activities          ($3,146,090)   ($2,231,331)   ($543,198)
                                      ---------      ---------      -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  610,447)   ($   49,033)    $487,152

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               754,880        803,913      316,761
                                      ---------      ---------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  144,433     $  754,880     $803,913
                                      =========      =========      =======

                     The accompanying notes are an integral
                      part of these financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                               PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Balance Sheets
                     December 31, 2001 and 2000

                               ASSETS
                               ------
                                          2001           2000
                                      ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents           $  100,271     $  434,158
   Accounts receivable:
      Oil and gas sales                   146,838        393,688
                                        ---------      ---------
        Total current assets           $  247,109     $  827,846

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,064,542      1,154,241

DEFERRED CHARGE                            24,379         35,238
                                        ---------      ---------
                                       $1,336,030     $2,017,325
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   43,676     $   35,944
   Gas imbalance payable                     -             6,446
                                        ---------      ---------

      Total current liabilities        $   43,676     $   42,390

ACCRUED LIABILITY                      $   68,289     $   71,912

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    (    93,950)   (    79,337)
   Limited Partners, issued and
      outstanding, 121,925 Units        1,318,015      1,982,360
                                        ---------      ---------
        Total Partners' capital        $1,224,065     $1,903,023
                                        ---------      ---------

                                       $1,336,030     $2,017,325
                                        =========      =========



                     The accompanying notes are an integral
                       part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000          1999
                                  ------------   ------------  ------------
REVENUES:
   Oil and gas sales               $1,700,058     $2,050,390    $1,439,700
   Interest income                     16,613         16,417         7,733
   Gain on sale of oil
      and gas properties              220,939        241,256       124,908
                                    ---------      ---------     ---------
                                   $1,937,610     $2,308,063    $1,572,341

COSTS AND EXPENSES:
   Lease operating                 $  450,062     $  452,963    $  529,060
   Production tax                      97,654         99,277        64,851
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  141,762        172,725       206,953
   General and
      administrative                  151,822        146,053       144,031
                                    ---------      ---------     ---------
                                   $  841,300     $  871,018    $  944,895
                                    ---------      ---------     ---------

NET INCOME                         $1,096,310     $1,437,045    $  627,446
                                    =========      =========     =========
GENERAL PARTNER - NET
   INCOME                          $   59,655     $   77,940    $   39,264
                                    =========      =========     =========
LIMITED PARTNERS - NET
   INCOME                          $1,036,655     $1,359,105    $  588,182
                                    =========      =========     =========

NET INCOME
  per Unit                         $     8.50     $    11.15    $     4.82
                                    =========      =========     =========

UNITS OUTSTANDING                     121,925        121,925       121,925
                                    =========      =========     =========




                     The accompanying notes are an integral
                      part of these financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2001, 2000, and 1999


                            Limited       General
                            Partners      Partner       Total
                          ------------    ---------   ------------

Balance, Dec. 31, 1998     $1,672,073     ($99,974)    $1,572,099
   Net income                 588,182       39,264        627,446
   Cash distributions     (   304,000)    ( 30,335)   (   334,335)
                            ---------       ------      ---------

Balance, Dec. 31, 1999     $1,956,255     ($91,045)    $1,865,210
   Net income               1,359,105       77,940      1,437,045
   Cash distributions     ( 1,333,000)    ( 66,232)   ( 1,399,232)
                            ---------       ------      ---------

Balance, Dec. 31, 2000     $1,982,360     ($79,337)    $1,903,023
   Net income               1,036,655       59,655      1,096,310
   Cash distributions     ( 1,701,000)    ( 74,268)   ( 1,775,268)
                            ---------       ------      ---------

Balance, Dec. 31, 2001     $1,318,015     ($93,950)    $1,224,065
                            =========       ======      =========



                     The accompanying notes are an integral
                      part of these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999

                                      2001           2000           1999
                                  ------------   ------------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,096,310     $1,437,045      $627,446
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    141,762        172,725       206,953
      Gain on sale of oil and
        gas properties            (   220,939)   (   241,256)    ( 124,908)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             246,850    (   134,164)    (  95,723)
      Decrease in accounts
        receivable - other               -              -            6,369
      Decrease in deferred
        charge                         10,859          1,239        13,903
      Increase (decrease) in
        accounts payable                7,732    (    12,667)    (  25,224)
      Decrease in gas
        imbalance payable         (     6,446)   (     1,102)    (  52,767)
      Decrease in accrued
        liability                 (     3,623)   (     8,157)    (  31,152)
                                    ---------      ---------       -------

   Net cash provided by
      operating activities         $1,272,505     $1,213,663      $524,897
                                    ---------      ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   53,457)   ($  103,365)    ($ 38,468)
   Proceeds from sale of oil
      and gas properties              222,333        247,866       153,574
                                    ---------      ---------       -------

   Net cash provided
      by investing activities      $  168,876     $  144,501      $115,106
                                    ---------      ---------       -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,775,268)   ($1,399,232)    ($334,335)
                                    ---------      ---------       -------
   Net cash used by
      financing activities        ($1,775,268)   ($1,399,232)    ($334,335)
                                    ---------      ---------       -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  333,887)   ($   41,068)     $305,668

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             434,158        475,226       169,558
                                    ---------      ---------       -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  100,271     $  434,158      $475,226
                                    =========      =========       =======




                     The accompanying notes are an integral
                      part of these financial statements.

       GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                    Notes to Financial Statements
        For the Years Ended December 31, 2001, 2000, and 1999


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

      Pursuant to the terms of the partnership agreements for the Partnerships, the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the terms of the III-D, III-E, III-F and III-G Partnerships for the first two-year extension period, and the III-A, III-B, and III-C Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                    Initial         Extensions       Current
  Partnership  Termination Date     Exercised    Termination Date
  -----------  -----------------    ----------   ----------------

    III-A      November 22, 1999         2       November 22, 2003
    III-B      January 24, 2000        . 2       January 24, 2004
    III-C      February 28, 2000         2       February 28, 2004
    III-D      September 5, 2000         1       September 5, 2002
    III-E      December 26, 2000         1       December 26, 2002
    III-F      March 7, 2001             1       March 7, 2003
    III-G      September 20, 2001        1       September 20, 2003


      An affiliate of the General Partner owned the following Units at December 31, 2001:

                              Number of        Percent of
           Partnership       Units Owned       Outstanding
           -----------       -----------       -----------

              III-A            50,534             19.1%
              III-B            26,843             19.4%
              III-C            51,969             21.3%
              III-D            29,831             22.8%
              III-E            98,760             23.6%
              III-F            53,327             24.1%
              III-G            29,186             23.9%

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


      Allocation of Costs and Revenues

      The terms of each Partnership's Limited Partnership Agreement (the "Partnership Agreement") allocate costs and income between the Limited Partners and the General Partner as follows:

                           Before Payout (1)     After Payout(1)
                           -------------------  ------------------
                           General    Limited   General   Limited
                           Partner    Partners  Partner   Partners
                           --------   --------  --------  --------
        Costs(2)
------------------------
Sales commissions, payment
   for organization and
   offering costs and
   management fee             1%         99%        -         -
Property acquisition
   costs                      1%         99%        1%       99%
Identified development
   drilling                   1%         99%        1%       99%
Development drilling(2)       5%         95%       15%       85%
General and administra-
   tive costs, direct
   administrative costs
   and operating costs(2)     5%         95%       15%       85%

        Income(2)
------------------------
Temporary investments of
   Limited Partners'
   subscriptions              1%         99%        1%       99%
Income from oil and gas
   production(2)              5%         95%       15%       85%
Gain on sale of
   producing properties(2)    5%         95%       15%       85%
All other income(2)           5%         95%       15%       85%

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

      The III-A and III-B Partnerships achieved payout during the second quarter of 2000 and first quarter of 1998, respectively. The III-D and III-E Partnerships achieved payout during the third quarter of 2001, and the III-C
Partnership achieved payout during the fourth quarter of 2001. After payout, operations for the III-A, III-C, III-D, and III-E Partnerships were allocated using the 10%/90% after payout percentages described in Footnote 2 to the table above. Operations for the III-B Partnership were allocated using the 15%/85% after payout percentages described in such footnote.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2001, 2000, and 1999 were as follows:

           Partnership    2001      2000       1999
           -----------    -----     -----      -----

              III-A       $2.42     $1.70      $2.82
              III-B        2.50      1.65       2.71
              III-C        2.17      1.54       2.59
              III-D        1.04      1.95       1.48
              III-E         .95       .93        .93
              III-F        2.01      2.26       2.36
              III-G        1.89      1.97       1.91


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2001. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2001 and 2000, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                             2001                 2000
                     ------------------     ------------------
      Partnership      Mcf      Amount        Mcf      Amount
      -----------    -------   --------     -------   --------

         III-A       399,831   $347,573     400,063   $347,775
         III-B       231,435    255,990     234,419    259,291
         III-C       124,973     73,472     153,169     90,048
         III-D        11,382     11,614      15,538     15,855
         III-E        44,499     87,712      65,685    129,472
         III-F        33,491     37,001      47,422     52,414
         III-G        17,654     24,379      25,518     35,238


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2001 and 2000, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            2001                  2000
                     ------------------     ------------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       -------   --------     -------   --------

      III-A           47,121   $ 40,963      61,693   $ 53,630
      III-B           17,502     19,358      26,291     29,080
      III-C          283,924    168,448     270,383    158,958
      III-D          202,944    210,194     188,386    192,229
      III-E          160,936    317,221     260,036    512,557
      III-F          100,546    111,171      96,871    107,023
      III-G           49,452     68,289      52,076     71,912


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2001 and 2000 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           2001                   2000
                     ------------------     ------------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       -------   --------     -------   --------

      III-A          21,224    $31,836      22,980    $34,470
      III-B           9,550     14,325      10,995     16,493
      III-C          27,149     40,724      11,111     16,667
      III-D            -          -          2,370      3,555
      III-E           3,327      4,991      32,297     48,446
      III-F           1,530      2,295      10,167     15,251
      III-G            -          -          4,297      6,446


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


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General

Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2001, 2000, and 1999:

           Partnership      2001         2000         1999
           -----------    --------     --------     --------

              III-A       $277,872     $277,872     $277,872
              III-B        145,620      145,620      145,620
              III-C        257,412      257,412      257,412
              III-D        137,904      137,904      137,904
              III-E        440,280      440,280      440,280
              III-F        233,136      233,136      233,136
              III-G        128,340      128,340      128,340


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



3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2001, 2000, and 1999:

   Partnership           Purchaser              Percentage
   -----------   ------------------------   -----------------------
                                            2001     2000     1999
                                            -----    -----    -----

      III-A      Phibro Energy, Inc.
                   ("Phibro")               27.9%    23.9%    22.8%
                 Valero Industrial Gas
                   L.P. ("Valero")          25.2%    24.8%    27.2%
                 El Paso Energy Marketing
                   Company ("El Paso")      18.3%    24.1%    26.7%
                 Conoco, Inc.               11.4%      -        -

      III-B      Phibro                     32.0%    25.6%    25.4%
                 Valero                     20.3%    18.8%    21.4%
                 El Paso                    14.4%    18.1%    20.2%
                 Conoco, Inc.               13.0%      -        -
                 Sun Refining & Marketing
                   Company                    -      14.2%    17.0%

      III-C      El Paso                    63.5%    58.2%    59.0%

      III-D      El Paso                    66.7%    56.6%    58.5%
                 Eaglwing Trading, Inc.
                   ("Eaglwing")             15.2%    21.8%    15.8%

      III-E      Eaglwing                   36.3%    43.8%    35.4%
                 El Paso                    21.7%    16.3%    12.1%

      III-F      El Paso                    45.8%    37.8%    28.2%
                 Eaglwing                   11.1%    13.5%      -
                 Amoco Production Co.         -      11.1%    10.6%

      III-G      El Paso                    40.4%    31.6%    23.7%
                 Eaglwing                   12.9%    14.9%      -
                 Amoco Production Co.         -      12.2%    11.5%

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                III-A Partnership
                                -----------------

                                          2001           2000
                                      -------------  -------------

   Proved properties                   $15,858,277    $15,563,951

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 14,551,781)  ( 14,050,530)
                                        ----------     ----------
        Net oil and gas
           properties                  $ 1,306,496    $ 1,513,421
                                        ==========     ==========

                          III-B Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $ 9,523,020    $ 9,323,727

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  (  8,772,989)  (  8,466,387)
                                        ----------     ----------
        Net oil and gas
           properties                  $   750,031    $   857,340
                                        ==========     ==========


                          III-C Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $18,107,950    $17,983,626

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 16,287,273)    15,919,687)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,820,677    $ 2,063,939
                                        ==========     ==========

                          III-D Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $10,836,991    $10,778,960

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 10,101,069)  (  9,975,618)
                                        ----------     ----------

        Net oil and gas
           properties                  $   735,922    $   803,342
                                        ==========     ==========

                          III-E Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $32,121,545    $32,150,380

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 29,567,735)  ( 29,584,521)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 2,553,810    $ 2,565,859
                                        ==========     ==========

                          III-F Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $13,943,734    $15,201,085

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  ( 11,995,183)  ( 13,037,437)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,948,551    $ 2,163,648
                                        ==========     ==========

                          III-G Partnership
                          -----------------

                                          2001           2000
                                      -------------  -------------
   Proved properties                   $ 7,876,840    $ 8,618,076

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                  (  6,812,298)  (  7,463,835)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,064,542    $ 1,154,241
                                        ==========     ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2001, 2000, and 1999. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2001, 2000, and 1999 were as follows:

           Partnership      2001        2000       1999
           -----------    --------    --------   --------

              III-A       314,177     $ 13,509   $ 8,919
              III-B       207,751        8,907     2,915
              III-C       128,049       25,540    44,522
              III-D        58,029       24,429    41,676
              III-E       338,130      224,656    79,519
              III-F        52,855      175,878    69,027
              III-G        53,457      103,365    38,468


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2001, 2000, and 1999 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                          III-A Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, Dec. 31, 1998              92,124     4,729,415
   Production                             ( 35,784)   (  665,717)
   Revision of previous
      estimates                             65,715        59,622
                                           -------     ---------

Proved reserves, Dec. 31, 1999             122,055     4,123,320
   Production                             ( 49,908)   (  678,985)
   Sale of minerals in place              (  2,217)   (    1,198)
   Extensions and discoveries                3,244       413,970
   Revision of previous
      estimates                             61,667       770,780
                                           -------     ---------

Proved reserves, Dec. 31, 2000             134,841     4,627,887
   Production                             ( 82,520)   (  791,697)
   Sale of minerals in place              (    137)   (    7,596)
   Extensions and discoveries              107,611       362,597
   Revision of previous
      estimates                             31,991    (  169,430)
                                           -------     ---------

Proved reserves, Dec. 31, 2001             191,786     4,021,761
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       116,761     4,061,061
                                           =======     =========
   December 31, 2000                       129,658     4,576,603
                                           =======     =========
   December 31, 2001                       186,601     3,970,473
                                           =======     =========

                          III-B Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1998              91,163     2,174,036
   Production                             ( 33,676)   (  299,745)
   Revision of previous
      estimates                             65,332        36,674
                                           -------     ---------

Proved reserves, Dec. 31, 1999             122,819     1,910,965
   Production                             ( 40,544)   (  326,603)
   Extensions and discoveries                1,339        78,049
   Revision of previous
      estimates                             45,163       419,129
                                           -------     ---------

Proved reserves, Dec. 31, 2000             128,777     2,081,540
   Production                             ( 58,965)   (  400,249)
   Sale of minerals in place              (     58)   (    3,203)
   Extensions and discoveries               70,945       239,174
   Revision of previous
      estimates                           (  5,797)   (   65,431)
                                           -------     ---------

Proved reserves, Dec. 31, 2001             134,902     1,851,831
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       119,351     1,872,029
                                           =======     =========
   December 31, 2000                       125,359     2,047,715
                                           =======     =========
   December 31, 2001                       131,480     1,817,998
                                           =======     =========

                          III-C Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1998             134,669     5,768,481
   Production                             ( 23,931)   (  997,209)
   Sale of minerals in place              (    491)   (    4,139)
   Revision of previous
      estimates                             38,601       606,130
                                           -------     ---------

Proved reserves, Dec. 31, 1999             148,848     5,373,263
   Production                             ( 19,431)   (  994,305)
   Sale of minerals in place              (    495)   (      262)
   Extensions and discoveries                  561        29,368
   Revision of previous
      estimates                           (  2,240)    1,004,626
                                           -------     ---------

Proved reserves, Dec. 31, 2000             127,243     5,412,690
   Production                             ( 14,973)   (  935,377)
   Sale of minerals in place              (    303)   (    5,635)
   Extensions and discoveries                1,758        57,794
   Revision of previous
      estimates                           ( 28,572)      602,560
                                           -------     ---------

Proved reserves, Dec. 31, 2001              85,153     5,132,032
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       148,826     5,371,134
                                           =======     =========
   December 31, 2000                       127,243     5,412,690
                                           =======     =========
   December 31, 2001                        85,153     5,132,032
                                           =======     =========

                          III-D Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1998             125,866     2,838,890
   Production                             ( 36,148)   (  716,804)
   Extensions and discoveries                2,478        18,856
   Revision of previous
      estimates                            283,892       659,001
                                           -------     ---------

Proved reserves, Dec. 31, 1999             376,088     2,799,943
   Production                             ( 31,388)   (  629,117)
   Sale of minerals in place              (  4,343)   (  124,420)
   Revision of previous
      estimates                             18,964       909,263
                                           -------     ---------

Proved reserves, Dec. 31, 2000             359,321     2,955,669
   Production                             ( 27,570)   (  561,664)
   Sale of minerals in place              (     27)   (      572)
   Extensions and discoveries                 -          164,924
   Revision of previous
      estimates                           (134,351)      390,180
                                           -------     ---------

Proved reserves, Dec. 31, 2001             197,373     2,948,537
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       376,088     2,799,943
                                           =======     =========
   December 31, 2000                       359,321     2,955,669
                                           =======     =========
   December 31, 2001                       197,373     2,948,537
                                           =======     =========

                          III-E Partnership
                          -----------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                          ----------- ------------

Proved reserves, Dec. 31, 1998               601,310    8,016,475
   Production                             (  205,197)  (1,856,697)
   Extensions and discoveries                  2,322       92,291
   Revision of previous
      estimates                            1,945,590    1,828,696
                                           ---------   ----------

Proved reserves, Dec. 31, 1999             2,344,025    8,080,765
   Production                             (  183,876)  (1,526,586)
   Sale of minerals in place              (   31,281)  (  930,134)
   Extensions and discoveries                  4,225    1,879,168
   Revision of previous
      estimates                               83,030    1,448,318
                                           ---------    ---------

Proved reserves, Dec. 31, 2000             2,216,123    8,951,531
   Production                             (  162,557)  (1,226,795)
   Sale of minerals in place              (    1,513)        -
   Extensions and discoveries                    121    1,154,075
   Revision of previous
      estimates                           (  927,113)  (   44,375)
                                           ---------    ---------

Proved reserves, Dec. 31, 2001             1,125,061    8,834,436
                                           =========    =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       2,344,025    8,080,765
                                           =========    =========
   December 31, 2000                       2,216,123    8,951,531
                                           =========    =========
   December 31, 2001                       1,125,061    8,834,436
                                           =========    =========

                          III-F Partnership
                          -----------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1998             231,882     4,726,953
   Production                             ( 55,619)   (  732,832)
   Sale of minerals in place              ( 17,463)   (   42,191)
   Extensions and discoveries                1,948        77,500
   Revision of previous
      estimates                            229,061       135,100
                                           -------     ---------

Proved reserves, Dec. 31, 1999             389,809     4,164,530
   Production                             ( 43,620)   (  654,833)
   Sale of minerals in place              ( 47,792)   (   35,496)
   Extensions and discoveries                3,553     1,577,994
   Revision of previous
      estimates                             50,634       480,654
                                           -------     ---------

Proved reserves, Dec. 31, 2000             352,584     5,532,849
   Production                             ( 27,090)   (  621,792)
   Sale of minerals in place              ( 90,178)         -
   Revision of previous
      estimates                           ( 20,901)   (  295,205)
                                           -------     ---------

Proved reserves, Dec. 31, 2001             214,415     4,615,852
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       389,809     4,164,530
                                           =======     =========
   December 31, 2000                       352,584     5,532,849
                                           =======     =========
   December 31, 2001                       214,415     4,615,852
                                           =======     =========

                          III-G Partnership
                          -----------------


                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   ------------

Proved reserves, Dec. 31, 1998             171,790     2,525,720
   Production                             ( 40,292)   (  409,664)
   Sale of minerals in place              ( 11,547)   (   27,863)
   Extensions and discoveries                1,135        38,608
   Revision of previous
      estimates                            171,902       141,982
                                           -------     ---------

Proved reserves, Dec. 31, 1999             292,988     2,268,783
   Production                             ( 32,013)   (  333,031)
   Sale of minerals in place              ( 32,702)   (   18,518)
   Extensions and discoveries                2,229       785,422
   Revision of previous
      estimates                             35,525       244,390
                                           -------     ---------

Proved reserves, Dec. 31, 2000             266,027     2,947,046
   Production                             ( 20,694)   (  326,795)
   Sale of minerals in place              ( 59,425)   (       13)
   Extensions and discoveries               10,720         5,763
   Revision of previous
      estimates                           ( 14,664)   (  144,618)
                                           -------     ---------

Proved reserves, Dec. 31, 2001             181,964     2,481,383
                                           =======     =========

PROVED DEVELOPED RESERVES:
   December 31, 1999                       292,988     2,268,783
                                           =======     =========
   December 31, 2000                       266,027     2,947,046
                                           =======     =========
   December 31, 2001                       181,964     2,481,383
                                           =======     =========

5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                                III-A Partnership
                               -----------------

                                                 2001
                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $1,676,351   $1,200,987    $1,546,060   $1,040,744
Gross Profit (1)           1,460,853      920,839     1,373,466      688,894
Net Income                 1,299,729      780,227     1,181,228      354,907
Limited Partners'
   Net Income
   Per Unit                     4.41         2.64          3.99         1.12

                                                 2000
                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $659,856        $898,662    $1,116,537  $1,469,891
Gross Profit (1)           440,708         665,684       874,985   1,310,358
Net Income                 248,632         497,207       693,305   1,260,648
Limited Partners'
   Net Income
   Per Unit                    .88            1.67          2.26        4.37


------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-B Partnership
                                -----------------
                                                2001
                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $911,955      $677,519       $959,292    $617,105
Gross Profit (1)           781,858       497,083        858,704     397,480
Net Income                 688,517       421,221        750,031     190,329
Limited Partners'
   Net Income
   Per Unit                   4.20          2.55           4.55        1.00

                                                2000

                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $455,515      $531,702      $675,453     $814,438
Gross Profit (1)           320,227       391,599       519,487      720,514
Net Income                 214,011       300,566       418,714      695,619
Limited Partners'
   Net Income
   Per Unit                   1.26          1.80         2.51          4.30


--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-C Partnership
                               -----------------

                                                    2001
                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $1,996,751    $1,250,276    $  631,439   $  577,066
Gross Profit (1)           1,696,948     1,039,204       473,118      265,885
Net Income                 1,539,290       903,129       343,758       31,234
Limited Partners'
   Net Income
   Per Unit                     5.97          3.50          1.33          .05

                                                    2000

                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $  728,078   $  942,965    $1,125,883   $1,455,642
Gross Profit (1)             527,295      772,897       892,295    1,081,257
Net Income                   338,583      621,526       721,923    1,016,070
Limited Partners'
   Net Income
   Per Unit                     1.30         2.41          2.79         3.95


--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-D Partnership
                                -----------------

                                                    2001
                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $1,284,101     $807,022     $463,488      $385,362
Gross Profit (1)           1,014,038      607,400      329,296        74,568
Net Income                   929,959      540,606      264,281         2,224
Limited Partners'
   Net Income (Loss)
   Per Unit                     6.74         3.91         1.80     (     .01)

                                                    2000

                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $  836,099    $699,860       $824,520    $961,560
Gross Profit (1)             620,659     531,985        618,260     655,572
Net Income                   522,188     452,016        530,203     498,359
Limited Partners'
   Net Income
   Per Unit                     3.77        3.27           3.83        3.58


----------------------
(1) Total revenues less oil and gas production expenses.

                                III-E Partnership
                                -----------------

                                                    2001

                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $3,217,137   $2,258,312    $1,596,992   $1,274,641
Gross Profit (1)           2,177,211    1,419,655     1,076,003      162,972
Net Income (Loss)          1,961,324    1,233,699       891,726  (    80,850)
Limited Partners'
   Net Income (Loss)
   Per Unit                     4.45         2.80          1.90  (       .20)

                                                    2000

                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $3,791,774   $2,619,019   $2,508,516   $2,969,886
Gross Profit (1)           2,842,907    1,789,356    1,643,189    1,961,236
Net Income                 2,576,370    1,559,810    1,423,014    1,771,391
Limited Partners'
   Net Income
   Per Unit                     5.84         3.54         3.22        4.02


----------------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-F Partnership
                                -----------------

                                                    2001

                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $1,592,872   $  823,646     $502,921    $  381,821
Gross Profit (1)           1,287,969      586,836      328,503       206,459
Net Income                 1,142,811      471,258      212,852        58,669
Limited Partners'
   Net Income
   Per Unit                     4.89         2.02         .90            .24

                                                    2000

                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter      Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $  815,190    $1,028,017    $731,451     $1,169,034
Gross Profit (1)             569,885       820,395     528,604        957,573
Net Income                   377,397       663,401     387,177        839,827
Limited Partners'
   Net Income
   Per Unit                     1.60          2.83        1.65           3.59


-----------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-G Partnership
                                -----------------

                                                    2001

                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues            $931,302       $466,708     $297,644     $241,956
Gross Profit (1)           751,876        323,058      184,591      130,369
Net Income                 665,732        259,663      121,402       49,513
Limited Partners'
   Net Income
   Per Unit                   5.18           2.01          .94          .37


                                                    2000

                          ---------------------------------------------------
                            First        Second         Third      Fourth
                           Quarter       Quarter       Quarter     Quarter
                          ---------     ---------     ---------   -----------

Total Revenues            $489,944       $664,837      $478,149    $675,133
Gross Profit (1)           332,001        532,654       352,629     538,539
Net Income                 236,332        451,433       279,426     469,854
Limited Partners'
   Net Income
   Per Unit                   1.83           3.50          2.17        3.65


---------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                          INDEX TO EXHIBITS
                          -----------------

Exh.
No.        Exhibit
-----      -------

4.1 Agreement of Limited Partnership dated November 17, 1989 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.2 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-A.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit
           4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.4 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-A filed as
           Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.5 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A.

 4.6 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-A filed as
           Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.7 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as
           Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.8 Fifth Amendment to Agreement of Limited Partnership dated November 15, 1999 for Geodyne Energy Income Limited Partnership III-A filed as
           Exhibit 4.25 to

           Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.9 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-A.

 4.10 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.11      Certificate  of  Limited   Partnership  dated  January  24, 1990  for
           Geodyne Energy Income Limited Partnership III-B.

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

 4.14 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-B filed as
           Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.15 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B.

 4.16 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
           Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.17 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as
           Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.18 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B.

 4.19 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.20      Certificate  of  Limited   Partnership   dated  February 26, 1990 for
           Geodyne Energy Income Limited Partnership III-C.

 4.21 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
           4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.22 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
           Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.23 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
           Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.24 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C.

 4.25 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
           Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as
           Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

*4.27 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C.

 4.28 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.29 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D.

 4.30 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
           4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.31 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
           Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.32 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
           Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.33 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D.

 4.34 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as
           Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as
           Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.36 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.37 Certificate of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E.

 4.38 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
           4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
           Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.40 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
           Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.41 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E.

 4.42 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as
           Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.43 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income

           Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.45 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F.

 4.46 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit
           4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
           Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.48 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F.

 4.49 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
           Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as
           Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.51 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as
           Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Agreement of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.53 Certificate of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G.

 4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit
           4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
           Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G filed as
           Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.57 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-G.

 4.58 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G filed as
           Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.59 Fifth Amendment to Agreement of Limited Partnership dated September 6, 2001, for the Geodyne Energy Income Limited Partnership III-G.

*23.1 Consent of Ryder Scott Company, L.P.for Geodyne Energy Income Limited Partnership III-A.

*23.2 Consent of Ryder Scott Company, L.P.for Geodyne Energy Income Limited Partnership III-B.

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