Form 10-Q
period 2002-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C
filed 2002-05-13
CIK 860745, 879815, 873739, 872121, 870229, 863835, 863837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  595,269       $  874,852
   Accounts receivable:
      Oil and gas sales                           520,297          557,898
                                               ----------       ----------
        Total current assets                   $1,115,566       $1,432,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,282,285        1,306,496

DEFERRED CHARGE                                   294,499          347,573
                                               ----------       ----------
                                               $2,692,350       $3,086,819
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  167,991       $  201,567
   Gas imbalance payable                           31,836           31,836
                                               ----------       ----------
        Total current liabilities              $  199,827       $  233,403

ACCRUED LIABILITY                              $   40,963       $   40,963

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,606)     ($  114,834)
   Limited Partners, issued and
      outstanding, 263,976 units                2,531,166        2,927,287
                                               ----------       ----------
        Total Partners' capital                $2,451,560       $2,812,453
                                               ----------       ----------
                                               $2,692,350       $3,086,819
                                               ==========       ==========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $959,348          $1,664,876
   Interest income                               2,369              11,475
                                              --------          ----------
                                              $961,717          $1,676,351

COSTS AND EXPENSES:
   Lease operating                            $223,782          $  103,580
   Production tax                               39,942             111,918
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                99,446              71,581
   General and administrative
      (Note 2)                                  90,111              89,543
                                              --------          ----------
                                              $453,281          $  376,622
                                              --------          ----------

NET INCOME                                    $508,436          $1,299,729
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 59,557          $  135,268
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $448,879          $1,164,461
                                              ========          ==========
NET INCOME per unit                           $   1.70          $     4.41
                                              ========          ==========
UNITS OUTSTANDING                              263,976             263,976
                                              ========          ==========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $508,436         $1,299,729
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               99,446             71,581
      (Increase) decrease in accounts
        receivable - oil and gas sales           37,601        (    40,683)
      Decrease in deferred charge                53,074                  -
      Increase (decrease) in accounts
        payable                               (  33,576)             6,636
                                               --------         ----------
Net cash provided by operating
   activities                                  $664,981         $1,337,263
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 80,816)        $        -
   Proceeds from sale of oil and
      gas properties                              5,581                654
                                               --------         ----------
Net cash provided (used) by investing
   activities                                 ($ 75,235)        $      654
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($869,329)       ($1,010,056)
                                               --------         ----------
Net cash used by financing activities         ($869,329)       ($1,010,056)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($279,583)        $  327,861

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          874,852            910,878
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $595,269         $1,238,739
                                               ========         ==========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  344,643        $  494,899
   Accounts receivable:
      Oil and gas sales                          320,339           329,826
                                              ----------        ----------
        Total current assets                  $  664,982        $  824,725

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 738,403           750,031

DEFERRED CHARGE                                  211,446           255,990
                                              ----------        ----------
                                              $1,614,831        $1,830,746
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  107,311        $  123,265
   Gas imbalance payable                          14,325            14,325
                                              ----------        ----------
        Total current liabilities             $  121,636        $  137,590

ACCRUED LIABILITY                             $   19,358        $   19,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   34,023)      ($   67,276)
   Limited Partners, issued and
      outstanding, 138,336 units               1,507,860         1,741,074
                                              ----------        ----------
        Total Partners' capital               $1,473,837        $1,673,798
                                              ----------        ----------
                                              $1,614,831        $1,830,746
                                              ==========        ==========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $598,584          $905,850
   Interest income                                 1,289             6,105
                                                --------          --------
                                                $599,873          $911,955

COSTS AND EXPENSES:
   Lease operating                              $149,433          $ 69,132
   Production tax                                 32,945            60,965
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  61,804            39,020
   General and administrative
      (Note 2)                                    53,049            54,321
                                                --------          --------
                                                $297,231          $223,438
                                                --------          --------

NET INCOME                                      $302,642          $688,517
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 53,856          $107,825
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $248,786          $580,692
                                                ========          ========
NET INCOME per unit                             $   1.80          $   4.20
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                                ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $302,642          $688,517
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                61,804            39,020
      Decrease (increase) in accounts
        receivable - oil and gas sales             9,487         (  16,598)
      Decrease in deferred charge                 44,544                 -
      Increase (decrease) in accounts
        payable                                (  15,954)            2,938
                                                --------          --------
Net cash provided by operating
   activities                                   $402,523          $713,877
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 53,306)         $      -
   Proceeds from sale of oil and
      gas properties                               3,130               394
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 50,176)         $    394
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($502,603)        ($585,231)
                                                --------          --------
Net cash used by financing activities          ($502,603)        ($595,231)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($150,256)         $129,040

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           494,899           496,576
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $344,643          $625,616
                                                ========          ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  345,647        $  371,012
   Accounts receivable:
      Oil and gas sales                          344,651           362,134
                                              ----------        ----------
        Total current assets                  $  690,298        $  733,146

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,754,573         1,820,677

DEFERRED CHARGE                                   73,472            73,472
                                              ----------        ----------
                                              $2,518,343        $2,627,295
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  127,955        $   86,399
   Gas imbalance payable                          40,724            40,724
                                              ----------        ----------
        Total current liabilities             $  168,679        $  127,123

ACCRUED LIABILITY                             $  168,448        $  168,448

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  169,906)      ($  175,495)
   Limited Partners, issued and
      outstanding, 244,536 units               2,351,122         2,507,219
                                              ----------        ----------
        Total Partners' capital               $2,181,216        $2,331,724
                                              ----------        ----------
                                              $2,518,343        $2,627,295
                                              ==========        ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $570,569        $1,985,625
   Interest income                                 1,209            11,126
                                                --------        ----------
                                                $571,778        $1,996,751

COSTS AND EXPENSES:
   Lease operating                              $187,843        $  156,457
   Production tax                                 32,228           143,346
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  67,492            73,578
   General and administrative
      (Note 2)                                    84,375            84,080
                                                --------        ----------
                                                $371,938        $  457,461
                                                --------        ----------

NET INCOME                                      $199,840        $1,539,290
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 25,937        $   79,351
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $173,903        $1,459,939
                                                ========        ==========
NET INCOME per unit                             $    .71        $     5.97
                                                ========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                                ========        ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                 2002               2001
                                               ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $199,840         $1,539,290
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               67,492             73,578
      (Increase) decrease in accounts
        receivable - oil and gas sales           17,483        (    28,020)
      Increase (decrease) in accounts
        payable                                  41,556        (    24,741)
                                               --------         ----------
Net cash provided by operating
   activities                                  $326,371         $1,560,107
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  1,439)       ($   82,101)
   Proceeds from sale of oil and gas
      properties                                     51                  -
                                               --------         ----------
Net cash used by investing activities         ($  1,388)       ($   82,101)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($350,348)       ($  964,043)
                                               --------         ----------
Net cash used by financing activities         ($350,348)       ($  964,043)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 25,365)        $  513,963

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          371,012            903,268
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $345,647         $1,417,231
                                               ========         ==========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  169,803        $  160,008
   Accounts receivable:
      Oil and gas sales                          243,158           250,386
                                              ----------        ----------
        Total current assets                  $  412,961        $  410,394

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 734,260           735,922

DEFERRED CHARGE                                   11,614            11,614
                                              ----------        ----------
                                              $1,158,835        $1,157,930
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  142,055        $  147,868
                                              ----------        ----------
        Total current liabilities             $  142,055        $  147,868

ACCRUED LIABILITY                             $  210,194        $  210,194

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,606)      ($   72,956)
   Limited Partners, issued and
      outstanding, 131,008 units                 870,192           872,824
                                              ----------        ----------
        Total Partners' capital               $  806,586        $  799,868
                                              ----------        ----------
                                              $1,158,835        $1,157,930
                                              ==========        ==========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------        -----------

REVENUES:
   Oil and gas sales                            $409,027        $1,277,047
   Interest income                                   433             7,054
                                                --------        ----------
                                                $409,460        $1,284,101

COSTS AND EXPENSES:
   Lease operating                              $193,506        $  182,244
   Production tax                                 28,362            87,819
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,998            31,853
   General and administrative
      (Note 2)                                    50,878            52,226
                                                --------        ----------
                                                $300,744        $  354,142
                                                --------        ----------

NET INCOME                                      $108,716        $  929,959
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 13,348        $   47,419
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $ 95,368        $  882,540
                                                ========        ==========
NET INCOME per unit                             $    .73        $     6.74
                                                ========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                                ========        ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                   2002           2001
                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $108,716        $929,959
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                27,998          31,853
      (Increase) decrease in accounts
        receivable - oil and gas sales             7,228       (  18,398)
      Increase (decrease) in accounts
        payable                                (   5,813)          4,433
                                                --------        --------
Net cash provided by operating
   activities                                   $138,129        $947,847
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 26,336)      ($  8,808)
                                                --------        --------
Net cash used by investing activities          ($ 26,336)      ($  8,808)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($101,998)      ($605,275)
                                                --------        --------
Net cash used by financing activities          ($101,998)      ($605,275)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  9,795        $333,764

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           160,008         561,839
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $169,803        $895,603
                                                ========        ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              March 31,       December 31,
                                                2002              2001
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  469,164        $  440,024
   Accounts receivable:
      Oil and gas sales                         779,454           687,090
                                             ----------        ----------
        Total current assets                 $1,248,618        $1,127,114

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,648,326         2,553,810

DEFERRED CHARGE                                  87,712            87,712
                                             ----------        ----------
                                             $3,984,656        $3,768,636
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  582,996        $  773,007
   Payable to General Partner
      (Note 2)                                  105,000                 -
   Gas imbalance payable                          4,991             4,991
                                             ----------        ----------
        Total current liabilities            $  692,987        $  777,998

ACCRUED LIABILITY                            $  317,221        $  317,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  249,533)      ($  286,758)
   Limited Partners, issued and
      outstanding, 418,266 units              3,223,981         2,960,175
                                             ----------        ----------
        Total Partners' capital              $2,974,448        $2,673,417
                                             ----------        ----------
                                             $3,984,656        $3,768,636
                                             ==========        ==========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,379,433        $3,196,173
   Interest income                                   840            20,386
   Gain on sale of oil and gas
      properties                                       -               578
                                              ----------        ----------
                                              $1,380,273        $3,217,137

COSTS AND EXPENSES:
   Lease operating                            $  784,681        $  843,112
   Production tax                                 78,867           196,814
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,068            83,085
   General and administrative
      (Note 2)                                   135,626           132,802
                                              ----------        ----------
                                              $1,079,242        $1,255,813
                                              ----------        ----------

NET INCOME                                    $  301,031        $1,961,324
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   37,225        $  100,370
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  263,806        $1,860,954
                                              ==========        ==========
NET INCOME per unit                           $      .63        $     4.45
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                    2002           2001
                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $301,031       $1,961,324
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 80,068           83,085
      Gain on sale of oil and gas
        properties                                      -      (       578)
      (Increase) decrease in accounts
        receivable - oil and gas sales          (  92,364)         123,190
      Decrease in accounts payable              ( 190,011)     (     7,336)
      Increase in payable to General
        Partner                                   105,000                -
      Decrease in accrued liability                     -      (    19,597)
                                                 --------       ----------
Net cash provided by operating
   activities                                    $203,724       $2,140,088
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($175,000)     ($   12,747)
   Proceeds from sale of oil and gas
      properties                                      416            4,796
                                                 --------       ----------
Net cash used by investing activities           ($174,584)     ($    7,951)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $      -      ($1,687,718)
                                                 --------       ----------
Net cash used by financing activities            $      -      ($1,687,718)
                                                 --------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 29,140       $  444,419

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            440,024        1,627,830
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $469,164       $2,072,249
                                                 ========       ==========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  241,640       $  144,433
   Accounts receivable:
      Oil and gas sales                           243,432          239,821
                                               ----------       ----------
        Total current assets                   $  485,072       $  384,254

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,894,444        1,948,551

DEFERRED CHARGE                                    37,001           37,001
                                               ----------       ----------
                                               $2,416,517       $2,369,806
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   90,831       $   58,774
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   93,126       $   61,069

ACCRUED LIABILITY                              $  111,171       $  111,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  159,011)     ($  161,655)
   Limited Partners, issued and
      outstanding, 221,484 units                2,371,231        2,359,221
                                               ----------       ----------
        Total Partners' capital                $2,212,220       $2,197,566
                                               ----------       ----------
                                               $2,416,517       $2,369,806
                                               ==========       ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         -----------

REVENUES:
   Oil and gas sales                           $416,172         $1,269,573
   Interest income                                  565              9,846
   Gain on sale of oil and
      gas properties                                  -            313,453
                                               --------         ----------
                                               $416,737         $1,592,872

COSTS AND EXPENSES:
   Lease operating                             $106,564         $  233,537
   Production tax                                14,824             71,366
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 54,458             67,613
   General and administrative
      (Note 2)                                   77,565             77,545
                                               --------         ----------
                                               $253,411         $  450,061
                                               --------         ----------

NET INCOME                                     $163,326         $1,142,811
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 10,316         $   59,353
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $153,010         $1,083,458
                                               ========         ==========
NET INCOME per unit                            $    .69         $     4.89
                                               ========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                               ========         ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $163,326        $1,142,811
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                54,458            67,613
      Gain on sale of oil and gas
        properties                                     -       (   313,453)
      Increase in accounts receivable -
        related party                                  -       (     1,321)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (   3,611)           47,425
      Increase (decrease) in accounts
        payable                                   32,057       (     8,541)
                                                --------        ----------
Net cash provided by operating
   activities                                   $246,230        $  934,534
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,294)      ($   26,753)
   Proceeds from the sale of oil
      and gas properties                             943             4,027
                                                --------        ----------
Net cash used by investing activities          ($    351)      ($   22,726)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($148,672)      ($  786,296)
                                                --------        ----------
Net cash used by financing activities          ($148,672)      ($  786,296)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 97,207        $  125,512

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           144,433           754,880
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $241,640        $  880,392
                                                ========        ==========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2002              2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  128,915       $  100,271
   Accounts receivable:
      Oil and gas sales                           148,224          146,838
                                               ----------       ----------
        Total current assets                   $  277,139       $  247,109

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,036,108        1,064,542

DEFERRED CHARGE                                    24,379           24,379
                                               ----------       ----------
                                               $1,337,626       $1,336,030
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   59,538       $   43,676
                                               ----------       ----------
        Total current liabilities              $   59,538       $   43,676

ACCRUED LIABILITY                              $   68,289       $   68,289

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   92,448)     ($   93,950)
   Limited Partners, issued and
      outstanding, 121,925 units                1,302,247        1,318,015
                                               ----------       ----------
        Total Partners' capital                $1,209,799       $1,224,065
                                               ----------       ----------
                                               $1,337,626       $1,336,030
                                               ==========       ==========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                   2002             2001
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $244,399        $718,362
   Interest income                                     299           5,736
   Gain on sale of oil and gas
      properties                                         -         207,204
                                                  --------        --------
                                                  $244,698        $931,302

COSTS AND EXPENSES:
   Lease operating                                $ 69,403        $139,861
   Production tax                                    8,861          39,565
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    29,405          36,503
   General and administrative
      (Note 2)                                      48,194          49,641
                                                  --------        --------
                                                  $155,863        $265,570
                                                  --------        --------

NET INCOME                                        $ 88,835        $665,732
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $  5,603        $ 34,460
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $ 83,232        $631,272
                                                  ========        ========
NET INCOME per unit                               $    .68        $   5.18
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========





                     The accompanying condensed notes are an
                  integral part of these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 88,835          $665,732
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              29,405            36,503
      Gain on sale of oil and gas
        properties                                   -         ( 207,204)
      Increase in accounts receivable -
        related party                                -         (     873)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   1,386)           31,685
      Increase (decrease) in accounts
        payable                                 15,862         (   5,886)
                                              --------          --------
Net cash provided by operating
   activities                                 $132,716          $519,957
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  1,153)        ($ 19,878)
   Proceeds from the sale of oil and
      gas properties                               182               485
                                              --------          --------
Net cash used by investing activities        ($    971)        ($ 19,393)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($103,101)        ($452,789)
                                              --------          --------
Net cash used by financing activities        ($103,101)        ($452,789)
                                              --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $ 28,644          $ 47,775

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         100,271           434,158
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $128,915          $481,933
                                              ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $20,643                 $ 69,468
               III-B                 16,644                   36,405
               III-C                 20,022                   64,353
               III-D                 16,402                   34,476
               III-E                 25,556                  110,070
               III-F                 19,281                   58,284
               III-G                 16,109                   32,085

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The Payable to General Partner at March 31, 2002 for the III-E Partnership represents an operating advance from a related party. Such amount was repaid in April 2002.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2002, capital expenditures for the III-A and III-B Partnerships totaled $80,816 and $53,306, respectively. These expenditures were primarily due to recompletions of several wells located in Jefferson Davis Parish, Louisiana. The III-A and III-B Partnerships own working interests of approximately 12.2% and 8.0%, respectively, in these wells. In addition, during the three months ended March 31, 2002, capital expenditures for the III-D and III-E Partnerships totaled $26,336 and $175,000, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa

      County, Florida, in which the Partnerships own working interests of approximately 0.7% and 4.7%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the second two-year extension period and the III-D, III-E, III-F, and III-G Partnerships for the first two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial          Extensions      Current
      Partnership   Termination Date     Exercised   Termination Date
      -----------   -----------------    ---------   -----------------
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

      The General Partner currently has not determined whether it intends to further extend the terms of any Partnerships.


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

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships fiscal condition or results of operations.


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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $959,348         $1,664,876
      Oil and gas production expenses           $263,724         $  215,498
      Barrels produced                            18,300             12,348
      Mcf produced                               293,357            183,092
      Average price/Bbl                         $  20.10         $    28.57
      Average price/Mcf                         $   2.02         $     7.17

      As shown in the table above, total oil and gas sales decreased $705,528 (42.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $155,000 and $1,511,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $170,000 and $790,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 5,952 barrels and 110,265 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to the successful recompletion of two significant wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on two significant wells due to the successful workovers of those wells during early 2002. Average oil and gas prices decreased to $20.10 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 2002 from $28.57 per barrel and $7.17 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,226 (22.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 2002. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.5% for the three months ended March 31, 2002 from 12.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,865 (38.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 10.4% for the three months ended March 31, 2002 from 4.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 9.4% for the three months ended March 31, 2002 from 5.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $32,448,701  or  122.92%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $598,584        $905,850
      Oil and gas production expenses             $182,378        $130,097
      Barrels produced                              13,435           9,567
      Mcf produced                                 164,970          88,015
      Average price/Bbl                           $  20.23        $  28.56
      Average price/Mcf                           $   1.98        $   7.19

      As shown in the table above, total oil and gas sales decreased $307,266 (33.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $112,000 and $858,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $110,000 and $553,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 3,868 barrels and 76,955 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to the successful recompletion of two significant wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on two significant wells due to the successful workovers of those wells during early 2002. Average oil and gas prices decreased to $20.23 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 2002 from $28.56 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,281 (40.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 2002. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 30.5% for the three months ended March 31, 2002 from 14.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,784 (58.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.3% for the three months ended March 31, 2002 from 4.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,272 (2.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 8.9% for the three months ended March 31, 2002 from 6.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $18,608,353  or  134.52%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002            2001
                                                  --------       ----------
      Oil and gas sales                           $570,569       $1,985,625
      Oil and gas production expenses             $220,071       $  299,803
      Barrels produced                               3,692            3,765
      Mcf produced                                 209,251          269,773
      Average price/Bbl                           $  20.05       $    28.70
      Average price/Mcf                           $   2.37       $     6.96

      As shown in the table above, total oil and gas sales decreased $1,415,056 (71.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $960,000 was related to a decrease in the average price of gas sold and (ii) $421,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 73 barrels and 60,522 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to
      (i) the shutting-in of one significant well due to production difficulties during the three months ended March 31, 2002 and (ii) normal declines in production. Average oil and gas prices decreased to $20.05 per barrel and $2.37 per Mcf, respectively, for the three months ended March 31, 2002 from $28.70 per barrel and $6.96 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $79,732 (26.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 38.6% for the three months ended March 31, 2002 from 15.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,086 (8.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.8% for the three months ended March 31, 2002 from 3.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 14.8% for the three months ended March 31, 2002 from 4.2% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $24,835,795  or  101.56%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002               2001
                                                --------          ----------
      Oil and gas sales                         $409,027          $1,277,047
      Oil and gas production expenses           $221,868          $  270,063
      Barrels produced                             6,510               7,630
      Mcf produced                               128,930             155,395
      Average price/Bbl                         $  17.14          $    23.78
      Average price/Mcf                         $   2.31          $     7.05

      As shown in the table above, total oil and gas sales decreased $868,020 (68.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $612,000 was related to a decrease in the average price of gas sold and approximately $187,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,120 barrels and 26,465 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil and gas prices decreased to $17.14 per barrel and $2.31 per Mcf, respectively, for the three months ended March 31, 2002 from $23.78 per barrel and $7.05 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $48,195 (17.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 54.2% for the three months ended March 31, 2002 from 21.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,855 (12.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.8% for the three months ended March 31, 2002 from 2.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,348 (2.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 12.4% for the three months ended March 31, 2002 from 4.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $13,666,669 or 104.32% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,379,433       $3,196,173
      Oil and gas production expenses           $  863,548       $1,039,926
      Barrels produced                              37,600           44,691
      Mcf produced                                 326,594          354,989
      Average price/Bbl                         $    16.38       $    24.19
      Average price/Mcf                         $     2.34       $     5.96

      As shown in the table above, total oil and gas sales decreased $1,816,740 (56.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $293,000 and $1,183,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,091 barrels and 28,395 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices decreased to $16.38 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002 from $24.19 per barrel and $5.96 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $176,378 (17.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by an increase in workover expenses incurred on one significant well during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 62.6% for the three months ended March 31, 2002 from 32.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,017 (3.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, this expense increased to 5.8% for the three months ended March 31, 2002 from 2.6% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,824 (2.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 9.8% for the three months ended March 31, 2002 from 4.2% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $44,091,016 or 105.41% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $416,172        $1,269,573
      Oil and gas production expenses             $121,388        $  304,903
      Barrels prdoduced                              6,439            10,041
      Mcf produced                                 125,563           171,571
      Average price/Bbl                           $  18.99        $    26.94
      Average price/Mcf                           $   2.34        $     5.82

      As shown in the table above, total oil and gas sales decreased $853,401 (67.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $437,000 was related to a decrease in the average price of gas sold and (ii) $97,000 and $268,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,602 barrels and 46,008 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2001 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2002 and (ii) normal declines in production. Average oil and gas prices decreased to $18.99 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002 from $26.94 per barrel and $5.82 per Mcf, respectively, for the three months ended March 31, 2001.

      The III-F Partnership sold certain oil and gas properties during the three months ended March 31, 2001 and recognized a $313,453 gain on such sales. No such sales occurred during the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $183,515 (60.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in workover expenses incurred on another significant well during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 29.2% for the three months ended March 31, 2002 from 24.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,155 (19.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 13.1% for the three months ended March 31, 2002 from 5.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 18.6% for the three months ended March 31, 2002 from 6.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $16,905,904 or 76.33% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $244,399        $718,362
      Oil and gas production expenses             $ 78,264        $179,426
      Barrels produced                               4,807           7,170
      Mcf produced                                  66,014          89,715
      Average price/Bbl                           $  18.87        $  27.11
      Average price/Mcf                           $   2.33        $   5.84

      As shown in the table above, total oil and gas sales decreased $473,963 (66.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately (i) $232,000 was related to a decrease in the average price of gas sold and (ii) $64,000 and $138,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,363 barrels and 23,701 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2001 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2002 and (ii) normal declines in production. Average oil and gas prices decreased to $18.87 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 2002 from $27.11 per barrel and $5.84 per Mcf, respectively, for the three months ended March 31, 2001.

      The III-G Partnership sold certain oil and gas properties during the three months ended March 31, 2001 and recognized a $207,204 gain on such sales. No such sales occurred during the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $101,162 (56.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) lower workover expenses incurred on another significant well during the three months ended March 31, 2002 than the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 32.0% for the three months ended March 31, 2002 from 25.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,098 (19.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 12.0% for the three months ended March 31, 2002 from 5.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,447 (2.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended March 31, 2002 from 6.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $9,284,287 or 76.15% of the Limited Partners' capital contributions.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            1.  Current Report on Form 8-K filed during the first
                 quarter of 2002:

                  Date of event:                January 28, 2002
                  Date filed with the SEC:      January 28, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

            2. Current Report on Form 8-K filed during the first quarter of 2002:

                  Date of event:                February 7, 2002
                  Date filed with the SEC:      February 8, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

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


                              (Registrant)

                              BY:   GEODYNE RESOURCES, INC.

                                     General Partner


Date:  May 13, 2002           By:     /s/Dennis R. Neill
                                  --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May 13, 2002           By:     /s/Craig D. Loseke
                                  --------------------------------
                                       (Signature)
                                       Craig D. Loseke
                                       Chief Accounting Officer