Form 10-Q
period 2002-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C
filed 2002-08-13
CIK 860745, 879815, 873739, 872121, 870229, 863835, 863837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  694,738       $  874,852
   Accounts receivable:
      Oil and gas sales                           665,907          557,898
                                               ----------       ----------
        Total current assets                   $1,360,645       $1,432,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,227,263        1,306,496

DEFERRED CHARGE                                   294,499          347,573
                                               ----------       ----------
                                               $2,882,407       $3,086,819
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  163,497       $  201,567
   Gas imbalance payable                           31,836           31,836
                                               ----------       ----------
        Total current liabilities              $  195,333       $  233,403

ACCRUED LIABILITY                              $   40,963       $   40,963

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   76,937)     ($  114,834)
   Limited Partners, issued and
      outstanding, 263,976 units                2,723,048        2,927,287
                                               ----------       ----------
        Total Partners' capital                $2,646,111       $2,812,453
                                               ----------       ----------
                                               $2,882,407       $3,086,819
                                               ==========       ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,028,672        $1,192,527
   Interest income                                 1,285            10,211
   Loss on sale of oil and gas
      properties                                       -       (     1,751)
                                              ----------        ----------
                                              $1,029,957        $1,200,987

COSTS AND EXPENSES:
   Lease operating                            $  201,781        $  197,269
   Production tax                                 27,316            82,879
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  69,610            68,375
   General and administrative
      (Note 2)                                    74,563            72,237
                                              ----------        ----------
                                              $  373,270        $  420,760
                                              ----------        ----------

NET INCOME                                    $  656,687        $  780,227
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,805        $   83,155
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  584,882        $  697,072
                                              ==========        ==========
NET INCOME per unit                           $     2.22        $     2.64
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $1,988,020        $2,857,403
   Interest income                                 3,654            21,686
   Loss on sale of oil and gas
      properties                                       -       (     1,751)
                                              ----------        ----------
                                              $1,991,674        $2,877,338

COSTS AND EXPENSES:
   Lease operating                            $  425,563        $  300,849
   Production tax                                 67,258           194,797
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 169,056           139,956
   General and administrative
      (Note 2)                                   164,674           161,780
                                              ----------        ----------
                                              $  826,551        $  797,382
                                              ----------        ----------

NET INCOME                                    $1,165,123        $2,079,956
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  131,362        $  218,423
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,033,761        $1,861,533
                                              ==========        ==========
NET INCOME per unit                           $     3.92        $     7.05
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,165,123       $2,079,956
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                169,056          139,956
      Loss on sale of oil and gas
        properties                                      -            1,751
      (Increase) decrease in accounts
        receivable - oil and gas sales        (   108,009)          42,865
      Decrease in deferred charge                  53,074                -
      Increase (decrease) in accounts
        payable                               (    38,070)         114,884
      Decrease in accrued liability                     -      (     8,095)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,241,174       $2,371,317
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   89,823)     ($   39,624)
                                               ----------       ----------
Net cash used by investing activities         ($   89,823)     ($   39,624)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,331,465)     ($2,318,137)
                                               ----------       ----------
Net cash used by financing activities         ($1,331,465)     ($2,318,137)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  180,114)      $   13,556

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            874,852          910,878
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  694,738       $  924,434
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  370,634        $  494,899
   Accounts receivable:
      Oil and gas sales                          402,347           329,826
                                              ----------        ----------
        Total current assets                  $  772,981        $  824,725

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 706,677           750,031

DEFERRED CHARGE                                  211,446           255,990
                                              ----------        ----------
                                              $1,691,104        $1,830,746
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  110,745        $  123,265
   Gas imbalance payable                          14,325            14,325
                                              ----------        ----------
        Total current liabilities             $  125,070        $  137,590

ACCRUED LIABILITY                             $   19,358        $   19,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   36,120)      ($   67,276)
   Limited Partners, issued and
      outstanding, 138,336 units               1,582,796         1,741,074
                                              ----------        ----------
        Total Partners' capital               $1,546,676        $1,673,798
                                              ----------        ----------
                                              $1,691,104        $1,830,746
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $609,122          $673,206
   Interest income                                   649             5,052
   Loss on sale of oil and gas
      properties                                       -         (     739)
                                                --------          --------
                                                $609,771          $677,519

COSTS AND EXPENSES:
   Lease operating                              $141,751          $132,986
   Production tax                                 24,938            47,450
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  41,373            37,639
   General and administrative
      (Note 2)                                    40,967            38,223
                                                --------          --------
                                                $249,029          $256,298
                                                --------          --------

NET INCOME                                      $360,742          $421,221
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 59,806          $ 67,694
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $300,936          $353,527
                                                ========          ========
NET INCOME per unit                             $   2.17          $   2.55
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002             2001
                                             -----------       -----------

REVENUES:
   Oil and gas sales                          $1,207,706        $1,579,056
   Interest income                                 1,938            11,157
   Loss on sale of oil and gas
      properties                                       -       (       739)
                                              ----------        ----------
                                              $1,209,644        $1,589,474

COSTS AND EXPENSES:
   Lease operating                            $  291,184        $  202,118
   Production tax                                 57,883           108,415
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 103,177            76,659
   General and administrative
      (Note 2)                                    94,016            92,544
                                              ----------        ----------
                                              $  546,260        $  479,736
                                              ----------        ----------

NET INCOME                                    $  663,384        $1,109,738
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  113,662        $  175,519
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  549,722        $  934,219
                                              ==========        ==========
NET INCOME per unit                           $     3.97        $     6.75
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                                ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $663,384        $1,109,738
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               103,177            76,659
      Loss on sale of oil and gas
        properties                                     -               739
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  72,521)           11,217
      Decrease in deferred charge                 44,544                 -
      Increase (decrease) in accounts
        payable                                (  12,520)           83,055
      Decrease in accrued liability                    -       (     6,795)
                                                --------        ----------
Net cash provided by operating
   activities                                   $726,064        $1,274,613
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 59,823)      ($   26,325)
   Proceeds from the sale of oil and
      gas properties                                   -               197
                                                --------        ----------
Net cash used by investing activities          ($ 59,823)      ( $  26,128)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($790,506)      ($1,278,412)
                                                --------        ----------
Net cash used by financing activities          ($790,506)      ($1,278,412)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($124,265)      ($   29,927)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           494,899           496,576
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $370,634        $  466,649
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  463,145        $  371,012
   Accounts receivable:
      Oil and gas sales                          455,661           362,134
                                              ----------        ----------
        Total current assets                  $  918,806        $  733,146

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,690,473         1,820,677

DEFERRED CHARGE                                   73,472            73,472
                                              ----------        ----------
                                              $2,682,751        $2,627,295
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   95,849        $   86,399
   Gas imbalance payable                          40,724            40,724
                                              ----------        ----------
        Total current liabilities             $  136,573        $  127,123

ACCRUED LIABILITY                             $  168,448        $  168,448

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  149,388)      ($  175,495)
   Limited Partners, issued and
      outstanding, 244,536 units               2,527,118         2,507,219
                                              ----------        ----------
        Total Partners' capital               $2,377,730        $2,331,724
                                              ----------        ----------
                                              $2,682,751        $2,627,295
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $714,982        $1,239,788
   Interest income                                   817            11,094
   Gain (loss) on sale of oil and
      gas properties                              17,501       (       606)
                                                --------        ----------
                                                $733,300        $1,250,276

COSTS AND EXPENSES:
   Lease operating                              $107,043        $  139,441
   Production tax                                 41,549            71,631
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,651            69,069
   General and administrative
      (Note 2)                                    69,287            67,006
                                                --------        ----------
                                                $286,530        $  347,147
                                                --------        ----------

NET INCOME                                      $446,770        $  903,129
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 50,774        $   47,365
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $395,996        $  855,764
                                                ========        ==========
NET INCOME per unit                             $   1.62        $     3.50
                                                ========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002            2001
                                                ----------      ----------

REVENUES:
   Oil and gas sales                            $1,285,551      $3,225,413
   Interest income                                   2,026          22,220
   Gain (loss) on sale of oil and
      gas properties                                17,501     (       606)
                                                ----------      ----------
                                                $1,305,078      $3,247,027

COSTS AND EXPENSES:
   Lease operating                              $  294,886      $  295,898
   Production tax                                   73,777         214,977
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   136,143         142,647
   General and administrative
      (Note 2)                                     153,662         151,086
                                                ----------      ----------
                                                $  658,468      $  804,608
                                                ----------      ----------

NET INCOME                                      $  646,610      $2,442,419
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $   76,711      $  126,716
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $  569,899      $2,315,703
                                                ==========      ==========
NET INCOME per unit                             $     2.33      $     9.47
                                                ==========      ==========
UNITS OUTSTANDING                                  244,536         244,536
                                                ==========      ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                 2002               2001
                                               ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $646,610         $2,442,419
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              136,143            142,647
      (Gain) loss on sale of oil and gas
        properties                            (  17,501)               606
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  93,527)           136,951
      Decrease in deferred charge                     -              5,062
      Increase (decrease) in accounts
        payable                                   9,450        (    27,640)
      Increase in accrued liability                   -              7,911
                                               --------         ----------
Net cash provided by operating
   activities                                  $681,175         $2,707,956
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  7,408)       ($  101,374)
   Proceeds from sale of oil and gas
      properties                                 18,970                  -
                                               --------         ----------
Net cash provided (used) by investing
   activities                                  $ 11,562        ($  101,374)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($600,604)       ($2,421,677)
                                               --------         ----------
Net cash used by financing activities         ($600,604)       ($2,421,677)
                                               --------         ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $ 92,133         $  184,905

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          371,012            903,268
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $463,145         $1,088,173
                                               ========         ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  283,565        $  160,008
   Accounts receivable:
      Oil and gas sales                          327,191           250,386
                                              ----------        ----------
        Total current assets                  $  610,756        $  410,394

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 728,044           735,922

DEFERRED CHARGE                                   11,614            11,614
                                              ----------        ----------
                                              $1,350,414        $1,157,930
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  102,762        $  147,868
                                              ----------        ----------
        Total current liabilities             $  102,762        $  147,868

ACCRUED LIABILITY                             $  210,194        $  210,194

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   47,781)      ($   72,956)
   Limited Partners, issued and
      outstanding, 131,008 units               1,085,239           872,824
                                              ----------        ----------
        Total Partners' capital               $1,037,458        $  799,868
                                              ----------        ----------
                                              $1,350,414        $1,157,930
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                                --------        --------

REVENUES:
   Oil and gas sales                            $525,911        $799,965
   Interest income                                   328           7,109
   Gain (loss) on sale of oil and gas
      properties                                  15,250       (      52)
                                                --------        --------
                                                $541,489        $807,022

COSTS AND EXPENSES:
   Lease operating                              $128,699        $146,488
   Production tax                                 38,157          53,134
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,844          29,842
   General and administrative
      (Note 2)                                    39,555          36,952
                                                --------        --------
                                                $235,255        $266,416
                                                --------        --------

NET INCOME                                      $306,234        $540,606
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 33,187        $ 27,869
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $273,047        $512,737
                                                ========        ========
NET INCOME per unit                             $   2.08        $   3.91
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------        -----------

REVENUES:
   Oil and gas sales                            $934,938        $2,077,012
   Interest income                                   761            14,163
   Gain (loss) on sale of oil and gas
      properties                                  15,250       (        52)
                                                --------        ----------
                                                $950,949        $2,091,123

COSTS AND EXPENSES:
   Lease operating                              $322,205        $  328,732
   Production tax                                 66,519           140,953
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,842            61,695
   General and administrative
      (Note 2)                                    90,433            89,178
                                                --------        ----------
                                                $535,999        $  620,558
                                                --------        ----------

NET INCOME                                      $414,950        $1,470,565
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 46,535        $   75,288
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $368,415        $1,395,277
                                                ========        ==========
NET INCOME per unit                             $   2.81        $    10.65
                                                ========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002           2001
                                                ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $414,950        $1,470,565
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                56,842            61,695
      (Gain) loss on sale of oil and gas
        properties                             (  15,250)               52
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  76,805)          110,090
      Decrease in deferred charge                      -             3,234
      Increase (decrease) in accounts
        payable                                (  45,106)           21,008
      Increase in accrued liability                    -            14,003
                                                --------        ----------
Net cash provided by operating
   activities                                   $334,631        $1,680,647
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 49,995)      ($    8,857)
   Proceeds from the sale of oil and
      gas properties                              16,281                 -
                                                --------        ----------
Net cash used by investing activities          ($ 33,714)      ($    8,857)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($177,360)      ($1,533,565)
                                                --------        ----------
Net cash used by financing activities          ($177,360)      ($1,533,565)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $123,557        $  138,225

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           160,008           561,839
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $283,565        $  700,064
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              June 30,        December 31,
                                                2002              2001
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  515,801        $  440,024
   Accounts receivable:
      Oil and gas sales                         964,452           687,090
                                             ----------        ----------
        Total current assets                 $1,480,253        $1,127,114

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,752,848         2,553,810

DEFERRED CHARGE                                  87,712            87,712
                                             ----------        ----------
                                             $4,320,813        $3,768,636
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  531,313        $  773,007
   Gas imbalance payable                          4,991             4,991
                                             ----------        ----------
        Total current liabilities            $  536,304        $  777,998

ACCRUED LIABILITY                            $  317,221        $  317,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  205,191)      ($  286,758)
   Limited Partners, issued and
      outstanding, 418,266 units              3,672,479         2,960,175
                                             ----------        ----------
        Total Partners' capital              $3,467,288        $2,673,417
                                             ----------        ----------
                                             $4,320,813        $3,768,636
                                             ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,519,382        $2,240,874
   Interest income                                    76            17,445
   Loss on sale of oil and gas
      properties                                       -       (         7)
                                              ----------        ----------
                                              $1,519,458        $2,258,312

COSTS AND EXPENSES:
   Lease operating                            $  728,630        $  694,574
   Production tax                                104,166           144,083
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  64,451            70,013
   General and administrative
      (Note 2)                                   117,443           115,943
                                              ----------        ----------
                                              $1,014,690        $1,024,613
                                              ----------        ----------

NET INCOME                                    $  504,768        $1,233,699
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   56,270        $   63,614
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  448,498        $1,170,085
                                              ==========        ==========
NET INCOME per unit                           $     1.07        $     2.80
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,898,815        $5,437,047
   Interest income                                   916            37,831
   Gain on sale of oil and gas
      properties                                       -               571
                                              ----------        ----------
                                              $2,899,731        $5,475,449

COSTS AND EXPENSES:
   Lease operating                            $1,513,311        $1,537,686
   Production tax                                183,033           340,897
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 144,519           153,098
   General and administrative
      (Note 2)                                   253,069           248,745
                                              ----------        ----------
                                              $2,093,932        $2,280,426
                                              ----------        ----------

NET INCOME                                    $  805,799        $3,195,023
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   93,495        $  163,984
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  712,304        $3,031,039
                                              ==========        ==========
NET INCOME per unit                           $     1.70        $     7.25
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                 --------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $805,799       $3,195,023
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                144,519          153,098
      Gain on sale of oil and gas
        properties                                      -      (       571)
      (Increase) decrease in accounts
        receivable - oil and gas sales          ( 277,362)         564,985
      Decrease in deferred charge                       -           15,262
      Increase (decrease) in accounts
        payable                                 ( 241,694)         148,191
      Decrease in accrued liability                     -      (    40,439)
                                                 --------       ----------
Net cash provided by operating
   activities                                    $431,262       $4,035,549
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($344,108)     ($      745)
   Proceeds from sale of oil and gas
      properties                                      551           26,346
                                                 --------       ----------
Net cash provided (used) by investing
   activities                                   ($343,557)      $   25,601
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 11,928)     ($3,807,975)
                                                 --------       ----------
Net cash used by financing activities           ($ 11,928)     ($3,807,975)
                                                 --------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 75,777       $  253,175

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            440,024        1,627,830
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $515,801       $1,881,005
                                                 ========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  181,693       $  144,433
   Accounts receivable:
      Oil and gas sales                           298,826          239,821
                                               ----------       ----------
        Total current assets                   $  480,519       $  384,254

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,848,761        1,948,551

DEFERRED CHARGE                                    37,001           37,001
                                               ----------       ----------
                                               $2,366,281       $2,369,806
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   75,106       $   58,774
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   77,401       $   61,069

ACCRUED LIABILITY                              $  111,171       $  111,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  154,859)     ($  161,655)
   Limited Partners, issued and
      outstanding, 221,484 units                2,332,568        2,359,221
                                               ----------       ----------
        Total Partners' capital                $2,177,709       $2,197,566
                                               ----------       ----------
                                               $2,366,281       $2,369,806
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002             2001
                                               --------         ---------

REVENUES:
   Oil and gas sales                           $446,409         $812,040
   Interest income                                  358           11,612
   Loss on sale of oil and
      gas properties                                  -        (       6)
                                               --------         --------
                                               $446,767         $823,646

COSTS AND EXPENSES:
   Lease operating                             $146,619         $189,686
   Production tax                                27,836           47,124
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 49,521           54,439
   General and administrative
      (Note 2)                                   63,528           61,139
                                               --------         --------
                                               $287,504         $352,388
                                               --------         --------

NET INCOME                                     $159,263         $471,258
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $  9,926         $ 25,160
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $149,337         $446,098
                                               ========         ========
NET INCOME per unit                            $    .68         $   2.02
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         -----------

REVENUES:
   Oil and gas sales                           $862,581         $2,081,613
   Interest income                                  923             21,458
   Gain on sale of oil and
      gas properties                                  -            313,447
                                               --------         ----------
                                               $863,504         $2,416,518

COSTS AND EXPENSES:
   Lease operating                             $253,183         $  423,223
   Production tax                                42,660            118,490
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                103,979            122,052
   General and administrative
      (Note 2)                                  141,093            138,684
                                               --------         ----------
                                               $540,915         $  802,449
                                               --------         ----------

NET INCOME                                     $322,589         $1,614,069
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 20,242         $   84,513
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $302,347         $1,529,556
                                               ========         ==========
NET INCOME per unit                            $   1.37         $     6.91
                                               ========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                               ========         ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $322,589        $1,614,069
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               103,979           122,052
      Gain on sale of oil and gas
        properties                                     -       (   313,447)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  59,005)          278,656
      Decrease in deferred charge                      -             7,540
      Increase (decrease) in accounts
        payable                                   16,332       (     6,942)
                                                --------        ----------
Net cash provided by operating
   activities                                   $383,895        $1,701,928
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,282)      ($      615)
   Proceeds from the sale of oil
      and gas properties                           1,093           321,265
                                                --------        ----------
Net cash provided (used) by investing
   activities                                  ($  4,189)       $  320,650
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($342,446)      ($1,705,068)
                                                --------        ----------
Net cash used by financing activities          ($342,446)      ($1,705,068)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 37,260        $  317,510

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           144,433           754,880
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $181,693        $1,072,390
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  120,284       $  100,271
   Accounts receivable:
      Oil and gas sales                           177,192          146,838
                                               ----------       ----------
        Total current assets                   $  297,476       $  247,109

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,010,780        1,064,542

DEFERRED CHARGE                                    24,379           24,379
                                               ----------       ----------
                                               $1,332,635       $1,336,030
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   50,065       $   43,676
                                               ----------       ----------
        Total current liabilities              $   50,065       $   43,676

ACCRUED LIABILITY                              $   68,289       $   68,289

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   89,552)     ($   93,950)
   Limited Partners, issued and
      outstanding, 121,925 units                1,303,833        1,318,015
                                               ----------       ----------
        Total Partners' capital                $1,214,281       $1,224,065
                                               ----------       ----------
                                               $1,332,635       $1,336,030
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002             2001
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $275,796        $459,884
   Interest income                                     169           6,839
   Loss on sale of oil and gas
      properties                                         -       (      15)
                                                  --------        --------
                                                  $275,965        $466,708

COSTS AND EXPENSES:
   Lease operating                                $ 93,211        $117,025
   Production tax                                   16,180          26,625
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    28,181          29,551
   General and administrative
      (Note 2)                                      36,598          33,844
                                                  --------        --------
                                                  $174,170        $207,045
                                                  --------        --------

NET INCOME                                        $101,795        $259,663
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $  6,209        $ 13,823
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $ 95,586        $245,840
                                                  ========        ========
NET INCOME per unit                               $    .79        $   2.01
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                    2002           2001
                                                 ---------     -----------

REVENUES:
   Oil and gas sales                              $520,195      $1,178,246
   Interest income                                     468          12,575
   Gain on sale of oil and gas
      properties                                         -         207,189
                                                  --------      ----------
                                                  $520,663      $1,398,010

COSTS AND EXPENSES:
   Lease operating                                $162,614      $  256,886
   Production tax                                   25,041          66,190
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    57,586          66,054
   General and administrative
      (Note 2)                                      84,792          83,485
                                                  --------      ----------
                                                  $330,033      $  472,615
                                                  --------      ----------

NET INCOME                                        $190,630      $  925,395
                                                  ========      ==========
GENERAL PARTNER - NET INCOME                      $ 11,812      $   48,283
                                                  ========      ==========
LIMITED PARTNERS - NET INCOME                     $178,818      $  877,112
                                                  ========      ==========
NET INCOME per unit                               $   1.47      $     7.19
                                                  ========      ==========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========      ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $190,630          $925,395
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              57,586            66,054
      Gain on sale of oil and gas
        properties                                   -         ( 207,189)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  30,354)          162,638
      Decrease in deferred charge                    -             4,687
      Increase (decrease) in accounts
        payable                                  6,389         (   4,677)
                                              --------          --------
Net cash provided by operating
   activities                                 $224,251          $946,908
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  4,155)        ($ 10,262)
   Proceeds from the sale of oil and
      gas properties                               331           209,502
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($  3,824)         $199,240
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($200,414)        ($959,278)
                                              --------          --------
Net cash used by financing activities        ($200,414)        ($959,278)
                                              --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $ 20,013          $186,870

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         100,271           434,158
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $120,284          $621,028
                                              ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $5,095                 $ 69,468
               III-B                  4,562                   36,405
               III-C                  4,934                   64,353
               III-D                  5,079                   34,476
               III-E                  7,373                  110,070
               III-F                  5,244                   58,284
               III-G                  4,513                   32,085

      During the six months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $25,738                 $138,936
               III-B                 21,206                   72,810
               III-C                 24,956                  128,706
               III-D                 21,481                   68,952
               III-E                 32,929                  220,140
               III-F                 24,525                  116,568
               III-G                 20,622                   64,170

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-F and III-G Partnerships' Statements of Cash Flows for the six months ended June 30, 2001 include proceeds from the sale of certain oil and gas properties during the first quarter of 2001. These proceeds were included in the Partnerships' May 2001 cash distributions.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures for the III-A and III-B Partnerships totaled $89,823 and $59,823, respectively. These expenditures were primarily due to recompletions of several wells located in Jefferson Davis Parish, Louisiana. The III-A and III-B Partnerships own working interests of approximately 12.2% and 8.0%, respectively, in these wells. In addition, during the six months ended June 30, 2002, capital expenditures for the III-D and III-E Partnerships totaled $49,995 and $344,108, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa County, Florida, in which the Partnerships own working interests of approximately 0.7% and 4.7%, respectively.

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

      The General Partner currently intends to extend the term of the III-D Partnership for two years beyond its current termination date, but has not determined whether it intends to further extend the terms of any other Partnerships.


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

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,028,672       $1,192,527
      Oil and gas production expenses           $  229,097       $  280,148
      Barrels produced                               9,322           11,853
      Mcf produced                                 226,274          174,536
      Average price/Bbl                         $    24.93       $    26.30
      Average price/Mcf                         $     3.52       $     5.05

      As shown in the table above, total oil and gas sales decreased $163,855 (13.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $346,000 was related to a decrease in the average price of gas sold and (ii) $67,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $261,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,531 barrels, while volumes of gas sold increased 91,738 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during mid 2001. The increase in volumes of gas sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2002. Average oil and gas prices decreased to $24.93 per barrel and $3.52 per Mcf, respectively, for the three months ended June 30, 2002 from $26.30 per barrel and $5.05 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,051 (18.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. These decreases were partially offset by workover expenses incurred on another significant well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the three months ended June 30, 2002 from 23.5% for the three months ended June 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,235 (1.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 6.8% for the three months ended June 30, 2002 from 5.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,326 (3.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.2% for the three months ended June 30, 2002 from 6.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,988,020       $2,857,403
      Oil and gas production expenses           $  492,821       $  495,646
      Barrels produced                              27,622           24,201
      Mcf produced                                 519,631          357,628
      Average price/Bbl                         $    21.73       $    27.46
      Average price/Mcf                         $     2.67       $     6.13

      As shown in the table above, total oil and gas sales decreased $869,383 (30.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $158,000 and $1,798,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $94,000 and $993,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 3,421 barrels and 162,003 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to an increase in production on two significant wells due to the successful recompletions of those wells during mid 2001. The increase in volumes of gas sold was primarily due to
      (i) an increase in production on one significant well due to the successful workover of that well during early 2002 and (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. Average oil and gas prices decreased to $21.73 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002 from $27.46 per barrel and $6.13 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2002 and 2001. A decrease in oil and gas production expenses primarily due to a decrease in production taxes associated with the decrease in oil and gas sales was substantially offset by (i) workover expenses incurred on one significant well during the six months ended June 30, 2002 and (ii) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 24.8% for the six months ended June 30, 2002 from 17.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $29,100 (20.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to the increases in volumes of oil and gas sold, which increase was partially offset by upward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense increased to 8.5% for the six months ended June 30, 2002 from 4.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,894 (1.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 8.3% for the six months ended June 30, 2002 from 5.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $32,841,701  or  124.41%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $609,122        $673,206
      Oil and gas production expenses             $166,689        $180,436
      Barrels produced                               6,782           9,072
      Mcf produced                                 123,700          85,835
      Average price/Bbl                           $  25.51        $  26.50
      Average price/Mcf                           $   3.53        $   5.04

      As shown in the table above, total oil and gas sales decreased $64,084 (9.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $7,000 and $187,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $61,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $191,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,290 barrels, while volumes of gas sold increased 37,865 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during mid 2001. The increase in volumes of gas sold was primarily due to an increase in production on another significant well due to the successful workover of that well during early 2002. Average oil and gas prices decreased to $25.51 per barrel and $3.53 per Mcf, respectively, for the three months ended June 30, 2002 from $26.50 per barrel and $5.04 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,747 (7.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. These decreases were partially offset by workover expenses incurred on another significant well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 27.4% for the three months ended June 30, 2002 from 26.8% for the three months ended June 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,734 (9.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 6.8% for the three months ended June 30, 2002 from 5.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,744 (7.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 6.7% for the three months ended June 30, 2002 from 5.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2002          2001
                                                  ----------    ----------
      Oil and gas sales                           $1,207,706    $1,579,056
      Oil and gas production expenses             $  349,067    $  310,533
      Barrels produced                                20,217        18,639
      Mcf produced                                   288,670       173,850
      Average price/Bbl                           $    22.00    $    27.56
      Average price/Mcf                           $     2.64    $     6.13

      As shown in the table above, total oil and gas sales decreased $371,350 (23.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $112,000 and $1,006,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $43,000 and $704,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,578 barrels and 114,820 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during early 2002 and (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. Average oil and gas prices decreased to $22.00 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 2002 from $27.56 per barrel and $6.13 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,534 (12.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 2002 and (ii) a positive prior period lease operating expense adjustment on another significant well during the six months ended June 30, 2002. These increases were partially offset by a decrease in production taxes associated the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 28.9% for the six months ended June 30, 2002 from 19.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $26,518 (34.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 8.5% for the six months ended June 30, 2002 from 4.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,472 (1.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.8% for the six months ended June 30, 2002 from 5.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $18,834,353  or  136.15%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002            2001
                                                  --------       ----------
      Oil and gas sales                           $714,982       $1,239,788
      Oil and gas production expenses             $148,592       $  211,072
      Barrels produced                               2,650            3,622
      Mcf produced                                 219,475          252,715
      Average price/Bbl                           $  25.32       $    27.16
      Average price/Mcf                           $   2.95       $     4.52

      As shown in the table above, total oil and gas sales decreased $524,806 (42.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $343,000 was related to a decrease in the average price of gas sold and (ii) $150,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 972 barrels and 33,240 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. These decreases were partially offset by the III-C Partnership receiving an increased percentage of sales on another significant well during the three months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the increased sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the III-C Partnership. Average oil and gas prices decreased to $25.32 per barrel and $2.95 per Mcf, respectively, for the three months ended June 30, 2002 from $27.16 per barrel and $4.52 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,480 (29.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 20.8% for the three months ended June 30, 2002 from 17.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 9.6% for the three months ended June 30, 2002 from 5.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,281 (3.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 9.7% for the three months ended June 30, 2002 from 5.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------
      Oil and gas sales                           $1,285,551     $3,225,413
      Oil and gas production expenses             $  368,663     $  510,875
      Barrels produced                                 6,342          7,387
      Mcf produced                                   428,726        522,488
      Average price/Bbl                           $    22.25     $    27.95
      Average price/Mcf                           $     2.67     $     5.78

      As shown in the table above, total oil and gas sales decreased $1,939,862 (60.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $1,333,000 was related to a decrease in the average price of gas sold and (ii) $542,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,045 barrels and 93,762 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a decline in production on one significant well following the unsuccessful recompletion attempt of that well during mid 2001. Average oil and gas prices decreased to $22.25 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002 from $27.95 per barrel and $5.78 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $142,212 (27.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 28.7% for the six months ended June 30, 2002 from 15.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,504 (4.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 10.6% for the six months ended June 30, 2002 from 4.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,576 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.0% for the six months ended June 30, 2002 from 4.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $25,055,795  or  102.46%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                --------          --------
      Oil and gas sales                         $525,911          $799,965
      Oil and gas production expenses           $166,856          $199,622
      Barrels produced                             5,572             6,354
      Mcf produced                               139,629           150,354
      Average price/Bbl                         $  22.87          $  24.94
      Average price/Mcf                         $   2.85          $   4.27

      As shown in the table above, total oil and gas sales decreased $274,054 (34.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30,

      2001. Of this decrease, approximately (i) $197,000 was related to a decrease in the average price of gas sold and (ii) $46,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 782 barrels and 10,725 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices decreased to $22.87 per barrel and $2.85 per Mcf, respectively, for the three months ended June 30, 2002 from $24.94 per barrel and $4.27 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,766 (16.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 31.7% for the three months ended June 30, 2002 from 25.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $998 (3.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 5.5% for the three months ended June 30, 2002 from 3.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,603 (7.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.5% for the three months ended June 30, 2002 from 4.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                ----------------------------
                                                  2002               2001
                                                --------          ----------
      Oil and gas sales                         $934,938          $2,077,012
      Oil and gas production expenses           $388,724          $  469,685
      Barrels produced                            12,082              13,984
      Mcf produced                               268,559             305,749
      Average price/Bbl                         $  19.78          $    24.31
      Average price/Mcf                         $   2.59          $     5.68

      As shown in the table above, total oil and gas sales decreased $1,142,074 (55.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $830,000 was related to a decrease in the average price of gas sold and (ii) $211,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,902 barrels and 37,190 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil and gas prices decreased to $19.78 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002 from $24.31 per barrel and $5.68 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $80,961 (17.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on two significant wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 41.6% for the six months ended June 30, 2002 from 22.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,853 (7.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 6.1% for the six months ended June 30, 2002 from 3.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,255 (1.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 9.7% for the six months ended June 30, 2002 from 4.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $13,724,669 or 104.76% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,519,382       $2,240,874
      Oil and gas production expenses           $  832,796       $  838,657
      Barrels produced                              34,145           39,597
      Mcf produced                                 239,622          287,518
      Average price/Bbl                         $    22.67       $    23.37
      Average price/Mcf                         $     3.11       $     4.58

      As shown in the table above, total oil and gas sales decreased $721,492 (32.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $351,000 was related to a decrease in the average price of gas sold and (ii) $127,000 and $219,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,452 barrels and 47,896 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001, (ii) production difficulties on another significant well during the three months ended June 30, 2002, and (iii) normal declines in production. Average oil and gas prices decreased to $22.67 per barrel and $3.11 per Mcf, respectively, for the three months ended June 30, 2002 from $23.37 per barrel and $4.58 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 2002 and 2001. A decrease in oil and gas production expenses primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales was significantly offset by an increase in workover expenses incurred on two wells within the same unit during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 54.8% for the three months ended June 30, 2002 from 37.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,562 (7.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 4.2% for the three months ended June 30, 2002 from 3.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,500 (1.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.7% for the three months ended June 30, 2002 from 5.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $2,898,815       $5,437,047
      Oil and gas production expenses           $1,696,344       $1,878,583
      Barrels produced                              71,745           84,288
      Mcf produced                                 566,216          642,507
      Average price/Bbl                         $    19.38       $    23.80
      Average price/Mcf                         $     2.66       $     5.34

      As shown in the table above, total oil and gas sales decreased $2,538,232 (46.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $318,000 and $1,514,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $299,000 and $407,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 12,543 barrels and 76,291 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) production difficulties on one significant well during the six months ended June 30, 2002, (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $19.38 per barrel and $2.66 per Mcf, respectively, for the six months ended June 30, 2002 from $23.80 per barrel and $5.34 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $182,239 (9.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by an increase in workover expenses incurred on two wells in the same unit during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 58.5% for the six months ended June 30, 2002 from 34.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,579 (5.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 5.0% for the six months ended June 30, 2002 from 2.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,324 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 8.7% for the six months ended June 30, 2002 from 4.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $44,091,016 or 105.41% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $446,409        $812,040
      Oil and gas production expenses             $174,455        $236,810
      Barrels produced                               6,113           4,987
      Mcf produced                                 112,632         156,722
      Average price/Bbl                           $  23.07        $  19.31
      Average price/Mcf                           $   2.71        $   4.57

      As shown in the table above, total oil and gas sales decreased $365,631 (45.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $209,000 was related to a decrease in the average price of gas sold and (ii) $201,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,126 barrels, while volumes of gas sold decreased 44,090 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2001. Average oil prices increased to $23.07 per barrel for the three months ended June 30, 2002 from $19.31 per barrel for the three months ended June 30, 2001. Average gas prices decreased to $2.71 per Mcf for the three months ended June 30, 2002 from $4.57 per Mcf for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,355 (26.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to

      39.1% for the three months ended June 30, 2002 from 29.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,918 (9.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 11.1% for the three months ended June 30, 2002 from 6.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $2,389 (3.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.2% for the three months ended June 30, 2002 from 7.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $862,581        $2,081,613
      Oil and gas production expenses             $295,843        $  541,713
      Barrels produced                              12,552            15,028
      Mcf produced                                 238,195           328,293
      Average price/Bbl                           $  20.98        $    24.41
      Average price/Mcf                           $   2.52        $     5.22

      As shown in the table above, total oil and gas sales decreased $1,219,032 (58.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $645,000 was related to a decrease in the average price of gas sold and (ii) $471,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,476 barrels and 90,098 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June
      30, 2001. The decrease in volumes of oil sold was primarily due to the sale of several wells during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2001. Average oil and gas prices decreased to $20.98 per barrel and $2.52 per

      Mcf, respectively, during the six months ended June 30, 2002 from $24.41 per barrel and $5.22 per Mcf, respectively, for the six months ended June 30, 2001.

      The III-F Partnership sold certain oil and gas properties during the six months ended June 30, 2001 and recognized a $313,447 gain on such sales. No such sales occurred during the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $245,870 (45.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 34.3% for the six months ended June 30, 2002 from 26.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,073 (14.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense increased to 12.1% for the six months ended June 30, 2002 from 5.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,409 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.4% for the six months ended June 30, 2002 from 6.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $17,093,904 or 77.18% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $275,796        $459,884
      Oil and gas production expenses             $109,391        $143,650
      Barrels produced                               5,195           4,087
      Mcf produced                                  59,736          82,939
      Average price/Bbl                           $  22.19        $  20.43
      Average price/Mcf                           $   2.69        $   4.54

      As shown in the table above, total oil and gas sales decreased $184,088 (40.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $111,000 was related to a decrease in the average price of gas sold and (ii) $105,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,108 barrels, while volumes of gas sold decreased 23,203 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2001. Average oil prices increased to $22.19 per barrel for the three months ended June 30, 2002 from $20.43 per barrel for the three months ended June 30, 2001. Average gas prices decreased to $2.69 per Mcf for the three months ended June 30, 2002 from $4.54 per Mcf for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,259 (23.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.7% for the three months ended June 30, 2002 from 31.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,370 (4.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 10.2% for the three months ended June 30, 2002 from 6.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $2,754 (8.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.3% for the three months ended June 30, 2002 from 7.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  --------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $520,195        $1,178,246
      Oil and gas production expenses             $187,655        $  323,076
      Barrels produced                              10,002            11,257
      Mcf produced                                 125,750           172,654
      Average price/Bbl                           $  20.60        $    24.69
      Average price/Mcf                           $   2.50        $     5.21

      As shown in the table above, total oil and gas sales decreased $658,051 (55.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $342,000 was related to a decrease in the average price of gas sold and (ii) $245,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,255 barrels and 46,904 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June
      30, 2001. The decrease in volumes of oil sold was primarily due to the sale of several wells during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2001. Average oil and gas prices decreased to $20.60 per barrel and $2.50 per Mcf, respectively, during the six months ended June 30, 2002 from $24.69 per barrel and $5.21 per Mcf, respectively, for the six months ended June 30, 2001.

      The III-G Partnership sold certain oil and gas properties during the six months ended June 30, 2001 and recognized a $207,189 gain on such sales. No such sales occurred during the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $135,421 (41.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 36.1% for the six months ended June 30, 2002 from 27.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,468 (12.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense increased to 11.1% for the six months ended June 30, 2002 from 5.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,307 (1.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.3% for the six months ended June 30, 2002 from 7.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $9,378,287 or 76.92% of the Limited Partners' capital contributions.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-A Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-B Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

            99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

            99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-G Partnership.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2002               By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2002             By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                              -----------------


Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-G.