Form 10-Q
period 2002-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C
filed 2002-11-14
CIK 860745, 879815, 873739, 872121, 870229, 863835, 863837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  832,128        $  874,852
   Accounts receivable:
      Oil and gas sales                          638,334           557,898
                                              ----------        ----------
        Total current assets                  $1,470,462        $1,432,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,014,503         1,306,496

DEFERRED CHARGE                                  258,298           347,573
                                              ----------        ----------
                                              $2,743,263        $3,086,819
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   47,550        $  201,567
   Gas imbalance payable                          31,836            31,836
                                              ----------        ----------
        Total current liabilities             $   79,386        $  233,403

ACCRUED LIABILITY                             $   40,963        $   40,963

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   75,786)      ($  114,834)
   Limited Partners, issued and
      outstanding, 263,976 units               2,698,700         2,927,287
                                              ----------        ----------
        Total Partners' capital               $2,622,914        $2,812,453
                                              ----------        ----------
                                              $2,743,263        $3,086,819
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,051,646        $1,539,002
   Interest income                                 1,888             7,058
                                              ----------        ----------
                                              $1,053,534        $1,546,060

COSTS AND EXPENSES:
   Lease operating                            $  145,060        $   41,630
   Production tax                                 85,662           130,964
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 242,320           117,351
   General and administrative
      (Note 2)                                    75,745            74,887
                                              ----------        ----------
                                              $  548,787        $  364,832
                                              ----------        ----------

NET INCOME                                    $  504,747        $1,181,228
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   72,095        $  127,979
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  432,652        $1,053,249
                                              ==========        ==========
NET INCOME per unit                           $     1.64        $     3.99
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $3,039,666        $4,396,405
   Interest income                                 5,542            28,744
   Loss on sale of oil and gas
      properties                                       -       (     1,751)
                                              ----------        ----------
                                              $3,045,208        $4,423,398

COSTS AND EXPENSES:
   Lease operating                            $  570,623        $  342,479
   Production tax                                152,920           325,761
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 411,376           257,307
   General and administrative
      (Note 2)                                   240,419           236,667
                                              ----------        ----------
                                              $1,375,338        $1,162,214
                                              ----------        ----------

NET INCOME                                    $1,669,870        $3,261,184
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  203,457        $  346,402
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,466,413        $2,914,782
                                              ==========        ==========
NET INCOME per unit                           $     5.56        $    11.04
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,669,870       $3,261,184
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                411,376          257,307
      Loss on sale of oil and gas
        properties                                      -            1,751
      (Increase) decrease in accounts
        receivable - oil and gas sales        (    80,436)          49,047
      Decrease in deferred charge                  89,275                -
      Increase (decrease) in accounts
        payable                               (   154,017)          41,352
      Decrease in accrued liability                     -      (    11,506)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,936,068       $3,599,135
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  119,383)     ($  316,837)
   Proceeds from the sale of oil
      and gas properties                                -            1,082
                                               ----------       ----------
Net cash used by investing activities         ($  119,383)     ($  315,755)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,859,409)     ($3,271,204)
                                               ----------       ----------
Net cash used by financing activities         ($1,859,409)     ($3,271,204)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   42,724)      $   12,176

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            874,852          910,878
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  832,128       $  923,054
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  457,871        $  494,899
   Accounts receivable:
      Oil and gas sales                          376,099           329,826
                                              ----------        ----------
        Total current assets                  $  833,970        $  824,725

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 558,837           750,031

DEFERRED CHARGE                                  181,064           255,990
                                              ----------        ----------
                                              $1,573,871        $1,830,746
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   24,970        $  123,265
   Gas imbalance payable                          14,325            14,325
                                              ----------        ----------
        Total current liabilities             $   39,295        $  137,590

ACCRUED LIABILITY                             $   19,358        $   19,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   35,902)      ($   67,276)
   Limited Partners, issued and
      outstanding, 138,336 units               1,551,120         1,741,074
                                              ----------        ----------
        Total Partners' capital               $1,515,218        $1,673,798
                                              ----------        ----------
                                              $1,573,871        $1,830,746
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               ---------         ---------

REVENUES:
   Oil and gas sales                            $604,146          $955,844
   Interest income                                   950             3,448
                                                --------          --------
                                                $605,096          $959,292

COSTS AND EXPENSES:
   Lease operating                              $ 99,630          $ 17,374
   Production tax                                 50,431            83,214
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 147,244            68,566
   General and administrative
      (Note 2)                                    40,973            40,107
                                                --------          --------
                                                $338,278          $209,261
                                                --------          --------

NET INCOME                                      $266,818          $750,031
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 60,494          $121,587
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $206,324          $628,444
                                                ========          ========
NET INCOME per unit                             $   1.50          $   4.55
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002             2001
                                             -----------       -----------

REVENUES:
   Oil and gas sales                          $1,811,852        $2,534,900
   Interest income                                 2,888            14,605
   Loss on sale of oil and gas
      properties                                       -       (       739)
                                              ----------        ----------
                                              $1,814,740        $2,548,766

COSTS AND EXPENSES:
   Lease operating                            $  390,814        $  219,492
   Production tax                                108,314           191,629
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 250,421           145,225
   General and administrative
      (Note 2)                                   134,989           132,651
                                              ----------        ----------
                                              $  884,538        $  688,997
                                              ----------        ----------

NET INCOME                                    $  930,202        $1,859,769
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  174,156        $  297,106
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  756,046        $1,562,663
                                              ==========        ==========
NET INCOME per unit                           $     5.47        $    11.30
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  930,202      $1,859,769
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 250,421         145,225
      Loss on sale of oil and gas
        properties                                       -             739
      Increase in accounts receivable -
        oil and gas sales                      (    46,273)    (    11,035)
      Decrease in deferred charge                   74,926               -
      Increase (decrease) in accounts
        payable                                (    98,295)         29,022
      Decrease in accrued liability                      -     (     9,658)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,110,981      $2,014,062
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   59,227)    ($  208,980)
   Proceeds from the sale of oil and
      gas properties                                     -             778
                                                ----------      ----------
Net cash used by investing activities          ($   59,227)    ( $ 208,202)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,088,782)    ($1,835,239)
                                                ----------      ----------
Net cash used by financing activities          ($1,088,782)    ($1,835,239)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   37,028)    ($   29,379)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             494,899         496,576
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  457,871      $  467,197
                                                ==========      ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  496,252        $  371,012
   Accounts receivable:
      Oil and gas sales                          426,134           362,134
                                              ----------        ----------
        Total current assets                  $  922,386        $  733,146

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,716,639         1,820,677

DEFERRED CHARGE                                   73,472            73,472
                                              ----------        ----------
                                              $2,712,497        $2,627,295
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  105,706        $   86,399
   Gas imbalance payable                          40,724            40,724
                                              ----------        ----------
        Total current liabilities             $  146,430        $  127,123

ACCRUED LIABILITY                             $  168,448        $  168,448

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  152,821)      ($  175,495)
   Limited Partners, issued and
      outstanding, 244,536 units               2,550,440         2,507,219
                                              ----------        ----------
        Total Partners' capital               $2,397,619        $2,331,724
                                              ----------        ----------
                                              $2,712,497        $2,627,295
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $664,913        $624,483
   Interest income                                 1,084           6,956
                                                --------        --------
                                                $665,997        $631,439

COSTS AND EXPENSES:
   Lease operating                              $106,641        $115,773
   Production tax                                 63,173          42,548
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  52,043          60,388
   General and administrative
      (Note 2)                                    69,809          68,972
                                                --------        --------
                                                $291,666        $287,681
                                                --------        --------

NET INCOME                                      $374,331        $343,758
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 42,009        $ 19,255
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $332,322        $324,503
                                                ========        ========
NET INCOME per unit                             $   1.36        $   1.33
                                                ========        ========
UNITS OUTSTANDING                                244,536         244,536
                                                ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002            2001
                                                ----------      ----------

REVENUES:
   Oil and gas sales                            $1,950,464      $3,849,896
   Interest income                                   3,110          29,176
   Gain (loss) on sale of oil and
      gas properties                                17,501     (       606)
                                                ----------      ----------
                                                $1,971,075      $3,878,466

COSTS AND EXPENSES:
   Lease operating                              $  401,527      $  411,671
   Production tax                                  136,950         257,525
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   188,186         203,035
   General and administrative
      (Note 2)                                     223,471         220,058
                                                ----------      ----------
                                                $  950,134      $1,092,289
                                                ----------      ----------

NET INCOME                                      $1,020,941      $2,786,177
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  118,720      $  145,971
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $  902,221      $2,640,206
                                                ==========      ==========
NET INCOME per unit                             $     3.69      $    10.80
                                                ==========      ==========
UNITS OUTSTANDING                                  244,536         244,536
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                 2002               2001
                                               ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,020,941       $2,786,177
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                188,186          203,035
      (Gain) loss on sale of oil and gas
        properties                            (    17,501)             606
      (Increase) decrease in accounts
        receivable - oil and gas sales        (    64,000)         424,796
      Decrease in deferred charge                       -            7,291
      Increase (decrease) in accounts
        payable                                    19,307      (    29,603)
      Increase in accrued liability                     -           13,092
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,146,933       $3,405,394
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   85,587)     ($  123,213)
   Proceeds from sale of oil and gas
      properties                                   18,940         -
                                               ----------       ----------
Net cash used by investing activities         ($   66,647)     ($  123,213)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  955,046)     ($3,526,692)
                                               ----------       ----------
Net cash used by financing activities         ($  955,046)     ($3,526,692)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $  125,240      ($  244,511)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            371,012          903,268
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  496,252       $  658,757
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  297,785        $  160,008
   Accounts receivable:
      Oil and gas sales                          299,910           250,386
                                              ----------        ----------
        Total current assets                  $  597,695        $  410,394

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 755,674           735,922

DEFERRED CHARGE                                   11,614            11,614
                                              ----------        ----------
                                              $1,364,983        $1,157,930
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  125,511        $  147,868
                                              ----------        ----------
        Total current liabilities             $  125,511        $  147,868

ACCRUED LIABILITY                             $  210,194        $  210,194

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   52,537)      ($   72,956)
   Limited Partners, issued and
      outstanding, 131,008 units               1,081,815           872,824
                                              ----------        ----------
        Total Partners' capital               $1,029,278        $  799,868
                                              ----------        ----------
                                              $1,364,983        $1,157,930
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002            2001
                                                --------        --------

REVENUES:
   Oil and gas sales                            $447,909        $458,986
   Interest income                                   580           4,502
                                                --------        --------
                                                $448,489        $463,488

COSTS AND EXPENSES:
   Lease operating                              $145,575        $102,797
   Production tax                                 32,635          31,395
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  36,541          27,462
   General and administrative
      (Note 2)                                    38,398          37,553
                                                --------        --------
                                                $253,149        $199,207
                                                --------        --------

NET INCOME                                      $195,340        $264,281
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 22,764        $ 28,449
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $172,576        $235,832
                                                ========        ========
NET INCOME per unit                             $   1.32        $   1.80
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002               2001
                                              ----------        -----------

REVENUES:
   Oil and gas sales                          $1,382,847        $2,535,998
   Interest income                                 1,341            18,665
   Gain (loss) on sale of oil and gas
      properties                                  15,250       (        52)
                                              ----------        ----------
                                              $1,399,438        $2,554,611

COSTS AND EXPENSES:
   Lease operating                            $  467,780        $  431,529
   Production tax                                 99,154           172,348
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  93,383            89,157
   General and administrative
      (Note 2)                                   128,831           126,731
                                              ----------        ----------
                                              $  789,148        $  819,765
                                              ----------        ----------

NET INCOME                                    $  610,290        $1,734,846
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   69,299        $  103,737
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  540,991        $1,631,109
                                              ==========        ==========
NET INCOME per unit                           $     4.13        $    12.45
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002           2001
                                                ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $610,290        $1,734,846
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                93,383            89,157
      (Gain) loss on sale of oil and gas
        properties                             (  15,250)               52
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  49,524)          273,520
      Decrease in deferred charge                      -             3,233
      Decrease in accounts payable             (  22,357)      (    23,720)
      Increase in accrued liability                    -            18,953
                                                --------        ----------
Net cash provided by operating
   activities                                   $616,542        $2,096,041
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($114,166)      ($   14,425)
   Proceeds from the sale of oil and
      gas properties                              16,281                 -
                                                --------        ----------
Net cash used by investing activities          ($ 97,885)      ($   14,425)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($380,880)      ($2,227,130)
                                                --------        ----------
Net cash used by financing activities          ($380,880)      ($2,227,130)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $137,777       ($  145,514)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           160,008           561,839
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $297,785        $  416,325
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                           September 30,      December 31,
                                               2002               2001
                                           ------------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  676,038        $  440,024
   Accounts receivable:
      Oil and gas sales                         877,229           687,090
                                             ----------        ----------
        Total current assets                 $1,553,267        $1,127,114

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method              2,704,879         2,553,810

DEFERRED CHARGE                                  87,712            87,712
                                             ----------        ----------
                                             $4,345,858        $3,768,636
                                             ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                          $  611,556        $  773,007
   Gas imbalance payable                          4,991             4,991
                                             ----------        ----------
        Total current liabilities            $  616,547        $  777,998

ACCRUED LIABILITY                            $  317,221        $  317,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  229,942)      ($  286,758)
   Limited Partners, issued and
      outstanding, 418,266 units              3,642,032         2,960,175
                                             ----------        ----------
        Total Partners' capital              $3,412,090        $2,673,417
                                             ----------        ----------
                                             $4,345,858        $3,768,636
                                             ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,185,582        $1,551,403
   Interest income                                   765            11,436
   Gain on sale of oil and gas
      properties                                       -            34,153
                                              ----------        ----------
                                              $1,186,347        $1,596,992

COSTS AND EXPENSES:
   Lease operating                            $  782,879        $  414,486
   Production tax                                 66,084           106,503
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 114,801            66,772
   General and administrative
      (Note 2)                                   118,351           117,505
                                              ----------        ----------
                                              $1,082,115        $  705,266
                                              ----------        ----------

NET INCOME                                    $  104,232        $  891,726
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   20,679        $   94,038
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $   83,553        $  797,688
                                              ==========        ==========
NET INCOME per unit                           $      .20        $     1.90
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,084,397        $6,988,450
   Interest income                                 1,681            49,267
   Gain on sale of oil and gas
      properties                                       -            34,724
                                              ----------        ----------
                                              $4,086,078        $7,072,441

COSTS AND EXPENSES:
   Lease operating                            $2,296,190        $1,952,172
   Production tax                                249,117           447,400
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 259,320           219,870
   General and administrative
      (Note 2)                                   371,420           366,250
                                              ----------        ----------
                                              $3,176,047        $2,985,692
                                              ----------        ----------

NET INCOME                                    $  910,031        $4,086,749
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  114,174        $  258,022
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  795,857        $3,828,727
                                              ==========        ==========
NET INCOME per unit                           $     1.90        $     9.15
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                 --------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $910,031       $4,086,749
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                259,320          219,870
      Gain on sale of oil and gas
        properties                                      -      (    34,724)
      (Increase) decrease in accounts
        receivable - oil and gas sales          ( 190,139)         830,809
      Decrease in deferred charge                       -           15,262
      Decrease in accounts payable              ( 161,451)     (   163,234)
      Decrease in accrued liability                     -      (   170,830)
                                                 --------       ----------
Net cash provided by operating
   activities                                    $817,761       $4,783,902
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($411,763)      $        -
   Proceeds from sale of oil and gas
      properties                                    1,374           76,783
                                                 --------       ----------
Net cash provided (used) by investing
   activities                                   ($410,389)      $   76,783
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($171,358)     ($5,530,174)
                                                 --------       ----------
Net cash used by financing activities           ($171,358)     ($5,530,174)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $236,014      ($  669,489)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            440,024        1,627,830
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $676,038       $  958,341
                                                 ========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  234,207       $  144,433
   Accounts receivable:
      Oil and gas sales                           266,194          239,821
                                               ----------       ----------
        Total current assets                   $  500,401       $  384,254

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,812,463        1,948,551

DEFERRED CHARGE                                    37,001           37,001
                                               ----------       ----------
                                               $2,349,865       $2,369,806
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  111,677       $   58,774
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $  113,972       $   61,069

ACCRUED LIABILITY                              $  111,171       $  111,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  158,836)     ($  161,655)
   Limited Partners, issued and
      outstanding, 221,484 units                2,283,558        2,359,221
                                               ----------       ----------
        Total Partners' capital                $2,124,722       $2,197,566
                                               ----------       ----------
                                               $2,349,865       $2,369,806
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002             2001
                                               --------         ---------

REVENUES:
   Oil and gas sales                           $371,424         $497,289
   Interest income                                  368            5,632
                                               --------         --------
                                               $371,792         $502,921

COSTS AND EXPENSES:
   Lease operating                             $132,369         $144,033
   Production tax                                14,456           30,385
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 73,126           52,966
   General and administrative
      (Note 2)                                   63,528           62,685
                                               --------         --------
                                               $283,479         $290,069
                                               --------         --------

NET INCOME                                     $ 88,313         $212,852
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $  7,323         $ 12,479
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $ 80,990         $200,373
                                               ========         ========
NET INCOME per unit                            $   0.36         $   0.90
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                             -----------        -----------

REVENUES:
   Oil and gas sales                         $1,234,005         $2,578,902
   Interest income                                1,291             27,090
   Gain on sale of oil and
      gas properties                                  -            313,447
                                             ----------         ----------
                                             $1,235,296         $2,919,439

COSTS AND EXPENSES:
   Lease operating                           $  385,552         $  567,256
   Production tax                                57,116            148,875
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                177,105            175,018
   General and administrative
      (Note 2)                                  204,621            201,369
                                             ----------         ----------
                                             $  824,394         $1,092,518
                                             ----------         ----------

NET INCOME                                   $  410,902         $1,826,921
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   27,565         $   96,992
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $  383,337         $1,729,929
                                             ==========         ==========
NET INCOME per unit                          $     1.73         $     7.81
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $410,902        $1,826,921
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               177,105           175,018
      Gain on sale of oil and gas
        properties                                     -       (   313,447)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  26,373)          360,238
      Decrease in deferred charge                      -             7,183
      Increase (decrease) in accounts
        payable                                   52,903       (    10,062)
                                                --------        ----------
Net cash provided by operating
   activities                                   $614,537        $2,045,851
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 42,290)       $        -
   Proceeds from the sale of oil
      and gas properties                           1,273           350,855
                                                --------        ----------
Net cash provided (used) by investing
   activities                                  ($ 41,017)       $  350,855
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($483,746)      ($2,776,076)
                                                --------        ----------
Net cash used by financing activities          ($483,746)      ($2,776,076)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 89,744       ($  379,370)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           144,433           754,880
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $234,207        $  375,510
                                                ========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  157,728        $  100,271
   Accounts receivable:
      Oil and gas sales                          166,684           146,838
                                              ----------        ----------
        Total current assets                  $  324,412        $  247,109

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 991,110         1,064,542

DEFERRED CHARGE                                   24,379            24,379
                                              ----------        ----------
                                              $1,339,901        $1,336,030
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   67,144        $   43,676
                                              ----------        ----------
        Total current liabilities             $   67,144        $   43,676

ACCRUED LIABILITY                             $   68,289        $   68,289

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   91,608)      ($   93,950)
   Limited Partners, issued and
      outstanding, 121,925 units               1,296,076         1,318,015
                                              ----------        ----------
        Total Partners' capital               $1,204,468        $1,224,065
                                              ----------        ----------
                                              $1,339,901        $1,336,030
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002             2001
                                                 ---------       ---------

REVENUES:
   Oil and gas sales                              $241,564        $294,441
   Interest income                                     249           3,203
                                                  --------        --------
                                                  $241,813        $297,644

COSTS AND EXPENSES:
   Lease operating                                $ 80,894        $ 94,713
   Production tax                                    9,282          18,340
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    37,412          28,453
   General and administrative
      (Note 2)                                      35,565          34,736
                                                  --------        --------
                                                  $163,153        $176,242
                                                  --------        --------

NET INCOME                                        $ 78,660        $121,402
                                                  ========        ========
GENERAL PARTNER - NET INCOME                      $  5,417        $  7,048
                                                  ========        ========
LIMITED PARTNERS - NET INCOME                     $ 73,243        $114,354
                                                  ========        ========
NET INCOME per unit                               $    .60        $   0.94
                                                  ========        ========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                    2002           2001
                                                 ---------     -----------

REVENUES:
   Oil and gas sales                              $761,759      $1,472,687
   Interest income                                     717          15,778
   Gain on sale of oil and gas
      properties                                         -         207,189
                                                  --------      ----------
                                                  $762,476      $1,695,654

COSTS AND EXPENSES:
   Lease operating                                $243,508      $  351,599
   Production tax                                   34,323          84,530
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    94,998          94,507
   General and administrative
      (Note 2)                                     120,357         118,221
                                                  --------      ----------
                                                  $493,186      $  648,857
                                                  --------      ----------

NET INCOME                                        $269,290      $1,046,797
                                                  ========      ==========
GENERAL PARTNER - NET INCOME                      $ 17,229      $   55,331
                                                  ========      ==========
LIMITED PARTNERS - NET INCOME                     $252,061      $  991,466
                                                  ========      ==========
NET INCOME per unit                               $   2.07      $     8.13
                                                  ========      ==========
UNITS OUTSTANDING                                  121,925         121,925
                                                  ========      ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                2002               2001
                                              ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $269,290          $1,046,797
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              94,998              94,507
      Gain on sale of oil and gas
        properties                                   -         (   207,189)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  19,846)            206,543
      Decrease in deferred charge                    -               4,464
      Increase (decrease) in accounts
        payable                                 23,468         (     6,275)
                                              --------          ----------
Net cash provided by operating
   activities                                 $367,910          $1,138,847
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 22,042)         $        -
   Proceeds from the sale of oil and
      gas properties                               476             212,920
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 21,566)         $  212,920
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($288,887)        ($1,580,429)
                                              --------          ----------
Net cash used by financing activities        ($288,887)        ($1,580,429)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 57,457         ($  228,662)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         100,271             434,158
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $157,728          $  205,496
                                              ========          ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


1. ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2002, statements of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $  6,277               $ 69,468
               III-B                    4,568                 36,405
               III-C                    5,456                 64,353
               III-D                    3,922                 34,476
               III-E                    8,281                110,070
               III-F                    5,244                 58,284
               III-G                    3,480                 32,085

      During the nine months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $ 32,015                $208,404
               III-B                  25,774                 109,215
               III-C                  30,412                 193,059
               III-D                  25,403                 103,428
               III-E                  41,210                 330,210
               III-F                  29,769                 174,852
               III-G                  24,102                  96,255

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The III-F and III-G Partnerships' Statements of Cash Flows for the nine months ended September 30, 2001 include proceeds from the sale of certain oil and gas properties during the first quarter of 2001. These proceeds were included in the Partnerships' May 2001 cash distributions.

      Occasional expenditures for new wells or well recompletions or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures for the III-D and III-E Partnerships totaled $114,166 and $344,108, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa County, Florida, in which the
      Partnerships own working interests of approximately 0.7% and 4.7%, respectively. In addition, during the nine months ended September 30, 2002, capital expenditures for the III-F Partnership totaled $42,290. These expenditures were primarily due to a recompletion of the Exxon Fee #1-D well located in Terrebonne Parish, Louisiana, in which the Partnership owns a working interest of approximately 3.7%.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, and III-E Partnerships for the second two-year extension period and the III-F and III-G Partnerships for the first two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial            Extensions       Current
      Partnership   Termination Date       Exercised    Termination Date
      -----------   -----------------      ---------    -----------------
         III-A      November 22, 1999           2       November 22, 2003
         III-B      January 24, 2000            2       January 24, 2004
         III-C      February 28, 2000           2       February 28, 2004
         III-D      September 5, 2000           2       September 5, 2004
         III-E      December 26, 2000           2       December 26, 2004
         III-F      March 7, 2001               1       March 7, 2003
         III-G      September 20, 2001          1       September 20, 2003

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

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues.

      The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     The worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;

      *     Weather conditions;
      *     The  availability  of pipelines for  transportation;  and
      *     Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity. It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain.

      Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             191,786        4,021,761
         Production                             ( 42,011)      (  771,150)
         Extensions and discoveries                  981           24,661
         Revisions of previous
            estimates                           ( 82,946)         577,721
                                                --------        ---------

      Proved reserves, Sept. 30, 2002             67,810        3,852,993
                                                 =======        =========


                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             134,902        1,851,831
         Production                             ( 30,381)      (  422,121)
         Extensions and discoveries                  647           16,266
         Revisions of previous
            estimates                           ( 54,277)         263,728
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002             50,891        1,709,704
                                                 =======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              85,153        5,132,032
         Production                              ( 9,026)      (  637,144)
         Sale of minerals in place               (   107)      (   13,590)
         Extensions and discoveries               14,488           25,694
         Revisions of previous
            estimates                              7,893          353,477
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002             98,401        4,860,469
                                                 =======        =========


                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             197,373        2,948,537
         Production                             ( 17,127)      (  389,844)
         Sale of minerals in place              (     90)      (   11,178)
         Extensions and discoveries               72,663           13,427
         Revisions of previous
            estimates                           (  2,116)          60,063
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            250,703        2,621,005
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2001             1,125,061       8,834,436
         Production                             (  100,957)     (  769,051)
         Extensions and discoveries                435,595             176
         Revisions of previous
            estimates                           (   40,597)     (  918,639)
                                                 ---------       ---------

      Proved reserves, Sept. 30, 2002            1,419,102       7,146,922
                                                 =========       =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             214,415        4,615,852
         Production                             ( 18,000)      (  354,147)
         Extensions and discoveries                   53              152
         Revisions of previous
            estimates                             25,776          219,080
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            222,244        4,480,937
                                                 =======        =========

                                III-G Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             181,964        2,481,383
         Production                             ( 14,268)      (  187,256)
         Extensions and discoveries                  616               72
         Revisions of previous
            estimates                             18,418          115,926
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            186,730        2,410,125
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of December 31, 2001 and September 30, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were $16.75 per barrel and $2.65 per Mcf as of December 31, 2001 and $27.25 per barrel and $3.76 per Mcf as of September 30, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to the date the net present value was estimated. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves will actually be realized for such production.

                                    Net Present Value of Reserves
                                 ----------------------------------
            Partnership           12/31/01               9/30/02
            -----------          ----------            ------------
                III-A            $7,359,380            $ 8,538,912
                III-B            $4,018,544            $ 4,246,910
                III-C            $5,806,578            $ 9,085,985
                III-D            $3,441,581            $ 5,456,343
                III-E            $9,759,825            $14,812,767
                III-F            $4,841,085            $ 7,701,074
                III-G            $2,809,904            $ 4,592,936

      The III-A and III-B Partnerships have interests in several wells located in the Jennings Townsite Field, Jefferson Davis Parish, Louisiana. Recompletion and well workover activities in 2001 led to significant increases in oil production from the wells. Recent production information, however, indicates that the wells are experiencing a steeper than expected decline in production. Thus, the estimated oil reserves and net present value for these wells as of September 30, 2002 are less than such estimates as of December 31, 2001 which were included in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 2001.

      In addition, a material oil and gas property for the III-D and III-E Partnerships is the Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida. The property, consisting of several producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by Exxon-Mobil. In late 2001 and in 2002, the property experienced mechanical difficulties, primarily associated with the nitrogen injection system. Also, an unsuccessful directionally drilled well was undertaken. As a consequence, expenses on the property have been higher, which resulted in the estimated gas reserves for this field as of September 30, 2002 to be less than such estimates as of December 31, 2001, which was included in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 2001.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,051,646       $1,539,002
      Oil and gas production expenses           $  230,722       $  172,594
      Barrels produced                              14,389           35,632
      Mcf produced                                 251,519          207,828
      Average price/Bbl                         $    26.65       $    25.46
      Average price/Mcf                         $     2.66       $     3.04

      As shown in the table above, total oil and gas sales decreased $487,356 (31.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $541,000 was related to a decrease in volumes of oil sold and (ii) $96,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $133,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 21,243 barrels, while volumes of gas sold increased 43,691 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the successful recompletions of those wells during mid 2001, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001, and
      (iii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during early 2002. These increases were partially offset by a decline in production on several wells following the successful recompletions of those wells during mid 2001. Average oil prices increased to $26.65 per barrel for the three months ended September 30, 2002 from $25.46 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.66 per Mcf for the three months ended September 30, 2002 from $3.04 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $58,128 (33.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) a positive prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002 and (ii) an increase in workover expenses incurred on another significant well during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. These increases were partially offset by (i) a negative prior period lease operating environmental expense adjustment on one significant well due to the receipt of insurance proceeds during the three months ended September 30, 2002 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 21.9% for the three months ended September 30, 2002 from 11.2% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $124,969 (106.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the three months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 23.0% for the three months ended September 30, 2002 from 7.6% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses increased $858 (1.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.2% for the three months ended September 30, 2002 from 4.9% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $3,039,666       $4,396,405
      Oil and gas production expenses           $  723,543       $  668,240
      Barrels produced                              42,011           59,833
      Mcf produced                                 771,150          565,456
      Average price/Bbl                         $    23.42       $    26.27
      Average price/Mcf                         $     2.67       $     5.00

      As shown in the table above, total oil and gas sales decreased $1,356,739 (30.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $1,796,000 was related to a decrease in the average price of gas sold and
      (ii) $468,000 was related to a decrease in volumes of oil sold, which decreases were partially offset by an increase of approximately $1,028,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 17,822 barrels, while volumes of gas sold increased 205,694 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production on two significant wells due to the successful recompletions of those wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during early 2002 and (ii) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002. Average oil and gas prices decreased to $23.42 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.27 per barrel and $5.00 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $55,303 (8.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) positive prior period lease operating expense adjustments on two significant wells during the nine months ended September 30, 2002, (ii) an increase in workover expenses incurred on another significant well during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, and (iii)
      workover expenses incurred on one significant well during the nine months ended September 30, 2002. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.8% for the nine months ended September 30, 2002 from 15.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $154,069 (59.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the nine months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 13.5% for the nine months ended September 30, 2002 from 5.9% for the nine months ended September 30, 2001. This percentage increase was primarily due to the (i) decreases in the average prices of oil and gas sold and (ii) the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,752 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.9% for the nine months ended September 30, 2002 from 5.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $33,298,701 or 126.14% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $604,146        $955,844
      Oil and gas production expenses             $150,061        $100,588
      Barrels produced                              10,164          24,617
      Mcf produced                                 133,451         107,825
      Average price/Bbl                           $  26.59        $  25.47
      Average price/Mcf                           $   2.50        $   3.05

      As shown in the table above, total oil and gas sales decreased $351,698 (36.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $368,000 was related to a decrease in volumes of oil sold and (ii) $73,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $78,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 14,453 barrels, while volumes of gas sold increased 25,626 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the successful recompletions of those wells during mid 2001 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002 and
      (ii) an increase in production on another significant well due to the successful workover of that well during early 2002. These increases were partially offset by a decline in production on several wells following the successful recompletions of those wells during mid 2001. Average oil prices increased to $26.59 per barrel for the three months ended September 30, 2002 from $25.47 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.50 per Mcf for the three months ended September 30, 2002 from $3.05 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,473 (49.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) a positive prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002 and (ii) an increase in workover expenses incurred on another significant well during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. These increases were partially offset by (i) a negative prior period lease operating environmental expense adjustment on one significant well due to the receipt of insurance proceeds during the three months ended September 30, 2002 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.8% for the three months ended September 30, 2002 from 10.5% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $78,678 (114.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the three months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 24.4% for the three months ended September 30, 2002 from 7.2% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $866 (2.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 6.8% for the three months ended September 30, 2002 from 4.2% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2002          2001
                                                  ----------    ----------
      Oil and gas sales                           $1,811,852    $2,534,900
      Oil and gas production expenses             $  499,128    $  411,121
      Barrels produced                                30,381        43,256
      Mcf produced                                   422,121       281,675
      Average price/Bbl                           $    23.54    $    26.37
      Average price/Mcf                           $     2.60    $     4.95

      As shown in the table above, total oil and gas sales decreased $723,048 (28.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $86,000 and $992,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $340,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $695,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 12,875 barrels, while volumes of gas sold increased 140,446 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production on two significant wells due to the successful recompletions of those wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during early 2002 and (ii) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002. Average oil and gas prices decreased to $23.54 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.37 per barrel and $4.95 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $88,007 (21.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) positive prior period lease operating expense adjustments on two significant wells during the nine months ended September 30, 2002, (ii) an increase in workover expenses incurred on one significant well during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, and (iii) workover expenses incurred on two wells within the same unit during the nine months ended September 30, 2002. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.5% for the nine months ended September 30, 2002 from 16.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $105,196 (72.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the nine months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 13.8% for the nine months ended September 30, 2002 from 5.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the dollar increase in deprecation, depletion, and amortization.

      General and administrative expenses increased $2,338 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 7.5% for the nine months ended September 30, 2002 from 5.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $19,072,353 or 137.87% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002           2001
                                                  --------       --------
      Oil and gas sales                           $664,913       $624,483
      Oil and gas production expenses             $169,814       $158,321
      Barrels produced                               2,684          4,699
      Mcf produced                                 208,418        211,754
      Average price/Bbl                           $  28.00       $  25.89
      Average price/Mcf                           $   2.83       $   2.37

      As shown in the table above, total oil and gas sales increased $40,430 (6.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately $6,000 and $95,000, respectively, were related to increases in the average prices of oil and gas sold, which increases were partially offset by decreases of approximately $53,000 and $8,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,015 barrels and 3,336 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. These decreases were partially offset by (i) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2001 and (ii) the III-C Partnership receiving an increased percentage of sales on one significant well during the three months ended September 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the III-C Partnership. Average oil and gas prices increased to $28.00 per barrel and $2.83 per Mcf, respectively, for the three months ended September 30, 2002 from $25.89 per barrel and $2.37 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,493 (7.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to positive prior period production tax adjustments on several wells during the three months ended September 30, 2002. This increase was partially offset by negative prior period lease operating expense adjustments on several wells during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses remained relatively constant at 25.5% for the three months ended September 30, 2002 and 25.4% for the three months ended September 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,345 (13.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 7.8% for the three months ended September 30, 2002 from 9.7% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $837 (1.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 10.5% for the three months ended September 30, 2002 from 11.0% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2002           2001
                                                  ----------     ----------
      Oil and gas sales                           $1,950,464     $3,849,896
      Oil and gas production expenses             $  538,477     $  669,196
      Barrels produced                                 9,026         12,086
      Mcf produced                                   637,144        734,242
      Average price/Bbl                           $    23.96     $    27.15
      Average price/Mcf                           $     2.72     $     4.80

      As shown in the table above, total oil and gas sales decreased $1,899,432 (49.3%) for the nine months ended September 30, 2002 as compared to the nine months ended

      September 30, 2001. Of this decrease, approximately (i) $1,322,000 was related to a decrease in the average price of gas sold and (ii) $466,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,060 barrels and 97,098 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.96 per barrel and $2.72 per Mcf, respectively, for the nine months ended September 30, 2002 from $27.15 per barrel and $4.80 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $130,719 (19.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 27.6% for the nine months ended September 30, 2002 from 17.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,849 (7.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, this expense increased to 9.6% for the nine months ended September 30, 2002 from 5.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,413 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 11.5% for the nine months ended September 30, 2002 from 5.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $25,364,795 or 103.73% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002              2001
                                                --------          --------
      Oil and gas sales                         $447,909          $458,986
      Oil and gas production expenses           $178,210          $134,192
      Barrels produced                             5,045             7,100
      Mcf produced                               121,285           130,839
      Average price/Bbl                         $  24.76          $  23.25
      Average price/Mcf                         $   2.66          $   2.25

      As shown in the table above, total oil and gas sales decreased $11,077 (2.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately $49,000 and $21,000, respectively, related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $8,000 and $51,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,055 barrels and 9,554 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $24.76 per barrel and $2.66 per Mcf, respectively, for the three months ended September 30, 2002 from $23.25 per barrel and $2.25 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $44,018 (32.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) negative prior period lease operating expense adjustments on two significant wells during the three months ended September 30, 2001 and (ii) subsurface repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2002. These increases were partially offset by a decrease in workover expenses incurred on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 39.8% for the three months ended September 30, 2002 from 29.2% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,079 (33.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the three months ended September 30, 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 8.2% for the three months ended September 30, 2002 from 6.0% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses increased $845 (2.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 8.6% for the three months ended September 30, 2002 from 8.2% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002              2001
                                                ----------        ----------
      Oil and gas sales                         $1,382,847        $2,535,998
      Oil and gas production expenses           $  566,934        $  603,877
      Barrels produced                              17,127            21,084
      Mcf produced                                 389,844           436,588
      Average price/Bbl                         $    21.25        $    23.95
      Average price/Mcf                         $     2.61        $     4.65

      As shown in the table above, total oil and gas sales decreased $1,153,151 (45.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $795,000 was related to a decrease in the average price of gas sold and
      (ii) $217,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,957 barrels and 46,744 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil and gas prices decreased to $21.25 per barrel and $2.61 per Mcf, respectively, for the nine months ended September 30, 2002 from $23.95 per barrel and $4.65 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,943 (6.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2002 and (ii) an increase in workover expenses incurred on two wells within the same unit during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 41.0% for the nine months ended September 30, 2002 from 23.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,226 (4.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on several wells during the nine months ended September 30, 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 6.8% for the nine months ended September 30, 2002 from 3.5% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,100 (1.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 9.3% for the nine months ended September 30, 2002 from 5.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in the oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $13,900,669 or 106.11% of the Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,185,582       $1,551,403
      Oil and gas production expenses           $  848,963       $  520,989
      Barrels produced                              29,212           39,281
      Mcf produced                                 202,835          265,108
      Average price/Bbl                         $    23.97       $    22.10
      Average price/Mcf                         $     2.39       $     2.58

      As shown in the table above, total oil and gas sales decreased $365,821 (23.6%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $223,000 and $161,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $37,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $55,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 10,069 barrels and 62,273 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during the three months ended September 30, 2002 in order to perform a recompletion, (ii) the shutting-in of another significant well due to production difficulties during the three months ended September 30, 2002, and (iii) normal declines in production. These decreases were partially offset by the III-E Partnership receiving a reduced percentage of sales on one significant well during the three months ended September 30, 2001 due to gas balancing. Average oil prices increased to $23.97 per barrel for the three months ended September 30, 2002 from $22.10 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.39 per Mcf for the three months ended September 30, 2002 from $2.58 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $327,974 (63.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2001 and (ii) an increase in workover expenses on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. These increases were partially offset by a decrease in workover expenses on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 71.6% for the three months ended September 30, 2002 from 33.6% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $48,029 (71.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities in a large unitized property during the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense increased to 9.7% for the three months ended September 30, 2002 from 4.3% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 10.0% for the three months ended September 30, 2002 from 7.6% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $4,084,397       $6,988,450
      Oil and gas production expenses           $2,545,307       $2,399,572
      Barrels produced                             100,957          123,569
      Mcf produced                                 769,051          907,615
      Average price/Bbl                         $    20.71       $    23.26
      Average price/Mcf                         $     2.59       $     4.53

      As shown in the table above, total oil and gas sales decreased $2,904,053 (41.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $1,492,000 was related to a decrease in the average price of gas sold and
      (ii) $526,000 and $628,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 22,612 barrels and 138,564 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) production difficulties on one significant well during the nine months ended September 30, 2002, (ii) the shutting-in of another significant well during the nine months ended September 30, 2002 in order to perform a workover, and (iii) normal declines in production. These decreases were partially offset by the III-E Partnership receiving a reduced percentage of sales on one significant well during the nine months ended September 30, 2001 due to gas balancing. Average oil and gas prices decreased to $20.71 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002 from $23.26 per barrel and $4.53 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $145,735 (6.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in workover expenses incurred on several wells within two units during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 2001. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 62.3% for the nine months ended September 30, 2002 from 34.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $39,450 (17.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities in a large unitized property during the nine months ended September 30, 2002. As a percentage of oil and gas sales, this expense increased to 6.3% for the nine months ended September 30, 2002 from 3.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,170 (1.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 9.1% for the nine months ended September 30, 2002 from 5.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $44,205,016 or 105.69% of the Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $371,424        $497,289
      Oil and gas production expenses             $146,825        $174,418
      Barrels produced                               5,448           7,130
      Mcf produced                                 115,952         138,816
      Average price/Bbl                           $  23.83        $  23.90
      Average price/Mcf                           $   2.08        $   2.35

      As shown in the table above, total oil and gas sales decreased $125,865 (25.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $40,000 and $54,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $31,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,682 barrels and 22,864 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2001, and (iii) a negative prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 30, 2002 in order to perform a recompletion. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.83 per barrel and $2.08 per Mcf, respectively, for the three months ended September 30, 2002 from $23.90 per barrel and $2.35 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,593 (15.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2002. These decreases were partially offset by a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 39.5% for the three months ended September 30, 2002 from 35.1% for the three months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $20,160 (38.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on one significant well during the three months ended September 30, 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 19.7% for the three months ended September 30, 2002 from 10.7% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $843 (1.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 17.1% for the three months ended September 30, 2002 from 12.6% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2002             2001
                                                  ----------      ----------
      Oil and gas sales                           $1,234,005      $2,578,902
      Oil and gas production expenses             $  442,668      $  716,131
      Barrels produced                                18,000          22,158
      Mcf produced                                   354,147         467,109
      Average price/Bbl                           $    21.84      $    24.24
      Average price/Mcf                           $     2.37      $     4.37

      As shown in the table above, total oil and gas sales decreased $1,344,897 (52.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $707,000 was related to a decrease in the average price of gas sold and (ii) $494,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,158 barrels and 112,962 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to the sale of one significant well during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the nine months ended September 30, 2002 in order to perform a workover, and (iii) the shutting-in of another significant well during the nine months ended September 30, 2002 in order to perform a recompletion. Average oil and gas prices decreased to $21.84 per barrel and $2.37 per Mcf, respectively, during the nine months ended September 30, 2002 from $24.24 per barrel and $4.37 per Mcf, respectively, for the nine months ended September 30, 2001.

      As discussed in Liquidity and Capital Resources above, the III-F Partnership sold certain oil and gas properties during the nine months ended September 30, 2001 and recognized a $313,447 gain on such sales. No such sales occurred during the nine months September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $273,463 (38.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on another significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 35.9% for the nine months ended September 30, 2002 from 27.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,087 (1.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on one significant well during the nine months ended September 30, 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 14.4% for the nine months ended September 30, 2002 from 6.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,252 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.6% for the nine months ended September 30, 2002 from 7.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $17,223,904 or 77.77% of the Limited Partners' capital contributions.

      III-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $241,564        $294,441
      Oil and gas production expenses             $ 90,176        $113,053
      Barrels produced                               4,266           5,064
      Mcf produced                                  61,506          73,082
      Average price/Bbl                           $  25.31        $  24.13
      Average price/Mcf                           $   2.17        $   2.36

      As shown in the table above, total oil and gas sales decreased $52,877 (18.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $19,000 and $27,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $11,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 798 barrels and 11,576 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2001, and (iii) a negative prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 30, 2002 in order to perform a recompletion. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2001. Average oil prices increased to $25.31 per barrel for the three months ended

      September 30, 2002 from $24.13 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.17 per Mcf for the three months ended September 30, 2002 from $2.36 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,877 (20.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended September 30, 2002. These decreases were partially offset by a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 37.3% for the three months ended September 30, 2002 from 38.4% for the three months ended September 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,959 (31.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on one significant well during the three months ended September 30, 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 15.5% for the three months ended September 30, 2002 from 9.7% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $829 (2.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.7% for the three months ended September 30, 2002 from 11.8% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $761,759        $1,472,687
      Oil and gas production expenses             $277,831        $  436,129
      Barrels produced                              14,268            16,321
      Mcf produced                                 187,256           245,736
      Average price/Bbl                           $  22.01        $    24.52
      Average price/Mcf                           $   2.39        $     4.36

      As shown in the table above, total oil and gas sales decreased $710,928 (48.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $370,000 was related to a decrease in the average price of gas sold and
      (ii) $255,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,053 barrels and 58,480 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to the sale of one significant well during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the nine months ended Septmeber 30, 2002 in order to perform a workover, and
      (iii) the shutting-in of another significant well during the nine months ended September 30, 2002 in order to perform a recompletion. Average oil and gas prices decreased to $22.01 per barrel and $2.39 per Mcf, respectively, during the nine months ended September 30, 2002 from $24.52 per barrel and $4.36 per Mcf, respectively, for the nine months ended September 30, 2001.

      As discussed in Liquidity and Capital Resources above, the III-G Partnership sold certain oil and gas properties during the nine months ended September 30, 2001 and recognized a $207,189 gain on such sales. No such sales occurred during the nine months September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $158,298 (36.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on another significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 36.5% for the nine months ended September 30, 2002 from 29.6% for the nine
      months  ended  September  30,  2001.   This   percentage   increase  was
      primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the nine months ended September 30, 2002 and 2001. An increase in depletable oil and gas properties primarily due to drilling activities on one significant well during the nine months ended September 30, 2002 was substantially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to 12.5% for the nine months ended September 30, 2002 from 6.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,136 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 15.8% for the nine months ended September 30, 2002 from 8.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $9,459,287 or 77.58% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

             4.1 Sixth Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-E dated November 6, 2002.

            20.1     Form of letter  sent to the  limited  partners  of  Geodyne
                     Energy  Income  Limited  Partnership  III-E on  November 6,
                     2002.

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

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

            99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

            99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-G Partnership.

(b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the third quarter of 2002:

            Date of event:                      August 15, 2002
            Date filed with the SEC:            August 16, 2002
            Items Included:                     Item 5 - Other Events
                                                Item 7 - Exhibits

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

                              (Registrant)

                               BY:   GEODYNE RESOURCES, INC.
                                     General Partner


Date:  November 14, 2002       By:     /s/Dennis R. Neill
                                  --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  November 14, 2002       By:     /s/Craig D. Loseke
                                  --------------------------------
                                       (Signature)
                                       Craig D. Loseke
                                       Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

4.1 Sixth Amendment to Agreement of Limited Partnership of Geodyne Energy Income Limited Partnership III-E dated November 6, 2002.

20.1 Form of letter sent to the limited partners of Geodyne Energy Income Limited Partnership III-E on November 6, 2002.

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