Form 10-Q/A
period 2002-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2003-01-08
CIK 860745, 879815, 873739, 872121, 870229, 863837, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                               FIRST AMENDMENT TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                              (Registrant)

                               BY:   GEODYNE RESOURCES, INC.
                                     General Partner


Date:  January 8, 2003         By:     /s/Dennis R. Neill
                                  --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President (Principal Executive Officer)


Date:  January 8, 2003         By:     /s/Craig D. Loseke
                                  --------------------------------
                                       (Signature)
                                       Craig D. Loseke
                                       Chief Accounting Officer
                                       (Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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