Form 10-K
period 2002-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2003-03-28
CIK 860745, 879815, 873739, 872121, 870229, 863837, 863835

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              X   Disclosure is not contained herein.
            -----
                  Disclosure is contained herein.
            -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................27
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......28

PART II.....................................................................28
      ITEM 5.     MARKET  FOR  UNITS  AND  RELATED   LIMITED  PARTNER
                  MATTERS...................................................28
      ITEM 6.     SELECTED FINANCIAL DATA...................................31
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................39
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................65
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............65
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................65

PART III....................................................................66
      ITEM 10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF THE GENERAL
                  PARTNER...................................................66
      ITEM 11.    EXECUTIVE COMPENSATION....................................67
      ITEM 12.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS
                  AND MANAGEMENT............................................75
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............77

PART IV.....................................................................78
      ITEM 14.    CONTROLS AND PROCEDURES...................................78
      ITEM 15.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
                  REPORTS ON FORM 8-K.......................................78

      SIGNATURES............................................................89

      CERTIFICATIONS........................................................90

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


      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2002, Samson owned interests in approximately 12,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2002, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2003, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K
 ("Annual Report"), the General Partner has extended the term of the III-G Partnership for the first two-year extension period, and the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial             Extensions         Current
   Partnership       Termination Date        Exercised     Termination Date
   -----------      ------------------       ---------     ------------------
     III-A          November 22, 1999             2        November 22, 2003
     III-B          January 24, 2000              2        January 24, 2004
     III-C          February 28, 2000             2        February 28, 2004
     III-D          September 5, 2000             2        September 5, 2004
     III-E          December 26, 2000             2        December 26, 2004
     III-F          March 7, 2001                 2        March 7, 2005
     III-G          September 20, 2001            1        September 20, 2003

      The General Partner has not determined whether it will further extend the term of any Partnership.

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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of consumer demand and overall economic activity;
      * The competitiveness of alternative fuels;
      * Weather conditions;
      * The availability of pipelines for transportation; and

      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2002:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          Eaglwing Trading, Inc.
                          ("Eaglwing")                         24.0%
                        Valero Industrial Gas L.P.
                          ("Valero")                           21.0%
                        Conoco, Inc.                           16.2%
                        El Paso Energy Marketing
                          Company ("El Paso")                  10.5%


         III-B          Eaglwing                               26.4%
                        Conoco, Inc.                           18.1%
                        Valero                                 16.6%


         III-C          El Paso                                44.8%
                        ONEOK Field Services Co.
                          ("ONEOK") 14.8%

         III-D          El Paso                                43.1%
                        Eaglwing                               22.0%
                        ONEOK                                  12.7%

         III-E          Eaglwing                               43.7%
                        El Paso                                14.1%
                        Duke Energy Field Services,
                          Inc. ("Duke")                        12.1%

         III-F          El Paso                                35.3%
                        Eaglwing                               19.9%
                        Duke                                   13.9%

         III-G          El Paso                                29.1%
                        Eaglwing                               21.5%
                        Duke                                   11.8%


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2002.

                               Well Statistics(1)
                             As of December 31, 2002

              Number of Gross Wells(2)          Number of Net Wells(3)
              ------------------------        -------------------------
 P/ship       Total     Oil     Gas           Total       Oil     Gas
--------      -----     ---     ---           ------     -----    -----
 III-A          187      89      98            11.18      3.43     7.75
 III-B          159      80      79             7.10      3.60     3.50
 III-C          172      63     109            20.36     11.36     9.00
 III-D          181     125      56            11.44      6.36     5.08
 III-E          244     102     142            27.35      6.64    20.71
 III-F          377     275     102            14.96      5.89     9.07
 III-G        1,382     995     387            10.13      5.35     4.78
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

      Drilling Activities

      During the year ended December 31, 2002, the Partnerships directly or indirectly participated in the drilling activities described below.


                    County/            Working    Revenue
Well Name           Parish       St.   Interest   Interest   Type    Status
---------           -------      ---   --------   --------   ----    ------

III-A P/ship
------------
Hachar D.D. #40     Webb         TX       -       .0075       Gas   Producing
BMT #16             Webb         TX       -       .0050       Gas   Producing
Duke #1-B           San Juan     NM       (1)       (1)       Gas   Producing
Senter #1-C         San Juan     NM       -       .0008       Gas   Producing
Southern Union
  #1-C              San Juan     NM       -       .0027       Gas   Producing
Southern Union
  #1-B              San Juan     NM       -       .0027       Gas   Producing

III-B P/ship
------------
Hachar D.D. #40     Webb         TX       -       .0035       Gas   Producing
BMT #16             Webb         TX       -       .0023       Gas   Producing
Duke #1-B           San Juan     NM       (1)       (1)       Gas   Producing
Senter #1-C         San Juan     NM       -       .0003       Gas   Producing
Southern Union
  #1-C              San Juan     NM       -       .0011       Gas   Producing
Southern Union
  #1-B              San Juan     NM       -       .0011       Gas   Producing

III-C P/ship
------------
Amant #3-32         Custer       OK     .0137     .0102       Gas   Producing
Hachar D.D. #40     Webb         TX       -       .0015       Gas   Producing
BMT #16             Webb         TX       -       .0010       Gas   Producing
Loving 1 State
  #3                Eddy         NM       -       .0112       Gas   Producing
Sugg 1984 #2        Irion        TX       -       .0006       Gas   Producing
Duke #1-B           San Juan     NM       (1)       (1)       Gas   Producing
Senter #1-C         San Juan     NM       -       .0001       Gas   Producing
Southern Union
  #1-C              San Juan     NM       -       .0005       Gas   Producing
Southern Union
  #1-B              San Juan     NM       -       .0005       Gas   Producing
Ellie Mae #1-16     Stephens     OK     .0206     .0155       Gas   Producing

III-D P/ship
------------
Amant #3-32         Custer       OK     .0020     .0015       Gas   Producing
Loving 1 State
  #3                Eddy         NM       -       .0093       Gas   Producing

Sugg 1984 #2        Irion        TX       -       .0005       Gas   Producing
Ellie Mae #1-16     Stephens     OK     .0030     .0022       Gas   Producing

III-E P/ship
------------
Exxon Fee #1-D      Terrebonne   LA     .0430     .0345       Gas   Producing
Church of the
  Brethren #10      Brooks       TX       -       .0024       Gas   Producing

III-F P/ship
------------
Exxon Fee #1-D      Terrebonne   LA     .0371     .0298       Gas   Producing
Church of the
  Brethren #10      Brooks       TX       -       .0020       Gas   Producing
Stewart-Justice
  #1                Garvin       OK     .0008     .0007       Oil   Producing

III-G P/ship
------------
Exxon Fee #1-D      Terrebonne   LA     .0176     .0141       Gas   Producing
Church of the
  Brethren #10      Brooks       TX       -       .0010       Gas   Producing
Robertson North
  Unit(20 new
  wells)            Gaines       TX     .0012     .0010       Oil   Producing
Headlee Unit        Ector        TX     .0003     .0002       Gas   Producing

-----------------------------
(1) The III-A, III-B, and III-C Partnerships elected to not participate in the drilling of the Duke #1-B Well located in San Juan County, New Mexico. If the well reaches payout under the terms of its operating agreement, the III-A, III-B, and III-C Partnerships will have the following interests in the well:

                                      Working         Revenue
                  Partnership        Interest         Interest
                  -----------        ---------        ---------

                     III-A             .0176            .0132
                     III-B             .0074            .0056
                     III-C             .0031            .0023

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

                               Net Production Data

                                III-A Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2002          2001        2000
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           54,340        82,520      49,908
   Gas (Mcf)                           908,912       791,697     678,985

Oil and gas sales:
   Oil                              $1,316,966    $2,030,557  $1,454,983
   Gas                               2,558,132     3,394,606   2,656,278
                                     ---------     ---------   ---------
      Total                         $3,875,098    $5,425,163  $4,111,261
                                     =========     =========   =========
Total direct operating
  expenses                          $  915,252    $1,020,090  $  853,211
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         23.6%         18.8%       20.8%

Average sales price:
   Per barrel of oil                    $24.24        $24.61      $29.15
   Per Mcf of gas                         2.81          4.29        3.91

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 4.45         $4.76      $ 5.23

                               Net Production Data

                                III-B Partnership
                                -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       2002          2001        2000
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           39,042        58,965      40,544
   Gas (Mcf)                           486,057       400,249     326,603

Oil and gas sales:
   Oil                              $  949,685    $1,457,455  $1,185,213
   Gas                               1,326,476     1,689,008   1,277,225
                                     ---------     ---------   ---------
      Total                         $2,276,161    $3,146,463  $2,462,438
                                     =========     =========   =========
Total direct operating
   expenses                         $  622,936    $  630,746  $  525,281
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         27.4%         20.0%       21.3%

Average sales price:
   Per barrel of oil                    $24.32        $24.72      $29.23
   Per Mcf of gas                         2.73          4.22        3.91

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.19        $ 5.02      $ 5.53

                               Net Production Data

                                III-C Partnership
                                -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       2002          2001        2000
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           14,716        14,973      19,431
   Gas (Mcf)                           817,975       935,377     994,305

Oil and gas sales:
   Oil                              $  361,020    $  382,250  $  572,001
   Gas                               2,379,868     3,988,865   3,578,430
                                     ---------     ---------   ---------
      Total                         $2,740,888    $4,371,115  $4,150,431
                                     =========     =========   =========
Total direct operating
   expenses                         $  858,126    $  980,377  $  978,824
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         31.3%         22.4%       23.6%

Average sales price:
   Per barrel of oil                    $24.53        $25.53      $29.44
   Per Mcf of gas                         2.91          4.26        3.60

Direct operating expenses
   per equivalent Bbl of
   oil                                 $  5.68        $ 5.74      $ 5.29

                               Net Production Data

                                III-D Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2002          2001        2000
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           25,279        27,570      31,388
   Gas (Mcf)                           501,256       561,664     629,117

Oil and gas sales:
   Oil                              $  563,269    $  610,171  $  837,978
   Gas                               1,413,445     2,302,188   2,257,213
                                     ---------     ---------   ---------
      Total                         $1,976,714    $2,912,359  $3,095,191
                                     =========     =========   =========
Total direct operating
   expenses                         $  880,922    $  914,671  $  895,563
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         44.6%         31.4%       28.9%

Average sales price:
   Per barrel of oil                    $22.28        $22.13      $26.70
   Per Mcf of gas                         2.82          4.10        3.59

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.10        $ 7.55      $ 6.57

                               Net Production Data

                                III-E Partnership
                                -----------------

                                             Year Ended December 31,
                                    --------------------------------------
                                       2002          2001        2000
                                    ---------     ---------- -----------
Production:
   Oil (Bbls)                         133,901        162,557     183,876
   Gas (Mcf)                        1,000,715      1,226,795   1,526,586

Oil and gas sales:
   Oil                             $2,858,109     $3,486,759 $ 4,822,734
   Gas                              2,517,891      4,751,785   5,654,292
                                    ---------      ---------   ---------
      Total                        $5,376,000     $8,238,544 $10,477,026
                                    =========      =========  ==========
Total direct operating
  expenses                         $3,574,658     $3,511,241 $ 3,652,507
                                    =========      =========  ==========
Direct operating expenses
   as a percentage of oil
   and gas sales                        66.5%          42.6%       34.9%

Average sales price:
   Per barrel of oil                   $21.34         $21.45      $26.23
   Per Mcf of gas                        2.52           3.87        3.70

Direct operating expenses
   per equivalent Bbl of
   oil                                 $11.89         $ 9.57      $ 8.33

                               Net Production Data

                                III-F Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2002          2001        2000
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           23,209        27,090      43,620
   Gas (Mcf)                           503,895       621,792     654,833

Oil and gas sales:
   Oil                              $  529,406    $  603,765  $1,242,912
   Gas                               1,107,352     2,330,535   2,194,409
                                     ---------     ---------   ---------
      Total                         $1,636,758    $2,934,300  $3,437,321
                                     =========     =========   =========
Total direct operating
   expenses                         $  603,358    $  891,493  $  867,235
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         36.9%         30.4%       25.2%

Average sales price:
   Per barrel of oil                    $22.81        $22.29      $28.49
   Per Mcf of gas                         2.20          3.75        3.35

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.63        $ 6.82      $ 5.68

                               Net Production Data

                                III-G Partnership
                                -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2002           2001        2000
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           18,665         20,694      32,013
   Gas (Mcf)                           268,824        326,795     333,031

Oil and gas sales:
   Oil                              $  429,076     $  466,717  $  912,320
   Gas                                 601,405      1,233,341   1,138,070
                                     ---------      ---------   ---------
      Total                         $1,030,481     $1,700,058  $2,050,390
                                     =========      =========   =========
Total direct operating
   expenses                         $  382,168     $  547,716  $  552,240
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         37.1%          32.2%       26.9%

Average sales price:
   Per barrel of oil                    $22.99         $22.55      $28.50
   Per Mcf of gas                         2.24           3.77        3.42

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.02         $ 7.29      $ 6.31


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2002. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2002.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2002 were higher than the prices in effect on December 31, 2001. This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2002 to be higher than such estimates and values at December 31, 2001. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2002. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2002 will actually be realized for such production.

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


                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 2002(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            3,866,700
         Oil and liquids (Bbls)                                  60,496

      Net present value (discounted at
         10% per annum)                                     $10,583,968

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            1,676,027
         Oil and liquids (Bbls)                                  46,684

      Net present value (discounted at
         10% per annum)                                     $ 5,037,182


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,928,613
         Oil and liquids (Bbls)                                 110,916

      Net present value (discounted at
         10% per annum)                                     $12,473,256

   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,667,538
         Oil and liquids (Bbls)                                 236,192

      Net present value (discounted at
         10% per annum)                                     $ 7,655,634


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            7,254,259
         Oil and liquids (Bbls)                               1,259,858

      Net present value (discounted at
         10% per annum)                                     $20,987,455


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,664,302
         Oil and liquids (Bbls)                                 224,872

      Net present value (discounted at
         10% per annum)                                     $10,539,573

   III-G Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,559,807
         Oil and liquids (Bbls)                                 187,091

      Net present value (discounted at
         10% per annum)                                     $ 6,165,409

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2002:

                                Operated Wells
                  -----------------------------------------
                  Partnership       Number          Percent
                  -----------       ------          -------

                      III-A            21              8%
                      III-B             5              2%
                      III-C           107             29%
                      III-D           100             30%
                      III-E            49             18%
                      III-F            28              5%
                      III-G            48              3%


      The following tables set forth certain well and reserve information as of December 31, 2002 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Las Animas Arch Basin straddles east Colorado and northwest Kansas. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and northwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico.


                                     Significant Properties as of December 31, 2002
                                     ----------------------------------------------

                                                                    Wells
                                                                  Operated by
                                                                  Affiliates        Oil          Gas
                        Gross     Net       Other       Total    -------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------

III-A Partnership:
     Gulf Coast            63      4.64        48        111        5      5%     46,008     1,631,398     $5,630,891
     Anadarko              29      1.79        16         45       14     31%      6,102     1,537,608      3,651,374

III-B Partnership:
     Gulf Coast            59      2.68        48        107        1      1%     29,663       860,879     $3,084,466
     Anadarko              36      2.35        10         46        3      7%     12,883       450,833      1,238,112

III-C Partnership:
     Anadarko              54      6.10        52        106       28     26%     18,203     2,578,064     $6,331,881
     Southern Okla.
       Folded Belt         37      7.18        11         48       21     44%     59,223     1,322,070      3,587,022
     Permian               25      6.44         8         33       29     88%     32,506       688,064      1,600,448

III-D Partnership:
     Anadarko              32      3.47        52         84       28     33%      3,586     1,947,634     $4,706,030
     Permian               25      5.31         8         33       29     88%     26,682       554,793      1,281,316
     Jay Field             86       .56         -         86        -      -     160,965        28,998        936,536


---------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2002
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                  Affiliates       Oil          Gas
                        Gross     Net       Other       Total    -------------   Reserves     Reserves    Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)       Value
------------------      ------   -------    --------    ------   ------   ----   ---------   ----------  ----------

III-E Partnership:
     Jay Field            86      3.43          -        86         -      -    1,148,782      220,022   $6,725,353
     Green River          55      4.06         12        67         -      -       20,871    3,649,751    6,507,341
     Gulf Coast           39      4.71         10        49         6     12%      10,700    1,010,907    2,569,775
     Anadarko             22      5.12          3        25        19     76%      13,068    1,069,134    2,188,139

III-F Partnership:
     Green River          55      3.31         12        67         -      -       17,527    3,067,709   $5,476,251
     Anadarko             27      5.67          3        30        24     80%      25,634    1,013,820    2,050,775
     Las Animas Arch      66      1.64          -        66         -      -       99,135      162,157    1,245,490

III-G Partnership:
     Green River          55      1.61         12        67         -      -        8,716    1,528,059   $2,731,367
     Anadarko             47      3.28          6        53        38     72%      16,713      615,668    1,189,097
     Las Animas Arch      66       .98          -        66         -      -       65,560      107,417      824,263

--------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.


      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2002, as compared to December 31, 2001, were significant to the Partnerships.

      The III-A and III-B Partnerships' estimated proved reserves decreased 47,107 and 31,072 barrels of oil equivalent, respectively, in the Mahaffey #3 well located in Jefferson Davis Parish, Louisiana from December 31, 2001 to December 31, 2002. These decreases were primarily due to the full depletion of gas reserves on this well.


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


ITEM 3. LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the Partnerships.

      In February 2003, in an effort to minimize potential exposure created by the Wyoming statutes and accompanying legal fees, Samson refunded to the royalty and overriding royalty interest owners who were potential class members all of the amounts which were claimed to be improperly deducted plus statutory interest thereon. The applicable portions of these refunds being recouped from the Partnerships in the first quarter of 2003 as follows:

                  Partnership          Amount
                  -----------       ------------

                      III-A          $   5,380
                      III-B              3,548
                      III-C                -
                      III-D                -
                      III-E            122,289
                      III-F            102,690
                      III-G             51,077

The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim.

      Except as set forth above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2002.


                                    PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2003, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,205
               III-B           138,336                  698
               III-C           244,536                1,127
               III-D           131,008                  602
               III-E           418,266                1,882
               III-F           221,484                1,000
               III-G           121,925                  518

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


                             Repurchase Offer Prices
                             -----------------------

                      2001                         2002                 2003
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $10    $ 5     $21   $17      $14   $13     $20    $18      $16
III-B         9      5      20    17       13    11      20     18       16
III-C        12      7      20    17       16    15      18     17       16
III-D        14      7      23    20       19    19      23     22       21
III-E        15     11      27    24       24    24      25     25       24
III-F        14     10      24    22       22    21      20     19       18
III-G        15     11      25    23       22    22      21     20       19


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

      The following is a summary of cash distributions paid to the Limited Partners during 2001, 2002, and the first quarter of 2003:

                               Cash Distributions
                                -----------------

                                   2001
                 -----------------------------------------
                  1st         2nd          3rd       4th
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.
      ------     -----       -----        -----      -----

      III-A      $3.33        $4.57       $3.38      $3.38
      III-B       3.48         4.42        3.27       3.27
      III-C       3.62         5.73        4.38       2.63
      III-D       4.26         6.81        5.14       3.15
      III-E       3.78         4.84        4.00       2.19
      III-F       3.31         3.91        4.77       1.63
      III-G       3.47         3.90        5.04       1.55



                                   2002                           2003
                 -----------------------------------------        -----
                  1st         2nd          3rd       4th           1st
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.          Qtr.
      ------     -----       -----        -----      -----        -----

      III-A      $3.20        $1.49       $1.73      $2.46        $1.78
      III-B       3.48         1.63        1.72       2.56         1.85
      III-C       1.35          .90        1.26       1.26         1.07
      III-D        .75          .44        1.34       1.22         1.26
      III-E         -            -          .27        .36          .64
      III-F        .64          .85         .59        .52          .74
      III-G        .81          .77         .66        .73          .93

ITEM 6.  SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $3,875,098          $5,425,163        $4,111,261        $2,071,891        $2,029,797
Net Income:
   Limited Partners             1,822,932           3,211,072         2,424,492           717,149           628,357
   General Partner                256,987             405,019           275,300            54,650            53,190
   Total                        2,079,919           3,616,091         2,699,792           771,799           681,547
Limited Partners' Net
   Income per Unit                   6.91               12.16              9.18              2.72              2.38
Limited Partners' Cash
   Distributions per
   Unit                              8.88               14.66              6.42              3.30              6.06
Total Assets                    2,465,350           3,086,819         3,585,623         2,793,806         2,984,008
Partners' Capital
   (Deficit):
   Limited Partners             2,405,219           2,927,287         3,587,215         2,857,723         3,011,574
   General Partner             (   87,091)        (   114,834)      (   132,196)      (   194,823)      (   197,325)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976           263,976


                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,276,161          $3,146,463        $2,462,438        $1,259,735        $1,201,418
Net Income:
   Limited Partners               916,420           1,701,127         1,364,829           417,755           374,539
   General Partner                216,453             348,971           264,081           110,131           108,544
   Total                        1,132,873           2,050,098         1,628,910           527,886           483,083
Limited Partners' Net
   Income per Unit                   6.62               12.30              9.87              3.02              2.71
Limited Partners' Cash
   Distributions per
   Unit                              9.39               14.44              7.34              3.27              6.82
Total Assets                    1,390,931           1,830,746         2,069,748         1,690,316         1,717,863
Partners' Capital
   (Deficit):
   Limited Partners             1,357,494           1,741,074         2,037,947         1,687,118         1,721,363
   General Partner            (    48,554)        (    67,276)      (    38,756)      (    79,362)      (    85,016)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336


                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------       ------------

Oil and Gas Sales              $2,740,888          $4,371,115        $4,150,431        $2,446,824         $2,447,005
Net Income:
   Limited Partners             1,178,582           2,653,485         2,554,851         1,053,071          1,094,816
   General Partner                158,236             163,926           143,251            75,430             87,868
   Total                        1,336,818           2,817,411         2,698,102         1,128,501          1,182,684
Limited Partners' Net
   Income per Unit                   4.82               10.85             10.45              4.31               4.48
Limited Partners' Cash
   Distributions per
   Unit                              4.77               16.36              8.45              4.98               8.50
Total Assets                    2,751,198           2,627,295         3,949,266         3,447,965          3,572,389
Partners' Capital
   (Deficit):
   Limited Partners             2,517,801           2,507,219         3,854,734         3,364,883          3,531,812
   General Partner            (   150,636)        (   175,495)      (   152,824)      (   168,448)      (    179,285)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536            244,536



                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------       ------------

Oil and Gas Sales              $1,976,714          $2,912,359        $3,095,191        $2,007,243         $1,789,571
Net Income (Loss):
   Limited Partners               705,530           1,630,013         1,893,355           870,221       (     84,498)
   General Partner                 93,120             107,057           109,411            55,068             38,462
   Total                          798,650           1,737,070         2,002,766           925,289       (     46,036)
Limited Partners' Net
   Income (Loss) per
   Unit                              5.39               12.44             14.45              6.64       (        .64)
Limited Partners' Cash
   Distributions per
   Unit                              3.75               19.36             13.21              5.87               7.88
Total Assets                    1,458,550           1,157,930         1,987,262         1,810,172          1,687,823
Partners' Capital
   (Deficit):
   Limited Partners             1,086,354             872,824         1,779,811         1,618,456          1,518,235
   General Partner            (    50,949)        (    72,956)      (    58,871)      (    66,221)      (     73,501)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008            131,008



                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      -------------     ------------      ------------

Oil and Gas Sales              $5,376,000          $8,238,544        $10,477,026       $7,046,449        $6,400,589
Net Income (Loss):
   Limited Partners               798,510           3,744,610          6,952,136        2,016,127       ( 3,260,925)
   General Partner                127,708             261,289            378,449          124,846            57,256
   Total                          926,218           4,005,899          7,330,585        2,140,973       ( 3,203,669)
Limited Partners' Net
   Income (Loss) per
   Unit                              1.91                8.95              16.62             4.82       (      7.80)
Limited Partners' Cash
   Distributions per
   Unit                               .63               14.81              15.73             2.62              7.35
Total Assets                    4,442,417           3,768,636          6,138,734        5,742,231         4,621,412
Partners' Capital
   (Deficit):
   Limited Partners             3,492,685           2,960,175          5,410,565        5,037,429         4,117,302
   General Partner            (   250,684)        (   286,758)      (    240,721)     (   259,526)      (   275,783)
Number of Units
   Outstanding                    418,266             418,266            418,266          418,266           418,266



                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $1,636,758          $2,934,300        $3,437,321        $2,314,446        $2,149,193
Net Income (Loss):
   Limited Partners               460,816           1,782,241         2,142,067           801,095       (     5,324)
   General Partner                 35,680             103,349           125,735            59,101            29,041
   Total                          496,496           1,885,590         2,267,802           860,196            23,717
Limited Partners' Net
   Income (Loss)
   per Unit                          2.08                8.05              9.67              3.62       (       .02)
Limited Partners' Cash
   Distributions per
   Unit                              2.60               13.62              9.59              2.23              5.34
Total Assets                    2,427,147           2,369,806         3,638,555         3,689,702         3,533,814
Partners' Capital
   (Deficit):
   Limited Partners             2,245,037           2,359,221         3,593,980         3,575,913         3,268,818
   General Partner            (   159,621)        (   161,655)      (   135,914)      (   154,318)      (   164,221)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484           221,484



                                                 Selected Financial Data

                                                    III-G Partnership
                                                    -----------------

                                  2002                2001              2000              1999              1998
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $1,030,481          $1,700,058        $2,050,390        $1,439,700        $1,272,575
Net Income (Loss):
   Limited Partners               329,084           1,036,655         1,359,105           588,182       (   308,749)
   General Partner                 23,287              59,655            77,940            39,264            13,093
   Total                          352,371           1,096,310         1,437,045           627,446       (   295,656)
Limited Partners' Net
   Income (Loss)
   per Unit                          2.70                8.50             11.15              4.82       (      2.53)
Limited Partners' Cash
   Distributions per
   Unit                              2.97               13.96             10.93              2.50              5.95
Total Assets                    1,396,010           1,336,030         2,017,325         2,001,438         1,817,470
Partners' Capital
   (Deficit):
   Limited Partners             1,284,099           1,318,015         1,982,360         1,956,255         1,672,073
   General Partner            (    91,757)        (    93,950)      (    79,337)      (    91,045)      (    99,974)
Number of Units
   Outstanding                    121,925             121,925           121,925           121,925           121,925


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum
        Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of  consumer  demand  and  overall  economic  activity;
      * The competitiveness  of  alternative  fuels;
      * Weather  conditions;
      * The availability of pipelines for transportation; and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001, and for the year ended December 31, 2001 as compared to the year ended December 31, 2000.


                                III-A Partnership
                               -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------


      Total oil and gas sales decreased $1,550,065 (28.6%) in 2002 as compared to 2001. Of this decrease, approximately (i) $1,339,000 was related to a decrease in the average price of gas sold and (ii) $693,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $503,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 28,180 barrels, while volumes of gas sold increased 117,215 Mcf in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production on one significant well due to the successful workover of that well during mid 2002. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during early 2002 and (ii) positive prior period gas balancing adjustments on two significant wells during 2002. These increases were partially offset by a decline in production on two significant wells following the recompletions of those wells during mid 2001. Average oil and gas prices decreased to $24.24 per barrel and $2.81 per Mcf, respectively, in 2002 from

$24.61 per barrel and $4.29 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $104,838 (10.3%) in 2002 as compared to 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) positive prior period lease operating expense adjustments on two significant wells during 2002, (ii) an increase in workover expenses incurred on one significant well during 2002 as compared to 2001, and (iii) workover expenses incurred on another significant well during 2002. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2002 from 18.8% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $33,323 (6.4%) in 2002 as compared to 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during 2002 and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2002. These increases were partially offset by (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense increased to 14.3% in 2002 from 9.6% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,782 (1.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 8.1% in 2002 from 5.7% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $33,948,701 or 128.61% of Limited Partners' capital contributions.

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                      -------------------------------------

      Total oil and gas sales increased $1,313,902 (32.0%) in 2001 as compared to 2000. Of this increase, approximately (i) $951,000 and $441,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $297,000 was related to an increase in the average price of gas sold. These increases were partially offset by a decrease of approximately $375,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 32,612 barrels and 112,712 Mcf, respectively, in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the recompletions of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on two other significant wells due to the successful recompletion of those wells during 2001. Average oil prices decreased to $24.61 per barrel in 2001 from $29.15 per barrel in 2000. Average gas prices increased to $4.29 per Mcf in 2001 from $3.91 per Mcf in 2000.


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

                                III-B Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------


      Total oil and gas sales decreased $870,302 (27.7%) in 2002 as compared to 2001. Of this decrease, approximately (i) $725,000 was related to a decrease in the average price of gas sold and (ii) $492,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $362,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 19,923 barrels, while volumes of gas sold increased 85,808 Mcf in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) a decline in production on several wells following the recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production on one significant well due to the successful workover of that well during mid 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during 2002 and
(ii) an increase in production on one significant well due to the successful workover of that well during early 2002. These increases were partially offset by a decline in production on two significant wells following the recompletions of those wells during mid 2001. Average oil and gas prices decreased to $24.32 per barrel and $2.73 per Mcf, respectively, in 2002 from $24.72 per barrel and $4.22 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,810 (1.2%) in 2002 as compared to 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) positive prior period lease operating expense adjustments on two significant wells during 2002, (ii) an increase in workover expenses incurred on one significant well in 2002 as compared to 2001, and (iii) workover expenses incurred on several wells within the same unit during 2002. As a percentage of oil and gas sales, these expenses increased to 27.4% in 2002 from 20.0% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,159 (7.0%) in 2002 as compared to 2001. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on several wells during 2002 and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2002. These increases were partially offset by (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense increased to 14.8% in 2002 from 10.0% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,365 (1.4%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 7.6% in 2002 from 5.4% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.


      The Limited Partners have received cash distributions through December 31, 2002 totaling $19,426,353 or 140.43% of Limited Partners' capital contributions.


                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                      -------------------------------------

      Total oil and gas sales increased $684,025 (27.8%) in 2001 as compared to 2000. Of this increase, approximately (i) $538,000 and $288,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $124,000 was related to an increase in the average price of gas sold. These increases were partially offset by a decrease of approximately $266,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold increased 18,421 barrels and 73,646 Mcf, respectively, in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the recompletions of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) a successful completion of a new well during mid 2000 and (ii) increased production on two other significant wells due to the successful recompletion of those wells during 2001. Average oil prices decreased to $24.72 per barrel in 2001 from $29.23 per barrel in 2000. Average gas prices increased to $4.22 per Mcf in 2001 from $3.91 per Mcf in 2000.

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


                                III-C Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $1,630,227 (37.3%) in 2002 as compared to 2001. Of this decrease, approximately (i) $1,108,000 was related to a decrease in the average price of gas sold and (ii) $501,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 257 barrels and 117,402 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of several wells within one unit for the latter portion of 2002 in order to perform workovers on those wells and (ii) normal declines in production. These decreases were partially offset by an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a decline in production on one significant well following the unsuccessful recompletion attempt of that well during late 2001. Average oil and gas prices decreased to $24.53 per barrel and $2.91 per Mcf, respectively, in 2002 from $25.53 per barrel and $4.26 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $122,251 (12.5%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) workover expenses incurred on several wells within the same unit during 2002 and (ii) workover expenses incurred on two significant wells during 2002. As a percentage of oil and gas sales, these expenses increased to 31.3% in 2002 from 22.4% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $93,631 (25.2%) in 2002 as compared to 2001. This decrease was primarily due to (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to drilling activities on several wells during 2002. As a percentage of oil and gas sales, this expense increased to 10.1% in 2002 from 8.5% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,444 (1.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 10.6% in 2002 from 6.6% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $25,673,795 or 104.99% of Limited Partners' capital contributions.


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

                                III-D Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $935,645 (32.1%) in 2002 as compared to 2001. Of this decrease, approximately (i) $641,000 was related to a decrease in the average price of gas sold and (ii) $248,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,291 barrels and 60,408 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices increased to $22.28 per barrel in 2002 from $22.13 per barrel in 2001. Average gas prices decreased to $2.82 per Mcf in 2002 from $4.10 per Mcf in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,749 (3.7%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by (i) an increase in workover expenses incurred on several wells within the same unit in 2002 as compared to 2001 and (ii) workover expenses incurred on two significant wells during 2002. As a percentage of oil and gas sales, these expenses increased to 44.6% in 2002 from 31.4% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $23,911 (19.1%) in 2002 as compared to 2001. This increase was primarily due to two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.6% in 2002 from 4.3% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $2,128 (1.3%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 8.3% in 2002 from 5.6% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $14,060,669 or 107.33% of Limited Partners' capital contributions.


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


                                III-E Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

Total oil and gas sales decreased $2,862,544 (34.7%) in 2002 as compared to 2001. Of this decrease, approximately (i) $615,000 and $876,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $1,358,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 28,656 barrels and 226,080 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to
(i) normal declines in production, (ii) production difficulties on one significant well during 2002 (which have now been remedied), and (iii) the shutting-in of another significant well during 2002 in order to perform a recompletion scheduled for the first part of 2003. These decreases were partially offset by the III-E Partnership receiving a reduced percentage of sales on one significant well in 2001 due to gas balancing. Average oil and gas prices decreased to $21.34 per barrel and $2.52 per Mcf, respectively, in 2002 from $21.45 per barrel and $3.87 per Mcf, respectively, in 2001. The average gas price in 2002 was lowered by the payment of refund amounts relating to the R.W. Scott Investments, LLC lawsuit described in Item 3 of this Annual Report due to the netting of such refunds against gas sales.

      Oil and gas production expenses (including lease operating expenses and production expenses) increased $63,417 (1.8%) in 2002 as compared to 2001. This increase was primarily due to an increase in workover expenses incurred on several wells within several units in 2002 as compared to 2001. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 66.5% in 2002 from 42.6% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $42,757 (12.2%) in 2002 as compared to 2001. This increase was primarily due to (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) an increase in depletable oil and gas properties primarily due to drilling activities in a large unitized property during 2002. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.3% in 2002 from 4.3% in 2001. This percentage increase was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,204 (1.1%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 9.0% in 2002 from 5.8% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $44,357,016 or 106.05% of Limited Partners' capital contributions.


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

                                III-F Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $1,297,542 (44.2%) in 2002 as compared to 2001. Of this decrease, approximately (i) $679,000 was related to a decrease in the average price of gas sold and (ii) $442,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 3,881 barrels and 117,897 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to the sale of one significant well during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during 2002 in order to perform a recompletion, and (iii) the shutting-in of another significant well during 2002 in order to perform a workover. Average oil prices increased to $22.81 per barrel in 2002 from $22.29 per barrel in 2001. Average gas prices decreased to $2.20 per Mcf in 2002 from $3.75 per Mcf in 2001. The average gas price in 2002 was lowered by the payment of refund amounts relating to the R.W. Scott Investments, LLC lawsuit described in Item 3 of this Annual Report due to the netting of such refunds against gas sales.

      As  discussed  in  Liquidity  and  Capital   Resources  below,  the  III-F
Partnership sold certain oil and gas properties during 2001 and recognized a $338,452 gain on such sales. No such sales occurred during 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $288,135 (32.3%) in 2002 as compared to 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on two significant wells during 2001. As a percentage of oil and gas sales, these expenses increased to 36.9% in 2002 from 30.4% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,138 (4.2%) in 2002 as compared to 2001. This increase was primarily due to an increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during 2002. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense increased to 16.7% in 2002 from 8.9% in 2001.

This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $3,281 (1.3%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 16.2% in 2002 from 8.9% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $17,339,904 or 78.29% of Limited Partners' capital contributions.


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


                                III-G Partnership
                                -----------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $669,577 (39.4%) in 2002 as compared to 2001. Of this decrease, approximately (i) $362,000 was related to a decrease in the average price of gas sold and (ii) $219,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,029 barrels and 57,971 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to the sale of one significant well during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during 2002 in order to perform a recompletion, and (iii) the shutting-in of another significant well during 2002 in order to perform a workover. Average oil prices increased to $22.99 per barrel in 2002 from $22.55 per barrel in 2001. Average gas prices decreased to $2.24 per Mcf in 2002 from $3.77 per Mcf in 2001. The average gas price in 2002 was lowered by the payment of refund amounts relating to the R.W. Scott Investments, LLC lawsuit described in Item 3 of this Annual Report due to the netting of such refunds against gas sales.

      As  discussed  in  Liquidity  and  Capital   Resources  below,  the  III-G
Partnership sold certain oil and gas properties during 2001 and recognized a $220,939 gain on such sales. No such sales occurred during 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $165,548 (30.2%) in 2002 as compared to 2001. This decrease was primarily due to (i) the sale of one significant well during early 2001, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on two significant wells during 2001. As a percentage of oil and gas sales, these expenses increased to 37.1% in 2002 from 32.2% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant in 2002 as compared to 2001. An increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during 2002 was substantially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense increased to 13.9% in 2002 from 8.3% in 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $2,164 (1.4%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 14.9% in 2002 from 8.9% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $9,548,287 or 78.31% of Limited Partners' capital contributions.


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

      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel or 6 Mcf of gas) for 2002, 2001, and 2000.

                              2002 Compared to 2001
                              ---------------------

                              Average Sales Prices
-----------------------------------------------------------------------------
P/ship            2002                       2001                % Change
------      -------------------        -----------------       --------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    -----
III-A       $24.24       $2.81         $24.61     $4.29         (2%)    (34%)
III-B        24.32        2.73          24.72      4.22         (2%)    (35%)
III-C        24.53        2.91          25.53      4.26         (4%)    (32%)
III-D        22.28        2.82          22.13      4.10          1%     (31%)
III-E        21.34        2.52          21.45      3.87         (1%)    (35%)
III-F        22.81        2.20          22.29      3.75          2%     (41%)
III-G        22.99        2.24          22.55      3.77          2%     (41%)

                               Production Volumes
-----------------------------------------------------------------------------
P/ship               2002                      2001              % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        54,340       908,912       82,520     791,697      (34%)    15%
III-B        39,042       486,057       58,965     400,249      (34%)    21%
III-C        14,716       817,975       14,973     935,377      ( 2%)   (13%)
III-D        25,279       501,256       27,570     561,664      ( 8%)   (11%)
III-E       133,901     1,000,715      162,557   1,226,795      (18%)   (18%)
III-F        23,209       503,895       27,090     621,792      (14%)   (19%)
III-G        18,665       268,824       20,694     326,795      (10%)   (18%)


                           Average Production Costs
                         per Barrel of Oil Equivalent
                  ----------------------------------------
                  P/ship      2002      2001      % Change
                  ------     -----     -----      --------
                  III-A      $4.45     $4.76         ( 7%)
                  III-B       5.19      5.02           3%
                  III-C       5.68      5.74         ( 1%)
                  III-D       8.10      7.55           7%
                  III-E      11.89      9.57          24%
                  III-F       5.63      6.82         (17%)
                  III-G       6.02      7.29         (17%)

                              2001 Compared to 2000
                              ---------------------

                              Average Sales Prices
----------------------------------------------------------------------------
P/ship             2001                       2000               % Change
------      -------------------        -----------------       -------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil     Gas
            -------     -------        -------   -------       -----    ----
III-A       $24.61       $4.29          $29.15    $3.91        (16%)     10%
III-B        24.72        4.22           29.23     3.91        (15%)      8%
III-C        25.53        4.26           29.44     3.60        (13%)     18%
III-D        22.13        4.10           26.70     3.59        (17%)     14%
III-E        21.45        3.87           26.23     3.70        (18%)      5%
III-F        22.29        3.75           28.49     3.35        (22%)     12%
III-G        22.55        3.77           28.50     3.42        (21%)     10%


                               Production Volumes
-----------------------------------------------------------------------------
P/ship              2001                       2000               % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        82,520       791,697       49,908     678,985       65%     17%
III-B        58,965       400,249       40,544     326,603       45%     23%
III-C        14,973       935,377       19,431     994,305      (23%)   ( 6%)
III-D        27,570       561,664       31,388     629,117      (12%)   (11%)
III-E       162,557     1,226,795      183,876   1,526,586      (12%)   (20%)
III-F        27,090       621,792       43,620     654,833      (38%)   ( 5%)
III-G        20,694       326,795       32,013     333,031      (35%)   ( 2%)


                          Average Production Costs
                        per Barrel of Oil Equivalent
                  ----------------------------------------
                  P/ship      2001      2000      % Change
                  ------     -----     -----      --------
                  III-A      $4.76     $5.23         ( 9%)
                  III-B       5.02      5.53         ( 9%)
                  III-C       5.74      5.29           9%
                  III-D       7.55      6.57          15%
                  III-E       9.57      8.33          15%
                  III-F       6.82      5.68          20%
                  III-G       7.29      6.31          16%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2002 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2002 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A                4.3             1.1
                     III-B                3.4             1.2
                     III-C                6.0             7.5
                     III-D                5.3             9.3
                     III-E                7.2             9.4
                     III-F                9.3             9.7
                     III-G                9.5            10.0

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2002, 2001, and 2000 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletions and developmental drilling:

      Partnership         2002              2001              2000
      -----------       --------          --------          --------

         III-A          $137,214          $314,177          $ 13,509
         III-B            63,540           207,751             8,907
         III-C           153,761           128,049            25,540
         III-D           170,676            58,029            24,429
         III-E           486,120           338,130           224,656
         III-F            89,261            52,855           175,878
         III-G            52,739            53,457           103,365

      While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the

General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2002, 2001, and 2000. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2002, 2001, and 2000, were as follows:

      Partnership           2002           2001             2000
      -----------         ---------      --------        ----------
        III-A             $  -           $  7,352        $   38,743
        III-B                 118           3,105            13,342
        III-C              20,018          52,664            71,917
        III-D              16,935           7,258           206,940
        III-E                -             55,511         1,352,609
        III-F                -            344,043           349,431
        III-G                -            222,333           247,866


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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the

Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the term of the III-G
Partnership for the first two-year extension period, and the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions          Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
     III-A          November 22, 1999           2        November 22, 2003
     III-B          January 24, 2000            2        January  24, 2004
     III-C          February 28, 2000           2        February 28, 2004
     III-D          September 5, 2000           2        September 5, 2004
     III-E          December 26, 2000           2        December 26, 2004
     III-F          March 7, 2001               2        March 7, 2005
     III-G          September 20, 2001          1        September 20, 2003

The General Partner has not determined whether it will further extend the term of any Partnership.

      During the first quarter of 2003 the Partnerships reimbursed Samson for certain payments Samson made to royalty and overriding royalty interest owners on Wyoming properties. These refunds were made in connection with the class action allegations made in the lawsuit described in "Item 3. Legal Proceedings." These reimbursements may reduce or eliminate cash available for first quarter cash distributions.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of all oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets included in Item 15 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. These rates also approximate the prices for which the Partnerships are currently settling similar liabilities. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership:

                   Change in           Increase in
                  Capitalized         Net Income for
                  Cost of Oil         the Change in           Asset
                    and Gas             Accounting          Retirement
Partnership        Properties           Principle           Obligation
-----------       ------------        --------------        ----------

   III-A            $166,000           $ 56,000              $110,000
   III-B             116,000             39,000                77,000
   III-C             296,000            106,000               190,000
   III-D             170,000             64,000               106,000
   III-E             421,000            160,000               261,000
   III-F             234,000             94,000               140,000
   III-G             149,000             55,000                94,000

The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. Management has not yet determined the actual or estimated impact of these future adjustments on the Partnerships' future financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001(January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on the Partnerships' financial position or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2002. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


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

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          51     President and Director

      Judy K. Fox              52     Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2002 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2002, 2001, and 2000, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


            Partnership         2002          2001         2000
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136
               III-G           128,340       128,340      128,340

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2002, 2001, and 2000:





                                                  Salary Reimbursement
                                                     III-A Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2002

                                                                    Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -            -          -           -              -           -           -
                      2001      -            -          -           -              -           -           -
                      2002      -            -          -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $164,917       -          -           -              -           -           -
                      2001    $154,275       -          -           -              -           -           -
                      2002    $148,384       -          -           -              -           -           -

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






                                                  Salary Reimbursement
                                                     III-B Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2002

                                                                    Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000       -           -         -           -              -           -           -
                      2001       -           -         -           -              -           -           -
                      2002       -           -         -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000     $86,425       -         -           -              -           -           -
                      2001     $80,848       -         -           -              -           -           -
                      2002     $77,761       -         -           -              -           -           -

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


                                                  Salary Reimbursements
                                                    III-C Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------

Dennis R. Neill,
President(1)          2000       -           -           -          -              -           -           -
                      2001       -           -           -          -              -           -           -
                      2002       -           -           -          -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $152,774      -           -           -              -           -           -
                      2001    $142,915      -           -           -              -           -           -
                      2002    $137,458      -           -           -              -           -           -

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


                                                  Salary Reimbursements
                                                    III-D Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -           -          -           -              -           -           -
                      2001      -           -          -           -              -           -           -
                      2002      -           -          -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $81,846       -          -           -              -           -           -
                      2001    $76,564       -          -           -              -           -           -
                      2002    $73,641       -          -           -              -           -           -

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


                                                  Salary Reimbursements
                                                    III-E Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -           -          -           -              -            -           -
                      2001      -           -          -           -              -            -           -
                      2002      -           -          -           -              -            -            -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $261,306      -          -           -              -            -           -
                      2001    $244,443      -          -           -              -            -           -
                      2002    $235,110      -          -           -              -            -           -

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

                                                  Salary Reimbursements
                                                    III-F Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -           -           -           -             -           -            -
                      2001      -           -           -           -             -           -            -
                      2002      -           -           -           -             -           -            -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $138,366      -           -           -             -           -            -
                      2001    $129,437      -           -           -             -           -            -
                      2002    $124,495      -           -           -             -           -            -

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


                                                  Salary Reimbursements
                                                    III-G Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2002

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)            2000  -            -          -           -              -            -          -
                        2001  -            -          -           -              -            -          -
                        2002  -            -          -           -              -            -          -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2000  $76,170      -          -           -              -            -          -
                        2001  $71,254      -          -           -              -            -          -
                        2002  $68,534      -          -           -              -            -          -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 1, 2003 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  -------------------

III-A Partnership:
-----------------
   Samson Resources Company                            55,929     (21.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  55,929     (21.2%)

III-B Partnership:
-----------------
   Samson Resources Company                            29,654     (21.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  29,654     (21.4%)

III-C Partnership:
-----------------
   Samson Resources Company                            56,130     (23.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  56,130     (23.0%)

III-D Partnership:
-----------------
   Samson Resources Company                            33,419     (25.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  33,419     (25.5%)

III-E Partnership:
-----------------
   Samson Resources Company                           109,378     (26.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 109,378     (26.2%)

III-F Partnership:
-----------------
   Samson Resources Company                            57,649     (26.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  57,649     (26.0%)

III-G Partnership:
-----------------
   Samson Resources Company                            31,178     (25.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  31,178     (25.6%)

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


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are filed as part of this report:

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

 4.2 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.5 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.9 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.10 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.11 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.15 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.18 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.19 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.20 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.24 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.27 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.28 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.29 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.33 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

*4.36 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated August 20, 2002.

 4.37 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.39 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.40 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.43 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November

            14, 2002, and is hereby incorporated by reference.

 4.46 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.48 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.49 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.51 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53       Fifth   Amendment   to   Agreement  of   Limited  Partnership  dated
            February 5, 2001 for the Geodyne Energy Income

            Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.53a Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003.

 4.54 Agreement of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Certificate of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit
            4.53 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.56 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.58 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.57 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.60 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.61 Fifth Amendment to Agreement of Limited Partnership dated September 6, 2001, for the Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.59 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-G.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

*99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

*99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

*99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

*99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-G.


      All other Exhibits are omitted as inapplicable.

      ----------
      *Filed herewith.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

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

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner

                                  March 28, 2003

                                    By:    //s//Dennis R. Neill
                                          ------------------------------
                                               Dennis R. Neill
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            March 28, 2003
      -------------------       Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 28, 2003
      -------------------       Officer (Principal
        Craig D. Loseke         Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                March 28, 2003
      -------------------
          Judy K. Fox

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-B;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-B;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-C;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-C;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-G;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership III-G;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

Item 8:     Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------
                                              2002                2001
                                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents               $  718,665          $  874,852
   Accounts receivable:
      Related party (Note 2)                      888
      Oil and gas sales                       617,187             557,898
                                            ---------           ---------
         Total current assets              $1,336,740          $1,432,750

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             867,774           1,306,496

DEFERRED CHARGE                               260,836             347,573
                                            ---------           ---------
                                           $2,465,350          $3,086,819
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   86,580          $  201,567
   Gas imbalance payable                       27,471              31,836
                                            ---------           ---------
      Total current liabilities            $  114,051          $  233,403

ACCRUED LIABILITY                          $   33,171          $   40,963

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   87,091)        ($  114,834)
   Limited Partners, issued and
      outstanding, 263,976 Units            2,405,219           2,927,287
                                            ---------           ---------
         Total Partners' capital           $2,318,128          $2,812,453
                                            ---------           ---------
                                           $2,465,350          $3,086,819
                                            =========           =========





              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 2002, 2001, and 2000

                                        2002             2001            2000
                                    ------------      ----------      ----------
REVENUES:
   Oil and gas sales                 $3,875,098       $5,425,163      $4,111,261
   Interest income                        7,489           33,344          26,015
   Gain (loss) on sale of oil
      and gas properties            (    22,350)           5,635           7,670
                                      ---------        ---------       ---------
                                     $3,860,237       $5,464,142      $4,144,946

COSTS AND EXPENSES:
   Lease operating                   $  697,520       $  597,621      $  525,707
   Production tax                       217,732          422,469         327,504
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    552,708          519,385         277,866
   General and
      administrative                    312,358          308,576         314,077
                                      ---------        ---------       ---------
                                     $1,780,318       $1,848,051      $1,445,154
                                      ---------        ---------       ---------

NET INCOME                           $2,079,919       $3,616,091      $2,699,792
                                      =========        =========       =========

GENERAL PARTNER - NET
   INCOME                            $  256,987       $  405,019      $  275,300
                                      =========        =========       =========

LIMITED PARTNERS - NET
   INCOME                            $1,822,932       $3,211,072      $2,424,492
                                      =========        =========       =========
NET INCOME per Unit                  $     6.91       $    12.16      $     9.18
                                      =========        =========       =========
UNITS OUTSTANDING                       263,976          263,976         263,976
                                      =========        =========       =========



              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000

                               Limited           General
                               Partners          Partner          Total
                              ------------     ----------     ------------

Balance, Dec. 31, 1999         $2,857,723      ($194,823)      $2,662,900
   Net income                   2,424,492        275,300        2,699,792
   Cash distributions         ( 1,695,000)     ( 212,673)     ( 1,907,673)
                                ---------        -------        ---------

Balance, Dec. 31, 2000         $3,587,215      ($132,196)      $3,455,019
   Net income                   3,211,072        405,019        3,616,091
   Cash distributions         ( 3,871,000)     ( 387,657)     ( 4,258,657)
                                ---------        -------        ---------

Balance, Dec. 31, 2001         $2,927,287      ($114,834)      $2,812,453
   Net income                   1,822,932        256,987        2,079,919
   Cash distributions         ( 2,345,000)     ( 229,244)     ( 2,574,244)
                                ---------        -------        ---------

Balance, Dec. 31, 2002         $2,405,219      ($ 87,091)      $2,318,128
                                =========        =======        =========


              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001            2000
                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,079,919      $3,616,091      $2,699,792
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     552,708         519,385         277,866
      (Gain) loss on sale of oil
        and gas properties              22,350     (     5,635)    (     7,670)
      Increase in accounts
        receivable-related
        party                      (        10)           -               -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (    59,289)        255,651     (   487,858)
      (Increase) decrease in
        deferred charge                 86,737             202     (    68,124)
      Increase (decrease) in
        accounts payable           (   114,987)        159,063     (     6,691)
      Increase (decrease) in
        gas imbalance payable      (     4,365)    (     2,634)          2,811
      Increase (decrease) in
        accrued liability          (     7,792)    (    12,667)          3,578
                                     ---------       ---------       ---------

   Net cash provided by
      operating activities          $2,555,271      $4,529,456      $2,413,704
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  137,214)    ($  314,177)    ($   13,509)
   Proceeds from sale of oil
      and gas properties                  -              7,352          38,743
                                     ---------       ---------       ---------

   Net cash provided (used)
      by investing activities      ($  137,214)    ($  306,825)     $   25,234
                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,574,244)    ($4,258,657)    ($1,907,673)
                                     ---------       ---------       ---------
   Net cash used by
      financing activities         ($2,574,244)    ($4,258,657)    ($1,907,673)
                                     ---------       ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  156,187)    ($   36,026)     $  531,265

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              874,852         910,878         379,613
                                     ---------       ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  718,665      $  874,852      $  910,878
                                     =========       =========       =========



              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------
                                                2002              2001
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  397,754        $  494,899
   Accounts receivable:
      Related party (Note 2)                        586              -
      Oil and gas sales                         346,664           329,826
                                              ---------         ---------
         Total current assets                $  745,004        $  824,725

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               461,645           750,031

DEFERRED CHARGE                                 184,282           255,990
                                              ---------         ---------
                                             $1,390,931        $1,830,746
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   57,077        $  123,265
   Gas imbalance payable                         12,396            14,325
                                              ---------         ---------
      Total current liabilities              $   69,473        $  137,590

ACCRUED LIABILITY                            $   12,518        $   19,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   48,554)      ($   67,276)
   Limited Partners, issued and
      outstanding, 138,336 Units              1,357,494         1,741,074
                                              ---------         ---------
         Total Partners' capital             $1,308,940        $1,673,798
                                              ---------         ---------

                                             $1,390,931        $1,830,746
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                   2002             2001            2000
                               ------------      ----------      ----------
REVENUES:
   Oil and gas sales            $2,276,161       $3,146,463      $2,462,438
   Interest income                   3,923           17,017          14,670
   Gain (loss) on sale of oil
      and gas properties       (    14,724)           2,391            -
                                 ---------        ---------       ---------
                                $2,265,360       $3,165,871      $2,477,108

COSTS AND EXPENSES:
   Lease operating              $  477,844       $  380,273      $  327,214
   Production tax                  145,092          250,473         198,067
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties               336,505          314,346         156,750
   General and
      administrative               173,046          170,681         166,167
                                 ---------        ---------       ---------
                                $1,132,487       $1,115,773      $  848,198
                                 ---------        ---------       ---------

NET INCOME                      $1,132,873       $2,050,098      $1,628,910
                                 =========        =========       =========
GENERAL PARTNER - NET
   INCOME                       $  216,453       $  348,971      $  264,081
                                 =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                       $  916,420       $1,701,127      $1,364,829
                                 =========        =========       =========

NET INCOME per Unit             $     6.62       $    12.30      $     9.87
                                 =========        =========       =========

UNITS OUTSTANDING                  138,336          138,336         138,336
                                 =========        =========       =========



              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    ------------

Balance, Dec. 31, 1999           $1,687,118     ($ 79,362)     $1,607,756
   Net income                     1,364,829       264,081       1,628,910
   Cash distributions           ( 1,014,000)    ( 223,475)    ( 1,237,475)
                                  ---------       -------       ---------

Balance, Dec. 31, 2000           $2,037,947     ($ 38,756)     $1,999,191
   Net income                     1,701,127       348,971       2,050,098
   Cash distributions           ( 1,998,000)    ( 377,491)    ( 2,375,491)
                                  ---------       -------       ---------

Balance, Dec. 31, 2001           $1,741,074     ($ 67,276)     $1,673,798
   Net income                       916,420       216,453       1,132,873
   Cash distributions           ( 1,300,000)    ( 197,731)    ( 1,497,731)
                                  ---------       -------       ---------

Balance, Dec. 31, 2002           $1,357,494     ($ 48,554)     $1,308,940
                                  =========       =======       =========



              The accompanying notes are an integral part of these
                              financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002            2001            2000
                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,132,873      $2,050,098      $1,628,910
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    336,505         314,346         156,750
      (Gain) loss on sale of oil
        and gas properties             14,724     (     2,391)           -
      Increase in accounts
        receivable-related
        party                     (         7)           -               -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales         (    16,838)        126,715     (   241,682)
      (Increase) decrease in
        deferred charge                71,708           3,301     (    29,657)
      Increase (decrease) in
        accounts payable          (    66,188)         98,281     (     7,601)
      Decrease in gas
        imbalance payable         (     1,929)    (     2,168)    (        24)
      Decrease in accrued
        liability                 (     6,840)    (     9,722)    (     4,378)
                                    ---------       ---------       ---------

   Net cash provided by
      operating activities         $1,464,008      $2,578,460      $1,502,318
                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   63,540)    ($  207,751)    ($    8,907)
   Proceeds from sale of oil
      and gas properties                  118           3,105          13,342
                                    ---------       ---------       ---------

   Net cash provided (used)
      by investing activities     ($   63,422)    ($  204,646)     $    4,435
                                    ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,497,731)    ($2,375,491)      ($1,237,475)
                                    ---------       ---------         ---------
   Net cash used by
      financing activities        ($1,497,731)    ($2,375,491)      ($1,237,475)
                                    ---------       ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($   97,145)    ($    1,677)       $  269,278

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             494,899         496,576           227,298
                                    ---------       ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  397,754      $  494,899        $  496,576
                                    =========       =========         =========




              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                2002              2001
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  480,424        $  371,012
   Accounts receivable:
      Oil and gas sales                         518,374           362,134
                                              ---------         ---------
         Total current assets                $  998,798        $  733,146

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,694,533         1,820,677

DEFERRED CHARGE                                  57,867            73,472
                                              ---------         ---------
                                             $2,751,198        $2,627,295
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  143,943        $   86,399
   Gas imbalance payable                         43,923            40,724
                                              ---------         ---------
      Total current liabilities              $  187,866        $  127,123

ACCRUED LIABILITY                            $  196,167        $  168,448

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  150,636)      ($  175,495)
   Limited Partners, issued and
      outstanding, 244,536 Units              2,517,801         2,507,219
                                              ---------         ---------
         Total Partners' capital             $2,367,165        $2,331,724
                                              ---------         ---------
                                             $2,751,198        $2,627,295
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                  2002              2001             2000
                               ----------        ----------       ----------
REVENUES:
   Oil and gas sales           $2,740,888        $4,371,115       $4,150,431
   Interest income                  4,112            32,045           30,221
   Gain on sale of oil and
      gas properties               17,501            52,372           71,916
                                ---------         ---------        ---------
                               $2,762,501        $4,455,532       $4,252,568
COSTS AND EXPENSES:
   Lease operating             $  664,164        $  681,586       $  694,315
   Production tax                 193,962           298,791          284,509
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties              277,388           371,019          284,946
   General and
      administrative              290,169           286,725          290,696
                                ---------         ---------        ---------
                               $1,425,683        $1,638,121       $1,554,466
                                ---------         ---------        ---------

NET INCOME                     $1,336,818        $2,817,411       $2,698,102
                                =========         =========        =========
GENERAL PARTNER - NET
   INCOME                      $  158,236        $  163,926       $  143,251
                                =========         =========        =========

LIMITED PARTNERS - NET
   INCOME                      $1,178,582        $2,653,485       $2,554,851
                                =========         =========        =========

NET INCOME per Unit            $     4.82        $    10.85       $    10.45
                                =========         =========        =========

UNITS OUTSTANDING                 244,536           244,536          244,536
                                =========         =========        =========






              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1999         $3,364,883       ($168,448)     $3,196,435
   Net income                   2,554,851         143,251       2,698,102
   Cash distributions         ( 2,065,000)      ( 127,627)    ( 2,192,627)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $3,854,734       ($152,824)     $3,701,910
   Net income                   2,653,485         163,926       2,817,411
   Cash distributions         ( 4,001,000)      ( 186,597)    ( 4,187,597)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $2,507,219       ($175,495)     $2,331,724
   Net income                   1,178,582         158,236       1,336,818
   Cash distributions         ( 1,168,000)      ( 133,377)    ( 1,301,377)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,517,801       ($150,636)     $2,367,165
                                =========         =======       =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Cash Flows
                  For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001           2000
                                   ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,336,818      $2,817,411     $2,698,102
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     277,388         371,019        284,946
      Gain on sale of oil and
        gas properties             (    17,501)    (    52,372)   (    71,916)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   156,240)        529,877    (   447,575)
      Decrease in deferred
        charge                          15,605          16,576        107,221
      Increase in accounts
        payable                         57,544          14,668         21,324
      Increase (decrease) in
        gas imbalance payable            3,199          24,057    (    28,060)
      Increase in accrued
        liability                       27,719           9,490          2,562
                                     ---------       ---------      ---------
   Net cash provided by
      operating activities          $1,544,532      $3,730,726     $2,566,604
                                     ---------       ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  153,761)    ($  128,049)   ($   25,540)
   Proceeds from sale of oil
      and gas properties                20,018          52,664         71,917
                                     ---------       ---------      ---------
   Net cash provided (used)
      by investing activities      ($  133,743)    ($   75,385)    $   46,377
                                     ---------       ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,301,377)    ($4,187,597)   ($2,192,627)
                                     ---------       ---------      ---------
   Net cash used by
      financing activities         ($1,301,377)    ($4,187,597)   ($2,192,627)
                                     ---------       ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  109,412     ($  532,256)    $  420,354

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              371,012         903,268        482,914
                                     ---------       ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  480,424      $  371,012     $  903,268
                                     =========       =========      =========




              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                 2002              2001
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  306,024        $  160,008
   Accounts receivable:
      Oil and gas sales                          386,024           250,386
                                               ---------         ---------
         Total current assets                 $  692,048        $  410,394

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                                755,553           735,922

DEFERRED CHARGE                                   10,949            11,614
                                               ---------         ---------
                                              $1,458,550        $1,157,930
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  171,347        $  147,868
                                               ---------         ---------
      Total current liabilities               $  171,347        $  147,868

ACCRUED LIABILITY                             $  251,798        $  210,194

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   50,949)      ($   72,956)
   Limited Partners, issued and
      outstanding, 131,008 Units               1,086,354           872,824
                                               ---------         ---------
         Total Partners' capital              $1,035,405        $  799,868
                                               ---------         ---------
                                              $1,458,550        $1,157,930
                                               =========         =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                  2002             2001            2000
                               ----------       ----------      ----------
REVENUES:
   Oil and gas sales           $1,976,714       $2,912,359      $3,095,191
   Interest income                  1,879           20,356          22,906
   Gain on sale of oil
      and gas properties           15,250            7,258         203,942
                                ---------        ---------       ---------
                               $1,993,843       $2,939,973      $3,322,039
COSTS AND EXPENSES:
   Lease operating             $  739,840       $  715,289      $  689,575
   Production tax                 141,082          199,382         205,988
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                  149,360          125,449         265,983
   General and
      administrative              164,911          162,783         157,727
                                ---------        ---------       ---------
                               $1,195,193       $1,202,903      $1,319,273
                                ---------        ---------       ---------

NET INCOME                     $  798,650       $1,737,070      $2,002,766
                                =========        =========       =========
GENERAL PARTNER - NET
   INCOME                      $   93,120       $  107,057      $  109,411
                                =========        =========       =========

LIMITED PARTNERS - NET
   INCOME                      $  705,530       $1,630,013      $1,893,355
                                =========        =========       =========

NET INCOME per Unit            $     5.39       $    12.44      $    14.45
                                =========        =========       =========

UNITS OUTSTANDING                 131,008          131,008         131,008
                                =========        =========       =========



              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 1999         $1,618,456       ($ 66,221)      $1,552,235
   Net income                   1,893,355         109,411        2,002,766
   Cash distributions         ( 1,732,000)      ( 102,061)     ( 1,834,061)
                                ---------         -------        ---------

Balance, Dec. 31, 2000         $1,779,811       ($ 58,871)      $1,720,940
   Net income                   1,630,013         107,057        1,737,070
   Cash distributions         ( 2,537,000)      ( 121,142)     ( 2,658,142)
                                ---------         -------        ---------

Balance, Dec. 31, 2001         $  872,824       ($ 72,956)      $  799,868
   Net income                     705,530          93,120          798,650
   Cash distributions         (   492,000)      (  71,113)     (   563,113)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $1,086,354       ($ 50,949)      $1,035,405
                                =========         =======        =========



              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001             2000
                                    ----------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $798,650       $1,737,070       $2,002,766
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    149,360          125,449          265,983
      Gain on sale of oil
        and gas properties          (  15,250)     (     7,258)     (   203,942)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           ( 135,638)         355,840      (   235,029)
      Decrease in deferred
        charge                            665            4,241           36,557
      Increase (decrease) in
        accounts payable               23,479           77,330      (     3,853)
      Increase (decrease) in
        gas imbalance payable            -         (     3,555)           1,194
      Increase in accrued
        liability                      41,604           17,965           11,044
                                      -------        ---------        ---------
   Net cash provided by
      operating activities           $862,870       $2,307,082       $1,874,720
                                      -------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($170,676)     ($   58,029)     ($   24,429)
   Proceeds from sale of oil
      and gas properties               16,935            7,258          206,940
                                      -------        ---------        ---------

   Net cash provided (used)
      by investing activities       ($153,741)     ($   50,771)      $  182,511
                                      -------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($563,113)     ($2,658,142)     ($1,834,061)
                                      -------        ---------        ---------
   Net cash used by
      financing activities          ($563,113)     ($2,658,142)     ($1,834,061)
                                      -------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $146,016      ($  401,831)      $  223,170

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             160,008          561,839          338,669
                                      -------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $306,024       $  160,008       $  561,839
                                      =======        =========        =========





              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                2002              2001
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  801,420        $  440,024
   Accounts receivable:
      Oil and gas sales                         924,827           687,090
                                              ---------         ---------
         Total current assets                $1,726,247        $1,127,114

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             2,646,994         2,553,810

DEFERRED CHARGE                                  69,176            87,712
                                              ---------         ---------
                                             $4,442,417        $3,768,636
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  746,759        $  773,007
   Accrued liability - other
      (Note 1)                                  122,289              -
   Gas imbalance payable                          2,736             4,991
                                              ---------         ---------
      Total current liabilities              $  871,784        $  777,998

ACCRUED LIABILITY                            $  328,632        $  317,221

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  250,684)      ($  286,758)
   Limited Partners, issued and
      outstanding, 418,266 Units              3,492,685         2,960,175
                                              ---------         ---------
         Total Partners' capital             $3,242,001        $2,673,417
                                              ---------         ---------
                                             $4,442,417        $3,768,636
                                              =========         =========





              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                   2002             2001               2000
                                ----------       ----------        -----------
REVENUES:
   Oil and gas sales            $5,376,000       $8,238,544        $10,477,026
   Interest income                   2,779           53,027             87,675
   Gain on sale of
      oil and gas properties          -              55,511          1,324,494
                                 ---------        ---------         ----------
                                $5,378,779       $8,347,082        $11,889,195

COSTS AND EXPENSES:
   Lease operating              $3,228,739       $2,974,088        $ 2,978,697
   Production tax                  345,919          537,153            673,810
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                   392,936          350,179            407,584
   General and
      administrative               484,967          479,763            498,519
                                 ---------        ---------         ----------
                                $4,452,561       $4,341,183        $ 4,558,610
                                 ---------        ---------         ----------

NET INCOME                      $  926,218       $4,005,899        $ 7,330,585
                                 =========        =========         ==========
GENERAL PARTNER - NET
   INCOME                       $  127,708       $  261,289        $   378,449
                                 =========        =========         ==========
LIMITED PARTNERS - NET
   INCOME                       $  798,510       $3,744,610        $ 6,952,136
                                 =========        =========         ==========

NET INCOME per Unit             $     1.91       $     8.95        $     16.62
                                 =========        =========         ==========

UNITS OUTSTANDING                  418,266          418,266            418,266
                                 =========        =========         ==========




              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                 Limited          General
                                 Partners         Partner         Total
                                ----------       --------       ----------

Balance, Dec. 31, 1999          $5,037,429      ($259,526)      $4,777,903
   Net income                    6,952,136        378,449        7,330,585
   Cash distributions          ( 6,579,000)     ( 359,644)     ( 6,938,644)
                                 ---------        -------        ---------

Balance, Dec. 31, 2000          $5,410,565      ($240,721)      $5,169,844
   Net income                    3,744,610        261,289        4,005,899
   Cash distributions          ( 6,195,000)     ( 307,326)     ( 6,502,326)
                                 ---------        -------        ---------

Balance, Dec. 31, 2001          $2,960,175      ($286,758)      $2,673,417
   Net income                      798,510        127,708          926,218
   Cash distributions          (   266,000)     (  91,634)     (   357,634)
                                 ---------        -------        ---------

Balance, Dec. 31, 2002          $3,492,685      ($250,684)      $3,242,001
                                 =========        =======        =========





              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                      2002              2001            2000
                                  ------------      -----------     -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $  926,218        $4,005,899      $7,330,585
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                    392,936           350,179         407,584
      Gain on sale of oil and
        gas properties                   -          (    55,511)    ( 1,324,494)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales         (   237,737)        1,128,483     (   412,508)
      (Increase)decrease in
        deferred charge                18,536            41,760     (    12,237)
      Increase (decrease) in
        accounts payable          (    26,248)          365,120           9,123
      Increase in accrued
        liability - other             122,289              -               -
      Increase (decrease) in
        gas imbalance payable     (     2,255)      (    43,455)         13,544
      Increase (decrease) in
        accrued liability              11,411       (   195,336)    (    18,105)
                                    ---------         ---------       ---------
   Net cash provided by
      operating activities         $1,205,150        $5,597,139      $5,993,492
                                    ---------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  486,120)      ($  338,130)    ($  224,656)
   Proceeds from sale of oil
      and gas properties                 -               55,511       1,352,609
                                    ---------         ---------       ---------
   Net cash provided (used)
      by investing activities     ($  486,120)      ($  282,619)     $1,127,953
                                    ---------         ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  357,634)      ($6,502,326)    ($6,938,644)
                                    ---------         ---------       ---------
   Net cash used by
      financing activities        ($  357,634)      ($6,502,326)    ($6,938,644)
                                    ---------         ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  361,396       ($1,187,806)     $  182,801

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             440,024         1,627,830       1,445,029
                                    ---------         ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  801,420        $  440,024      $1,627,830
                                    =========         =========       =========



                     The accompanying notes are an integral
                       part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------
                                                2002              2001
                                             ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents                 $  284,588        $  144,433
   Accounts receivable:
      Oil and gas sales                         348,300           239,821
                                              ---------         ---------
         Total current assets                $  632,888        $  384,254

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,764,313         1,948,551

DEFERRED CHARGE                                  29,946            37,001
                                              ---------         ---------
                                             $2,427,147        $2,369,806
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  118,741        $   58,774
   Accrued liability - other
      (Note 1)                                  102,690              -
   Gas imbalance payable                          2,295             2,295
                                              ---------         ---------
      Total current liabilities              $  223,726        $   61,069

ACCRUED LIABILITY                               118,005        $  111,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  159,621)      ($  161,655)
   Limited Partners, issued and
      outstanding, 221,484 Units              2,245,037         2,359,221
                                              ---------         ---------
         Total Partners' capital             $2,085,416        $2,197,566
                                              ---------         ---------

                                             $2,427,147        $2,369,806
                                              =========         =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                 2002             2001              2000
                              ----------       ----------        ----------
REVENUES:
   Oil and gas sales          $1,636,758       $2,934,300        $3,437,321
   Interest income                 1,692           28,508            29,160
   Gain on sale of oil
      and gas properties            -             338,452           277,211
                               ---------        ---------         ---------
                              $1,638,450       $3,301,260        $3,743,692

COSTS AND EXPENSES:
   Lease operating            $  518,772       $  721,343        $  699,072
   Production tax                 84,586          170,150           168,163
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties             273,499          262,361           345,084
   General and
      administrative             265,097          261,816           263,571
                               ---------        ---------         ---------
                              $1,141,954       $1,415,670        $1,475,890
                               ---------        ---------         ---------

NET INCOME                    $  496,496       $1,885,590        $2,267,802
                               =========        =========         =========
GENERAL PARTNER - NET
   INCOME                     $   35,680       $  103,349        $  125,735
                               =========        =========         =========
LIMITED PARTNERS - NET
   INCOME                     $  460,816       $1,782,241        $2,142,067
                               =========        =========         =========

NET INCOME per Unit           $     2.08       $     8.05        $     9.67
                               =========        =========         =========

UNITS OUTSTANDING                221,484          221,484           221,484
                               =========        =========         =========







              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                               Limited           General
                               Partners          Partner         Total
                             ------------      ----------     ------------

Balance, Dec. 31, 1999        $3,575,913       ($154,318)      $3,421,595
   Net income                  2,142,067         125,735        2,267,802
   Cash distributions        ( 2,124,000)      ( 107,331)     ( 2,231,331)
                               ---------         -------        ---------

Balance, Dec. 31, 2000        $3,593,980       ($135,914)      $3,458,066
   Net income                  1,782,241         103,349        1,885,590
   Cash distributions        ( 3,017,000)      ( 129,090)     ( 3,146,090)
                               ---------         -------        ---------

Balance, Dec. 31, 2001        $2,359,221       ($161,655)      $2,197,566
   Net income                    460,816          35,680          496,496
   Cash distributions        (   575,000)      (  33,646)     (   608,646)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $2,245,037       ($159,621)      $2,085,416
                               =========         =======        =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                      2002              2001            2000
                                   ----------       ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $496,496         $1,885,590      $2,267,802
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                   273,499            262,361         345,084
      Gain on sale of oil and
        gas properties                  -           (   338,452)    (   277,211)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          ( 108,479)           427,792     (   243,125)
      Decrease in deferred
        charge                         7,055             15,413           3,813
      Increase (decrease) in
        accounts payable              59,967                559     (    19,592)
      Increase in accrued
        liability - other            102,690               -               -
      Decrease in gas
        imbalance payable               -           (    12,956)    (    39,841)
      Increase (decrease) in
        accrued liability              6,834              4,148     (    28,185)
                                     -------          ---------       ---------

   Net cash provided by
      operating activities          $838,062         $2,244,455      $2,008,745
                                     -------          ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($ 89,261)       ($   52,855)    ($  175,878)
   Proceeds from sale of oil
      and gas properties                -               344,043         349,431
                                     -------          ---------       ---------

   Net cash provided (used)
      by investing activities      ($ 89,261)        $  291,188      $  173,553
                                     -------          ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($608,646)       ($3,146,090)    ($2,231,331)
                                     -------          ---------       ---------
   Net cash used by
      financing activities         ($608,646)       ($3,146,090)    ($2,231,331)
                                     -------          ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $140,155        ($  610,447)    ($   49,033)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            144,433            754,880         803,913
                                     -------          ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $284,588         $  144,433      $  754,880
                                     =======          =========       =========




              The accompanying notes are an integral part of these
                              financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-G, an Oklahoma limited partnership, at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------
                                                2002              2001
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  190,407        $  100,271
   Accounts receivable:
      Oil and gas sales                         210,679           146,838
                                              ---------         ---------
         Total current assets                $  401,086        $  247,109

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               974,332         1,064,542

DEFERRED CHARGE                                  20,592            24,379
                                              ---------         ---------
                                             $1,396,010        $1,336,030
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   77,527        $   43,676
   Accrued liability - other
      (Note 1)                                   51,077              -
                                              ---------         ---------
      Total current liabilities              $  128,604        $   43,676

ACCRUED LIABILITY                            $   75,064        $   68,289

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   91,757)      ($   93,950)
   Limited Partners, issued and
      outstanding, 121,925 Units              1,284,099         1,318,015
                                              ---------         ---------
         Total Partners' capital             $1,192,342        $1,224,065
                                              ---------         ---------

                                             $1,396,010        $1,336,030
                                              =========         =========



              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 Statements of Operations
                   For the Years Ended December 31, 2002, 2001, and 2000

                                2002              2001             2000
                             ----------        ----------       ----------
REVENUES:
   Oil and gas sales         $1,030,481        $1,700,058       $2,050,390
   Interest income                  993            16,613           16,417
   Gain on sale of oil
      and gas properties           -              220,939          241,256
                              ---------         ---------        ---------
                             $1,031,474        $1,937,610       $2,308,063

COSTS AND EXPENSES:
   Lease operating           $  330,605        $  450,062       $  452,963
   Production tax                51,563            97,654           99,277
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties            142,949           141,762          172,725
   General and
      administrative            153,986           151,822          146,053
                              ---------         ---------        ---------
                             $  679,103        $  841,300       $  871,018
                              ---------         ---------        ---------

NET INCOME                   $  352,371        $1,096,310       $1,437,045
                              =========         =========        =========
GENERAL PARTNER - NET
   INCOME                    $   23,287        $   59,655       $   77,940
                              =========         =========        =========
LIMITED PARTNERS - NET
   INCOME                    $  329,084        $1,036,655       $1,359,105
                              =========         =========        =========

NET INCOME per Unit          $     2.70        $     8.50       $    11.15
                              =========         =========        =========

UNITS OUTSTANDING               121,925           121,925          121,925
                              =========         =========        =========



              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                Limited          General
                                Partners         Partner           Total
                              ------------      ---------      ------------

Balance, Dec. 31, 1999         $1,956,255       ($91,045)       $1,865,210
   Net income                   1,359,105         77,940         1,437,045
   Cash distributions         ( 1,333,000)      ( 66,232)      ( 1,399,232)
                                ---------         ------         ---------

Balance, Dec. 31, 2000         $1,982,360       ($79,337)       $1,903,023
   Net income                   1,036,655         59,655         1,096,310
   Cash distributions         ( 1,701,000)      ( 74,268)      ( 1,775,268)
                                ---------         ------         ---------

Balance, Dec. 31, 2001         $1,318,015       ($93,950)       $1,224,065
   Net income                     329,084         23,287           352,371
   Cash distributions         (   363,000)      ( 21,094)      (   384,094)
                                ---------         ------         ---------

Balance, Dec. 31, 2002         $1,284,099       ($91,757)       $1,192,342
                                =========         ======         =========



              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-G
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                   2002            2001             2000
                                ----------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $352,371       $1,096,310       $1,437,045
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                142,949          141,762          172,725
      Gain on sale of oil and
        gas properties               -         (   220,939)     (   241,256)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales       (  63,841)         246,850      (   134,164)
      Decrease in deferred
        charge                      3,787           10,859            1,239
      Increase (decrease) in
        accounts payable           33,851            7,732      (    12,667)
      Increase in accrued
        Liability - other          51,077             -                -
      Decrease in gas
        imbalance payable            -         (     6,446)     (     1,102)
      Increase (decrease) in
        accrued liability           6,775      (     3,623)     (     8,157)
                                  -------        ---------        ---------

   Net cash provided by
      operating activities       $526,969       $1,272,505       $1,213,663
                                  -------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($ 52,739)     ($   53,457)     ($  103,365)
   Proceeds from sale of oil
      and gas properties             -             222,333          247,866
                                  -------        ---------        ---------

   Net cash provided (used)
      by investing activities   ($ 52,739)      $  168,876       $  144,501
                                  -------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($384,094)     ($1,775,268)     ($1,399,232)
                                  -------        ---------        ---------
   Net cash used by
      financing activities      ($384,094)     ($1,775,268)     ($1,399,232)
                                  -------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $ 90,136      ($  333,887)     ($   41,068)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         100,271          434,158          475,226
                                  -------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD              $190,407       $  100,271       $  434,158
                                  =======        =========        =========




              The accompanying notes are an integral part of these
                              financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 2002, 2001, and 2000


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

      Pursuant to the terms of the partnership agreements for the Partnerships, the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the term of the III-G Partnerships for the first two-year extension period, and the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                       Initial            Extensions         Current
  Partnership     Termination Date        Exercised      Termination Date
  -----------     -----------------       ----------     ----------------

    III-A         November 22, 1999            2         November 22, 2003
    III-B         January 24, 2000           . 2         January 24, 2004
    III-C         February 28, 2000            2         February 28, 2004
    III-D         September 5, 2000            2         September 5, 2004
    III-E         December 26, 2000            2         December 26, 2004
    III-F         March 7, 2001                2         March 7, 2005
    III-G         September 20, 2001           1         September 20, 2003

      The General Partner has not determined whether it will further extend the term of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

      An affiliate of the General Partner owned the following Units at December 31, 2002:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A               55,829                21.2%
               III-B               29,454                21.3%
               III-C               56,030                22.9%
               III-D               33,419                25.5%
               III-E              109,128                26.1%
               III-F               57,549                26.0%
               III-G               30,628                25.1%

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2002, 2001, and 2000 were as follows:

            Partnership       2002        2001        2000
            -----------       -----       -----       -----

               III-A          $2.69       $2.42       $1.70
               III-B           2.80        2.50        1.65
               III-C           1.84        2.17        1.54
               III-D           1.37        1.04        1.95
               III-E           1.31         .95         .93
               III-F           2.55        2.01        2.26
               III-G           2.25        1.89        1.97


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2002. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2002                       2001
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          300,053     $260,836       399,831     $347,573
         III-B          166,605      184,282       231,435      255,990
         III-C           98,430       57,867       124,973       73,472
         III-D           10,730       10,949        11,382       11,614
         III-E           35,095       69,176        44,499       87,712
         III-F           27,105       29,946        33,491       37,001
         III-G           14,912       20,592        17,654       24,379


      Accrued Liability - Other

      The accrued liability - other at December 31, 2002 for the III-E, III-F, and III-G Partnerships represents a charge accrued for the payment of refund amounts to royalty and overriding royalty interest owners in relation to the R.
W. Scott Investments, LLC v. Samson Resources Company lawsuit.


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2002                       2001
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A              38,158     $ 33,171        47,121     $ 40,963
      III-B              11,318       12,518        17,502       19,358
      III-C             319,227      196,167       283,924      168,448
      III-D             231,192      251,798       202,944      210,194
      III-E             166,725      328,632       160,936      317,221
      III-F             107,831      118,005       100,546      111,171
      III-G              54,724       75,064        49,452       68,289


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2002 and 2001 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                               2002                       2001
                        -------------------        -------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          ------      -------        ------      -------

      III-A             18,314      $27,471        21,224      $31,836
      III-B              8,264       12,396         9,550       14,325
      III-C             29,282       43,923        27,149       40,724
      III-D               -            -             -            -
      III-E              1,824        2,736         3,327        4,991
      III-F              1,530        2,295         1,530        2,295
      III-G               -            -             -            -


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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following amounts for each Partnership (unaudited):

                   Change in         Increase in
                  Capitalized       Net Income For
                  Cost of Oil       the Change in        Asset
                     and Gas         Accounting        Retirement
Partnership        Properties         Principle        Obligation
-----------       ------------      --------------     ----------

   III-A            $166,000          $ 56,000         $110,000
   III-B             116,000            39,000           77,000
   III-C             296,000           106,000          190,000
   III-D             170,000            64,000          106,000
   III-E             421,000           160,000          261,000
   III-F             234,000            94,000          140,000
   III-G             149,000            55,000           94,000

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001(January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


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

The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2002, 2001, and 2000:

            Partnership         2002           2001           2000
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136
               III-G           128,340        128,340        128,340

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

      The accounts receivable - related party at December 31, 2002 for the III-A and III-B Partnerships represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2002. Such amounts were collected subsequent to December 31, 2002.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2002, 2001, and 2000:

   Partnership              Purchaser                      Percentage
   -----------      ------------------------       --------------------------
                                                   2002       2001      2000
                                                   -----      -----     -----

      III-A         Eaglwing Trading, Inc.
                      ("Eaglwing")                 24.0%        -         -
                    Valero Industrial Gas
                      L.P. ("Valero")              21.0%      25.2%     24.8%
                    Conoco, Inc.                   16.2%      11.4%       -
                    El Paso Energy Marketing
                      Company ("El Paso")          10.5%      18.3%     24.1%
                    Phibro Energy, Inc.
                      ("Phibro")                     -        27.9%     23.9%

      III-B         Eaglwing                       26.4%        -         -
                    Conoco, Inc.                   18.1%      13.0%       -
                    Valero                         16.6%      20.3%     18.8%
                    Phibro                           -        32.0%     25.6%
                    El Paso                          -        14.4%     18.1%
                    Sun Refining & Marketing
                      Company                        -          -       14.2%

      III-C         El Paso                        44.8%      63.5%     58.2%
                    Oneok Field Servings Co.       14.8%        -         -
                      ("ONEOK")

      III-D         El Paso                        43.1%      66.7%     56.6%
                    Eaglwing                       22.0%      15.2%     21.8%
                    ONEOK                          12.7%        -         -

      III-E         Eaglwing                       43.7%      36.3%     43.8%
                    El Paso                        14.1%      21.7%     16.3%
                    Duke Energy Field Services
                      Inc. ("Duke")                12.1%        -         -

      III-F         El Paso                        35.3%      45.8%     37.8%
                    Eaglwing                       19.9%      11.1%     13.5%
                    Duke                           13.9%        -         -
                    Amoco Production Co.             -          -       11.1%

      III-G         El Paso                        29.1%      40.4%     31.6%
                    Eaglwing                       21.5%      12.9%     14.9%
                    Duke                           11.8%        -         -
                    Amoco Production Co.             -          -       12.2%

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2002 and 2001 were as follows:

                               III-A Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------

   Proved properties                         $15,883,585       $15,858,277

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 15,015,811)     ( 14,551,781)
                                              ----------        ----------
         Net oil and gas
            properties                       $   867,774       $ 1,306,496
                                              ==========        ==========

                               III-B Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $ 9,513,764       $ 9,523,020

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  9,052,119)     (  8,772,989)
                                              ----------        ----------
         Net oil and gas
            properties                       $   461,645       $   750,031
                                              ==========        ==========


                               III-C Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $18,236,659       $18,107,950

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 16,542,126)     ( 16,287,273)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,694,533       $ 1,820,677
                                              ==========        ==========

                               III-D Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $10,939,239       $10,836,991

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 10,183,686)     ( 10,101,069)
                                              ----------        ----------

         Net oil and gas
            properties                       $   755,553       $   735,922
                                              ==========        ==========

                               III-E Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $32,607,666       $32,121,545

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 29,960,672)     ( 29,567,735)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 2,646,994       $ 2,553,810
                                              ==========        ==========

                               III-F Partnership
                               -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $14,034,441       $13,943,734

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 12,270,128)     ( 11,995,183)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,764,313       $ 1,948,551
                                              ==========        ==========

                                III-G Partnership
                                -----------------

                                                2002              2001
                                            -------------     -------------
   Proved properties                         $ 7,930,361       $ 7,876,840

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  6,956,029)     (  6,812,298)
                                              ----------        ----------

         Net oil and gas
            properties                       $   974,332       $ 1,064,542
                                              ==========        ==========



      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2002, 2001, and 2000. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2002, 2001, and 2000 were as follows:

            Partnership         2002          2001         2000
            -----------       --------      --------     --------

               III-A          $137,214      $314,177     $ 13,509
               III-B            63,540       207,751        8,907
               III-C           153,761       128,049       25,540
               III-D           170,676        58,029       24,429
               III-E           486,120       338,130      224,656
               III-F            89,261        52,855      175,878
               III-G            52,739        53,457      103,365


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2002, 2001, and 2000 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   122,055        4,123,320
   Production                                   ( 49,908)      (  678,985)
   Sale of minerals in place                    (  2,217)      (    1,198)
   Extensions and discoveries                      3,244          413,970
   Revision of previous
      estimates                                   61,667          770,780
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   134,841        4,627,887
   Production                                   ( 82,520)      (  791,697)
   Sale of minerals in place                    (    137)      (    7,596)
   Extensions and discoveries                    107,611          362,597
   Revision of previous
      estimates                                   31,991       (  169,430)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   191,786        4,021,761
   Production                                   ( 54,340)      (  908,912)
   Sale of minerals in place                        -          (   63,629)
   Extensions and discoveries                      3,943           93,874
   Revision of previous
      estimates                                 ( 80,893)         723,606
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    60,496        3,866,700
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             129,658        4,576,603
                                                 =======        =========
   December 31, 2001                             186,601        3,970,473
                                                 =======        =========
   December 31, 2002                              55,311        3,815,412
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   122,819        1,910,965
   Production                                   ( 40,544)      (  326,603)
   Extensions and discoveries                      1,339           78,049
   Revision of previous
      estimates                                   45,163          419,129
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   128,777        2,081,540
   Production                                   ( 58,965)      (  400,249)
   Sale of minerals in place                    (     58)      (    3,203)
   Extensions and discoveries                     70,945          239,174
   Revision of previous
      estimates                                 (  5,797)      (   65,431)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   134,902        1,851,831
   Production                                   ( 39,042)      (  486,057)
   Sale of minerals in place                        -          (   41,974)
   Extensions and discoveries                        974           27,991
   Revision of previous
      estimates                                 ( 50,150)         324,236
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    46,684        1,676,027
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             125,359        2,047,715
                                                 =======        =========
   December 31, 2001                             131,480        1,817,998
                                                 =======        =========
   December 31, 2002                              43,262        1,642,194
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   148,848        5,373,263
   Production                                   ( 19,431)      (  994,305)
   Sale of minerals in place                    (    495)      (      262)
   Extensions and discoveries                        561           29,368
   Revision of previous
      estimates                                 (  2,240)       1,004,626
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   127,243        5,412,690
   Production                                   ( 14,973)      (  935,377)
   Sale of minerals in place                    (    303)      (    5,635)
   Extensions and discoveries                      1,758           57,794
   Revision of previous
      estimates                                 ( 28,572)         602,560
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                    85,153        5,132,032
   Production                                   ( 14,716)      (  817,975)
   Sale of minerals in place                    (    107)      (   13,589)
   Extensions and discoveries                     26,626          165,353
   Revision of previous
      estimates                                   13,960          462,792
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   110,916        4,928,613
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             127,243        5,412,690
                                                 =======        =========
   December 31, 2001                              85,153        5,132,032
                                                 =======        =========
   December 31, 2002                             110,916        4,928,613
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   376,088        2,799,943
   Production                                   ( 31,388)      (  629,117)
   Sale of minerals in place                    (  4,343)      (  124,420)
   Revision of previous
      estimates                                   18,964          909,263
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   359,321        2,955,669
   Production                                   ( 27,570)      (  561,664)
   Sale of minerals in place                    (     27)      (      572)
   Extensions and discoveries                       -             164,924
   Revision of previous
      estimates                                 (134,351)         390,180
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   197,373        2,948,537
   Production                                   ( 25,279)      (  501,256)
   Sale of minerals in place                    (     90)      (   11,178)
   Extensions and discoveries                     64,310          111,613
   Revision of previous
      estimates                                 (    122)         119,822
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   236,192        2,667,538
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             359,321        2,955,669
                                                 =======        =========
   December 31, 2001                             197,373        2,948,537
                                                 =======        =========
   December 31, 2002                             236,192        2,667,538
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 1999                   2,344,025       8,080,765
   Production                                   (  183,876)     (1,526,586)
   Sale of minerals in place                    (   31,281)     (  930,134)
   Extensions and discoveries                        4,225       1,879,168
   Revision of previous
      estimates                                     83,030       1,448,318
                                                 ---------       ---------

Proved reserves, Dec. 31, 2000                   2,216,123       8,951,531
   Production                                   (  162,557)     (1,226,795)
   Sale of minerals in place                    (    1,513)           -
   Extensions and discoveries                          121       1,154,075
   Revision of previous
      estimates                                 (  927,113)     (   44,375)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2001                   1,125,061       8,834,436
   Production                                   (  133,901)     (1,000,715)
   Extensions and discoveries                      301,037         138,157
   Revision of previous
      estimates                                 (   32,339)     (  717,619)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2002                   1,259,858       7,254,259
                                                 =========       =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             2,216,123       8,951,531
                                                 =========       =========
   December 31, 2001                             1,125,061       8,834,436
                                                 =========       =========
   December 31, 2002                             1,259,858       7,254,259
                                                 =========       =========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   389,809        4,164,530
   Production                                   ( 43,620)      (  654,833)
   Sale of minerals in place                    ( 47,792)      (   35,496)
   Extensions and discoveries                      3,553        1,577,994
   Revision of previous
      estimates                                   50,634          480,654
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   352,584        5,532,849
   Production                                   ( 27,090)      (  621,792)
   Sale of minerals in place                    ( 90,178)            -
   Revision of previous
      estimates                                 ( 20,901)      (  295,205)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   214,415        4,615,852
   Production                                   ( 23,209)      (  503,895)
   Extensions and discoveries                        649          102,747
   Revision of previous
      estimates                                   33,017          449,598
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   224,872        4,664,302
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             352,584        5,532,849
                                                 =======        =========
   December 31, 2001                             214,415        4,615,852
                                                 =======        =========
   December 31, 2002                             224,872        4,664,302
                                                 =======        =========

                               III-G Partnership
                               -----------------


                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 1999                   292,988        2,268,783
   Production                                   ( 32,013)      (  333,031)
   Sale of minerals in place                    ( 32,702)      (   18,518)
   Extensions and discoveries                      2,229          785,422
   Revision of previous
      estimates                                   35,525          244,390
                                                 -------        ---------

Proved reserves, Dec. 31, 2000                   266,027        2,947,046
   Production                                   ( 20,694)      (  326,795)
   Sale of minerals in place                    ( 59,425)      (       13)
   Extensions and discoveries                     10,720            5,763
   Revision of previous
      estimates                                 ( 14,664)      (  144,618)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   181,964        2,481,383
   Production                                   ( 18,665)      (  268,824)
   Extensions and discoveries                      1,284           59,419
   Revision of previous
      estimates                                   22,508          287,829
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   187,091        2,559,807
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2000                             266,027        2,947,046
                                                 =======        =========
   December 31, 2001                             181,964        2,481,383
                                                 =======        =========
   December 31, 2002                             187,091        2,559,807
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2002 and 2001 are as follows:

                                III-A Partnership
                                -----------------

                                              2002
                        -----------------------------------------------
                          First      Second       Third       Fourth
                         Quarter     Quarter     Quarter      Quarter
                        ----------  ----------  ---------- -----------

Total Revenues          $  961,717  $1,029,957  $1,053,534  $  815,029
Gross Profit (1)           697,993     800,860     822,812     623,320
Net Income                 508,436     656,687     504,747     410,049
Limited Partners'
   Net Income
   Per Unit                   1.70        2.22        1.64        1.35

                                              2001
                        -----------------------------------------------
                          First      Second       Third       Fourth
                         Quarter     Quarter     Quarter      Quarter(2)
                        ----------  ----------  ---------- ------------

Total Revenues          $1,676,351  $1,200,987  $1,546,060  $1,040,744
Gross Profit (1)         1,460,853     920,839   1,373,466     688,894
Net Income               1,299,729     780,227   1,181,228     354,907
Limited Partners'
   Net Income
   Per Unit                   4.41        2.64        3.99        1.12


------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-B Partnership
                                -----------------

                                            2002
                        ----------------------------------------------
                          First      Second        Third     Fourth
                         Quarter     Quarter      Quarter    Quarter
                        --------    --------     --------   ----------

Total Revenues          $599,873    $609,771     $605,096   $450,620
Gross Profit (1)         417,495     443,082      455,035    326,812
Net Income               302,642     360,742      266,818    202,671
Limited Partners'
   Net Income
   Per Unit                 1.80        2.17         1.50       1.15

                                            2001
                        ----------------------------------------------
                          First      Second       Third     Fourth
                         Quarter     Quarter     Quarter    Quarter(2)
                        --------    --------    --------   -----------

Total Revenues          $911,955    $677,519    $959,292    $617,105
Gross Profit (1)         781,858     497,083     858,704     397,480
Net Income               688,517     421,221     750,031     190,329
Limited Partners'
   Net Income
   Per Unit                 4.20        2.55        4.55        1.00



--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-C Partnership
                                -----------------


                                              2002
                        -----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ----------  ----------   --------   -----------

Total Revenues          $  571,778  $  733,300   $665,997    $791,426
Gross Profit (1)           351,707     584,708    496,183     471,777
Net Income                 199,840     446,770    374,331     315,877
Limited Partners'
   Net Income
   Per Unit                    .71        1.62       1.36        1.13

                                              2001
                        -----------------------------------------------
                          First     Second        Third      Fourth
                         Quarter    Quarter      Quarter     Quarter(2)
                        ----------  ----------   --------   -----------

Total Revenues          $1,996,751  $1,250,276   $631,439    $577,066
Gross Profit (1)         1,696,948   1,039,204    473,118     265,885
Net Income               1,539,290     903,129    343,758      31,234
Limited Partners'
   Net Income
   Per Unit                   5.97        3.50       1.33         .05


--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-D Partnership
                                -----------------


                                              2002
                        ----------------------------------------------
                           First     Second        Third     Fourth
                          Quarter    Quarter      Quarter    Quarter
                        ----------  --------     --------   ----------

Total Revenues          $  409,460  $541,489     $448,489    $594,405
Gross Profit (1)           187,592   374,633      270,279     280,417
Net Income                 108,716   306,234      195,340     188,360
Limited Partners'
   Net Income
   Per Unit                  .73        2.08         1.32        1.26

                                              2001
                        ----------------------------------------------
                          First      Second        Third     Fourth
                         Quarter     Quarter      Quarter    Quarter
                        ----------  --------     --------   ----------

Total Revenues          $1,284,101  $807,022     $463,488    $385,362
Gross Profit (1)         1,014,038   607,400      329,296      74,568
Net Income                 929,959   540,606      264,281       2,224
Limited Partners'
   Net Income (Loss)
   Per Unit                   6.74      3.91        1.80   (     .01)


----------------------
(1) Total revenues less oil and gas production expenses.

                                III-E Partnership
                                -----------------


                                              2002
                        -------------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        ----------  ----------  ----------  -------------

Total Revenues          $1,380,273  $1,519,458  $1,186,347   $1,292,701
Gross Profit (1)           516,725     686,662     337,384      263,350
Net Income                 301,031     504,768     104,232       16,187
Limited Partners'
   Net Income
   Per Unit                    .63        1.07         .20          .01

                                              2001
                        -------------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter(2)
                        ----------  ----------  ----------  -------------

Total Revenues          $3,217,137  $2,258,312  $1,596,992   $1,274,641
Gross Profit (1)         2,177,211   1,419,655   1,076,003      162,972
Net Income (Loss)        1,961,324   1,233,699     891,726  (    80,850)
Limited Partners'
   Net Income (Loss)
   Per Unit                   4.45        2.80        1.90  (       .20)


----------------------------
(1)      Total revenues less oil and gas production expenses.
(2)      Significant  decline in Fourth Quarter Net Income resulted from certain
         significant   wells   becoming   uneconomical,   resulting   in  higher
         depreciation, depletion and amortization.

                                III-F Partnership
                                -----------------


                                              2002
                        -------------------------------------------------
                          First      Second       Third       Fourth
                         Quarter     Quarter     Quarter      Quarter
                        ----------  --------    --------     -----------

Total Revenues          $  416,737  $446,767    $371,792     $403,154
Gross Profit (1)           295,349   272,312     224,967      242,464
Net Income                 163,326   159,263      88,313       85,594
Limited Partners'
   Net Income
   Per Unit                    .69       .68         .36          .35

                                              2001
                        -------------------------------------------------
                          First      Second       Third       Fourth
                         Quarter     Quarter     Quarter      Quarter (2)
                        ----------  --------    --------     ------------

Total Revenues          $1,592,872  $823,646    $502,921     $381,821
Gross Profit (1)         1,287,969   586,836     328,503      206,459
Net Income               1,142,811   471,258     212,852       58,669
Limited Partners'
   Net Income
   Per Unit                   4.89      2.02         .90          .24


-----------------------
(1)   Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                III-G Partnership
                                -----------------

                                              2002
                        -----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        --------    --------    --------    -----------

Total Revenues          $244,698    $275,965    $241,813    $268,998
Gross Profit (1)         166,434     166,574     151,637     164,661
Net Income                88,835     101,795      78,660      83,081
Limited Partners'
   Net Income
   Per Unit                  .68         .79         .60         .63

                                              2001
                        -----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter(2)
                        --------    --------    --------    -----------

Total Revenues          $931,302    $466,708    $297,644    $241,956
Gross Profit (1)         751,876     323,058     184,591     130,369
Net Income               665,732     259,663     121,402      49,513
Limited Partners'
   Net Income
   Per Unit                 5.18        2.01         .94         .37


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

 4.2 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.5 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-A filed as
            Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.9 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.


 4.10 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.11 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.15 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.18 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.19 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.20 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.24 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.27 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.


 4.28 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.29 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.33 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

*4.36 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated August 20, 2002.

 4.37 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.39 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.40 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.43 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's

            Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

 4.46 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.48 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.49 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.51 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

*4.53a Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003.

 4.54 Agreement of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Certificate of Limited Partnership dated September 20, 1991 for Geodyne Energy Income Limited Partnership III-G filed as Exhibit
            4.53 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.56 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.58 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-G filed as
            Exhibit 4.57 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.60 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.61 Fifth Amendment to Agreement of Limited Partnership dated September 6, 2001, for the Geodyne Energy Income Limited Partnership III-G filed as Exhibit 4.59 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-G.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

*99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

*99.5       Certification   pursuant  to  18 U.S.C.  Section  1350,  as  adopted
            pursuant to Section 906 of the Sarbanes-Oxley

            Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

*99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

*99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-G.


      All other Exhibits are omitted as inapplicable.

      ----------
      *Filed herewith.