Form 10-Q
period 2003-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-G
filed 2003-11-14
CIK 860745, 863835, 863837, 870229, 872121, 873739, 879815

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
               ----------------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                          III-A 73-1352993
                                          III-B 73-1358666
                                          III-C 73-1356542
                                          III-D 73-1357374
                                          III-E 73-1367188
         Oklahoma                         III-F 73-1377737
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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            September 30,      December 31,
                                                2003               2002
                                            -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  962,551        $  718,665
   Accounts receivable:
      Related party (Note 2)                           -               888
      Oil and gas sales                          563,567           617,187
                                              ----------        ----------
        Total current assets                  $1,526,118        $1,336,740

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 893,220           867,774

DEFERRED CHARGE                                  229,791           260,836
                                              ----------        ----------
                                              $2,649,129        $2,465,350
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   85,054        $   86,580
   Gas imbalance payable                          27,471            27,471
                                              ----------        ----------
        Total current liabilities             $  112,525        $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                          $   24,706        $   33,171
   Asset retirement obligation
      (Note 1)                                   112,951                 -
                                              ----------        ----------
        Total long-term liabilities           $  137,657        $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   91,935)      ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 units               2,490,882         2,405,219
                                              ----------        ----------
        Total Partners' capital               $2,398,947        $2,318,128
                                              ----------        ----------
                                              $2,649,129        $2,465,350
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                2003               2002
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $944,055          $1,051,646
   Interest income                               1,515               1,888
                                              --------          ----------
                                              $945,570          $1,053,534

COSTS AND EXPENSES:
   Lease operating                            $139,845          $  145,060
   Production tax                               77,201              85,662
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                35,461             242,320
   General and administrative
      (Note 2)                                  79,346              75,745
                                              --------          ----------
                                              $331,853          $  548,787
                                              --------          ----------

NET INCOME                                    $613,717          $  504,747
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 64,412          $   72,095
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $549,305          $  432,652
                                              ========          ==========
NET INCOME per unit                           $   2.08          $     1.64
                                              ========          ==========
UNITS OUTSTANDING                              263,976             263,976
                                              ========          ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,235,948        $3,039,666
   Interest income                                 4,627             5,542
                                              ----------        ----------
                                              $3,240,575        $3,045,208

COSTS AND EXPENSES:
   Lease operating                            $  355,365        $  570,623
   Production tax                                245,143           152,920
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 123,776           411,376
   General and administrative
      (Note 2)                                   242,950           240,419
                                              ----------        ----------
                                              $  967,234        $1,375,338
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,273,341        $1,669,870

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       673)                -
                                              ----------        ----------
NET INCOME                                    $2,272,668        $1,669,870
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  238,005        $  203,457
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,034,663        $1,466,413
                                              ==========        ==========
NET INCOME per unit                           $     7.71        $     5.56
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,272,668       $1,669,870
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          673                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                123,776          411,376
      Decrease in accounts receivable -
        related party                                  10                -
      (Increase) decrease in accounts
        receivable - oil and gas sales             53,620      (    80,436)
      Decrease in deferred charge                  31,045           89,275
      Decrease in accounts payable            (     1,526)     (   154,017)
      Decrease in accrued liability           (     8,465)               -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,471,801       $1,936,068
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   36,944)     ($  119,383)
   Proceeds from sale of oil and gas
      properties                                      878                -
                                               ----------       ----------
Net cash used by investing activities         ($   36,066)     ($  119,383)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,191,849)     ($1,859,409)
                                               ----------       ----------
Net cash used by financing activities         ($2,191,849)     ($1,859,409)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $  243,886      ($   42,724)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            718,665          874,852
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  962,551       $  832,128
                                               ==========       ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  503,074        $  397,754
   Accounts receivable:
      Related party (Note 2)                           -               586
      Oil and gas sales                          310,112           346,664
                                              ----------        ----------
        Total current assets                  $  813,186        $  745,004

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 483,669           461,645

DEFERRED CHARGE                                  184,282           184,282
                                              ----------        ----------
                                              $1,481,137        $1,390,931
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   49,313        $   57,077
   Gas imbalance payable                          12,396            12,396
                                              ----------        ----------
        Total current liabilities             $   61,709        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,911        $   12,518
   Asset retirement obligation
      (Note 1)                                    78,720                 -
                                              ----------        ----------
        Total long-term liabilities           $   88,631        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   51,219)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 units               1,382,016         1,357,494
                                              ----------        ----------
        Total Partners' capital               $1,330,797        $1,308,940
                                              ----------        ----------
                                              $1,481,137        $1,390,931
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $510,724          $604,146
   Interest income                                   761               950
                                                --------          --------
                                                $511,485          $605,096

COSTS AND EXPENSES:
   Lease operating                              $ 80,394          $ 99,630
   Production tax                                 42,522            50,431
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  21,374           147,244
   General and administrative
      (Note 2)                                    42,501            40,973
                                                --------          --------
                                                $186,791          $338,278
                                                --------          --------

NET INCOME                                      $324,694          $266,818
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 51,583          $ 60,494
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $273,111          $206,324
                                                ========          ========
NET INCOME per unit                             $   1.97          $   1.50
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003                2002
                                             ------------         ----------

REVENUES:
   Oil and gas sales                          $1,782,665          $1,811,852
   Interest income                                 2,387               2,888
                                              ----------          ----------
                                              $1,785,052          $1,814,740

COSTS AND EXPENSES:
   Lease operating                            $  198,053          $  390,814
   Production tax                                138,177             108,314
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  78,951             250,421
   General and administrative
      (Note 2)                                   137,168             134,989
                                              ----------          ----------
                                              $  552,349          $  884,538
                                              ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,232,703          $  930,202

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       586)                  -
                                              ----------          ----------
NET INCOME                                    $1,232,117          $  930,202
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $  195,595          $  174,156
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $1,036,522          $  756,046
                                              ==========          ==========
NET INCOME per unit                           $     7.49          $     5.47
                                              ==========          ==========
UNITS OUTSTANDING                                138,336             138,336
                                              ==========          ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,232,117      $  930,202
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           586               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  78,951         250,421
      Decrease in accounts receivable -
        related party                                    7               -
      (Increase) decrease in accounts
        receivable - oil and gas sales              36,552     (    46,273)
      Decrease in deferred charge                        -          74,926
      Decrease in accounts payable             (     7,764)    (    98,295)
      Decrease in accrued liability            (     2,607)              -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,337,842      $1,110,981
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   22,723)    ($   59,227)
   Proceeds from sale of oil and gas
      properties                                       461         -
                                                ----------      ----------
Net cash used by investing activities          ($   22,262)    ($   59,227)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,210,260)    ($1,088,782)
                                                ----------      ----------
Net cash used by financing activities          ($1,210,260)    ($1,088,782)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  105,320     ($   37,028)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             397,754         494,899
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  503,074      $  457,871
                                                ==========      ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  882,349        $  480,424
   Accounts receivable:
      Oil and gas sales                          496,076           518,374
                                              ----------        ----------
        Total current assets                  $1,378,425        $  998,798

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,744,903         1,694,533

DEFERRED CHARGE                                   57,867            57,867
                                              ----------        ----------
                                              $3,181,195        $2,751,198
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   82,360        $  143,943
   Gas imbalance payable                          43,923            43,923
                                              ----------        ----------
        Total current liabilities             $  126,283        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                          $  196,167        $  196,167
   Asset retirement obligation
      (Note 1)                                   195,540                 -
                                              ----------        ----------
        Total long-term liabilities           $  391,707        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  147,377)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 units               2,810,582         2,517,801
                                              ----------        ----------
        Total Partners' capital               $2,663,205        $2,367,165
                                              ----------        ----------
                                              $3,181,195        $2,751,198
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $756,408          $664,913
   Interest income                               1,332             1,084
                                              --------          --------
                                              $757,740          $665,997

COSTS AND EXPENSES:
   Lease operating                            $105,493          $106,641
   Production tax                               54,176            63,173
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                47,365            52,043
   General and administrative
      (Note 2)                                  73,072            69,809
                                              --------          --------
                                              $280,106          $291,666
                                              --------          --------

NET INCOME                                    $477,634          $374,331
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 51,893          $ 42,009
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $425,741          $332,322
                                              ========          ========
NET INCOME per unit                           $   1.74          $   1.36
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,875,739        $1,950,464
   Interest income                                 3,657             3,110
   Gain on sale of oil and gas
      properties                                       -            17,501
                                              ----------        ----------
                                              $2,879,396        $1,971,075

COSTS AND EXPENSES:
   Lease operating                            $  423,962        $  401,527
   Production tax                                198,867           136,950
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 146,921           188,186
   General and administrative
      (Note 2)                                   225,930           223,471
                                              ----------        ----------
                                              $  995,680        $  950,134
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,883,716        $1,020,941

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,317                 -
                                              ----------        ----------
NET INCOME                                    $1,886,033        $1,020,941
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  201,252        $  118,720
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,684,781        $  902,221
                                              ==========        ==========
NET INCOME per unit                           $     6.89        $     3.69
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,886,033       $1,020,941
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     2,317)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                146,921          188,186
      Gain on sale of oil and gas
        properties                                      -      (    17,501)
      (Increase) decrease in accounts
        receivable - oil and gas sales             22,298      (    64,000)
      Increase (decrease) in accounts
        payable                               (    61,583)          19,307
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,991,352       $1,146,933
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   17,815)     ($   85,587)
   Proceeds from sale of oil and gas
      properties                                   18,381           18,940
                                               ----------       ----------
Net cash provided (used) by investing
   activities                                  $      566      ($   66,647)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,589,993)     ($  955,046)
                                               ----------       ----------
Net cash used by financing activities         ($1,589,993)     ($  955,046)
                                               ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  401,925       $  125,240

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            480,424          371,012
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  882,349       $  496,252
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  492,989        $  306,024
   Accounts receivable:
      Oil and gas sales                          342,893           386,024
                                              ----------        ----------
        Total current assets                  $  835,882        $  692,048

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 778,911           755,553

DEFERRED CHARGE                                   10,949            10,949
                                              ----------        ----------
                                              $1,625,742        $1,458,550
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   92,974        $  171,347
                                              ----------        ----------
        Total current liabilities             $   92,974        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  251,798        $  251,798
   Asset retirement obligation
      (Note 1)                                   109,658                 -
                                              ----------        ----------
        Total long-term liabilities           $  361,456        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   48,788)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 units               1,220,100         1,086,354
                                              ----------        ----------
        Total Partners' capital               $1,171,312        $1,035,405
                                              ----------        ----------
                                              $1,625,742        $1,458,550
                                              ==========        ==========






                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Oil and gas sales                            $441,500        $447,909
   Interest income                                   752             580
                                                --------        --------
                                                $442,252        $448,489

COSTS AND EXPENSES:
   Lease operating                              $128,294        $145,575
   Production tax                                 31,834          32,635
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,131          36,541
   General and administrative
      (Note 2)                                    39,783          38,398
                                                --------        --------
                                                $228,042        $253,149
                                                --------        --------

NET INCOME                                      $214,210        $195,340
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 23,877        $ 22,764
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $190,333        $172,576
                                                ========        ========
NET INCOME per unit                             $   1.45        $   1.32
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,968,194        $1,382,847
   Interest income                                 2,153             1,341
   Gain on sale of oil and gas
      properties                                       -            15,250
                                              ----------        ----------
                                              $1,970,347        $1,399,438

COSTS AND EXPENSES:
   Lease operating                            $  433,673        $  467,780
   Production tax                                139,268            99,154
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,862            93,383
   General and administrative
      (Note 2)                                   131,031           128,831
                                              ----------        ----------
                                              $  784,834        $  789,148
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,185,513        $  610,290

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,875                 -
                                              ----------        ----------
NET INCOME                                    $1,188,388        $  610,290
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  125,642        $   69,299
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,062,746        $  540,991
                                              ==========        ==========
NET INCOME per unit                           $     8.11        $     4.13
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,188,388        $610,290
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                 (     2,875)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                80,862          93,383
      Gain on sale of oil and gas
        properties                                     -       (  15,250)
      (Increase) decrease in accounts
        receivable - oil and gas sales            43,131       (  49,524)
      Decrease in accounts payable           (    78,373)      (  22,357)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,231,133        $616,542
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    5,662)      ($114,166)
   Proceeds from the sale of oil and
      gas properties                              13,975          16,281
                                              ----------        --------
Net cash provided (used) by investing
   activities                                 $    8,313       ($ 97,885)
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,052,481)      ($380,880)
                                              ----------        --------
Net cash used by financing activities        ($1,052,481)      ($380,880)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  186,965        $137,777

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           306,024         160,008
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  492,989        $297,785
                                              ==========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              September 30,     December 31,
                                                  2003              2002
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,397,664       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,178,469          924,827
                                                ----------       ----------
        Total current assets                    $2,576,133       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,621,271        2,646,994

DEFERRED CHARGE                                     60,913           69,176
                                                ----------       ----------
                                                $5,258,317       $4,442,417
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  468,795       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  471,531       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     265,364                -
                                                ----------       ----------
        Total long-term liabilities             $  593,996       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  177,257)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,370,047        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $4,192,790       $3,242,001
                                                ----------       ----------
                                                $5,258,317       $4,442,417
                                                ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,694,268        $1,185,582
   Interest income                                 1,705               765
                                              ----------        ----------
                                              $1,695,973        $1,186,347

COSTS AND EXPENSES:
   Lease operating                            $  703,317        $  782,879
   Production tax                                117,325            66,084
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 100,071           114,801
   General and administrative
      (Note 2)                                   124,495           118,351
                                              ----------        ----------
                                              $1,045,208        $1,082,115
                                              ----------        ----------

NET INCOME                                    $  650,765        $  104,232
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   73,913        $   20,679
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  576,852        $   83,553
                                              ==========        ==========
NET INCOME per unit                           $     1.38        $      .20
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $5,671,907        $4,084,397
   Interest income                                 3,973             1,681
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $5,677,728        $4,086,078

COSTS AND EXPENSES:
   Lease operating                            $2,042,754        $2,296,190
   Production tax                                390,795           249,117
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 282,208           259,320
   General and administrative
      (Note 2)                                   373,638           371,420
                                              ----------        ----------
                                              $3,089,395        $3,176,047
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,588,333        $  910,031

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $2,591,058        $  910,031
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  283,696        $  114,174
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,307,362        $  795,857
                                              ==========        ==========
NET INCOME per unit                           $     5.52        $     1.90
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,591,058      $910,031
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  282,208       259,320
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   253,642)    ( 190,139)
      Decrease in deferred charge                     8,263             -
      Decrease in accounts payable              (   277,964)    ( 161,451)
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $2,223,061      $817,761
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   16,896)    ($411,763)
   Proceeds from sale of oil and gas
      properties                                     30,348         1,374
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                    $   13,452     ($410,389)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,640,269)    ($171,358)
                                                 ----------      --------
Net cash used by financing activities           ($1,640,269)    ($171,358)
                                                 ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  596,244      $236,014

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,397,664      $676,038
                                                 ==========      ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  532,400       $  284,588
   Accounts receivable:
      Oil and gas sales                           470,360          348,300
                                               ----------       ----------
        Total current assets                   $1,002,760       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,730,750        1,764,313

DEFERRED CHARGE                                    26,052           29,946
                                               ----------       ----------
                                               $2,759,562       $2,427,147
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   88,422       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   90,717       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  126,076       $  118,005
   Asset retirement obligation
      (Note 1)                                    141,906                -
                                               ----------       ----------
        Total long-term liabilities            $  267,982       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  148,093)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,548,956        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,400,863       $2,085,416
                                               ----------       ----------
                                               $2,759,562       $2,427,147
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                 2003             2002
                                               --------         --------

REVENUES:
   Oil and gas sales                           $532,513         $371,424
   Interest income                                  711              368
                                               --------         --------
                                               $533,224         $371,792

COSTS AND EXPENSES:
   Lease operating                             $150,230         $132,369
   Production tax                                31,385           14,456
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 40,193           73,126
   General and administrative
      (Note 2)                                   66,409           63,528
                                               --------         --------
                                               $288,217         $283,479
                                               --------         --------

NET INCOME                                     $245,007         $ 88,313
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 13,822         $  7,323
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $231,185         $ 80,990
                                               ========         ========
NET INCOME per unit                            $   1.05         $    .36
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                2003               2002
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $2,019,578         $1,234,005
   Interest income                                1,644              1,291
   Gain on abandonment                              903                  -
                                             ----------         ----------
                                             $2,022,125         $1,235,296

COSTS AND EXPENSES:
   Lease operating                           $  459,789         $  385,552
   Production tax                               113,598             57,116
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                180,351            177,105
   General and administrative
      (Note 2)                                  206,977            204,621
                                             ----------         ----------
                                             $  960,715         $  824,394
                                             ----------         ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $1,061,410         $  410,902

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                  -
                                             ----------         ----------
NET INCOME                                   $1,065,122         $  410,902
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   60,203         $   27,565
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $1,004,919         $  383,337
                                             ==========         ==========
NET INCOME per unit                          $     4.54         $     1.73
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,065,122      $410,902
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     3,712)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 180,351       177,105
      Gain on abandonment                      (       903)            -
      Increase in accounts receivable -
        oil and gas sales                      (   122,060)    (  26,373)
      Decrease in deferred charge                    3,894             -
      Increase (decrease) in accounts
        payable                                (    30,319)       52,903
      Decrease in accrued liability -
        other                                  (   102,690)            -
      Increase in accrued liability                  8,071             -
                                                ----------      --------
Net cash provided by operating
   activities                                   $  997,754      $614,537
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   12,842)    ($ 42,290)
   Proceeds from the sale of oil
      and gas properties                            12,575         1,273
                                                ----------      --------
Net cash used by investing activities          ($      267)    ($ 41,017)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  749,675)    ($483,746)
                                                ----------      --------
Net cash used by financing activities          ($  749,675)    ($483,746)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  247,812      $ 89,774

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             284,588       144,433
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  532,400      $234,207
                                                ==========      ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2003, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2003, the results of operations for three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


ACCRUED LIABILITY - OTHER
---------------------------

      The accrued liability - other at December 31, 2002 for the III-E and III-F Partnerships represents a charge accrued for the payment of refund amounts to royalty and overriding royalty interest owners in relation to the R.W. Scott Investments, LLC v. Samson Resources Company lawsuit. Such amounts were repaid during the first quarter of 2003.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                           Increase            in
                              in           Net Income
                          Capitalized       for the
                           Cost of Oil     Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $4,000, $3,000, $7,000, $5,000, $17,000, and $9,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships during the nine months ended September 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $4,000, $3,000, $7,000, $4,000, $13,000, and $7,000,
      respectively.


  2.  TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $  9,878               $ 69,468
               III-B                    6,096                 36,405
               III-C                    8,719                 64,353
               III-D                    5,307                 34,476
               III-E                   14,425                110,070
               III-F                    8,125                 58,284

      During the nine months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 34,546               $208,404
               III-B                   27,953                109,215
               III-C                   32,871                193,059
               III-D                   27,603                103,428
               III-E                   43,428                330,210
               III-F                   32,125                174,852

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures for the III-D and III-E Partnerships totaled $114,166 and $411,763, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa County, Florida, in which the
      Partnerships own working interests of approximately 0.7% and 4.7%, respectively. In addition, during the nine months ended September 30, 2002, capital expenditures for the III-F Partnership totaled $42,290. These expenditures were primarily due to a recompletion of the Exxon Fee #1-D well located in Terrebonne Parish, Louisiana, in which the
      Partnership owns a working interest of approximately 3.7%. The recompletion was successful leading to an increase in both oil and gas reserves and production on this well. Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2003 and 2002 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

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

      The General Partner currently intends to extend the terms of the III-A, III-B, and III-C Partnerships for their third extension period, but has not yet determined whether it intends to further extend the terms of any other Partnerships.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                            Increase           in
                              in           Net Income
                          Capitalized       for the
                           Cost of Oil     Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $4,000, $3,000, $7,000, $5,000, $17,000, and $9,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              60,496        3,866,700
         Production                              (13,075)      (  158,528)
         Revisions of previous
            estimates                              3,790           49,870
                                                  ------        ---------

      Proved reserves, March 31, 2003             51,211        3,758,042
         Production                              (12,045)      (  110,375)
         Revisions of previous
            estimates                             13,010          799,504
                                                  ------        ---------

      Proved reserves, June 30, 2003              52,176        4,447,171
         Production                              ( 9,725)      (  132,867)
         Extensions and discoveries                   82           37,109
         Revisions of previous
            estimates                              3,229           56,355
                                                  ------        ---------

      Proved reserves, Sept. 30, 2003             45,762        4,407,768
                                                  ======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              46,684        1,676,027
         Production                              ( 9,175)      (   80,507)
         Revisions of previous
            estimates                              2,237           23,613
                                                  ------        ---------

      Proved reserves, March 31, 2003             39,746        1,619,133
         Production                              (17,445)      (  131,405)
         Revisions of previous
            estimates                             14,485          443,482
                                                  ------        ---------

      Proved reserves, June 30, 2003              36,786        1,931,210
         Production                              ( 6,905)      (   62,163)
         Extensions and discoveries                   35           15,638
         Revisions of previous
            estimates                              1,291           35,711
                                                  ------        ---------
      Proved reserves, Sept. 30, 2003             31,207        1,920,396
                                                  ======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             110,916        4,928,613
         Production                             (  5,914)      (  181,104)
         Revisions of previous
            estimates                                876       (   18,213)
                                                 -------        ---------

      Proved reserves, March 31, 2003            105,878        4,729,296
         Production                             (  3,660)      (  170,277)
         Revisions of previous
            estimates                                184          590,139
                                                 -------        ---------

      Proved reserves, June 30, 2003             102,402        5,149,158
         Production                             (  1,918)      (  155,930)
         Extensions and discoveries                   12            6,491
         Revisions of previous
            estimates                              4,312       (   30,091)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            104,808        4,969,628
                                                 =======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             236,192        2,667,538
         Production                             (  8,579)      (  113,755)
         Revisions of previous
            estimates                                800       (   18,987)
                                                 -------        ---------

      Proved reserves, March 31, 2003            228,413        2,534,796
         Production                             (  6,342)      (  105,200)
         Revisions of previous
            estimates                           ( 40,773)         177,661
                                                 -------        ---------

      Proved reserves, June 30, 2003             181,298        2,607,257
         Production                             (  5,752)      (   72,862)
         Revisions of previous
            estimates                           ( 33,896)      (   54,834)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            141,650        2,479,561
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2002             1,259,858       7,254,259
         Production                             (   33,458)     (  198,493)
         Revisions of previous
            estimates                           (    5,741)     (   60,612)
                                                 ---------       ---------

      Proved reserves, March 31, 2003            1,220,659       6,995,154
         Production                             (   29,243)     (  242,845)
         Extensions and discoveries                    310          20,701
         Revisions of previous
            estimates                           (  320,192)         74,885
                                                 ---------       ---------

      Proved reserves, June 30, 2003               871,534       6,847,895
         Production                             (   33,971)     (  199,127)
         Extensions and discoveries                     20           1,712
         Revisions of previous
            estimates                           (  246,623)     (  168,166)
                                                 ---------       ---------

      Proved reserves, Sept. 30, 2003              590,960       6,482,314
                                                 =========       =========

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             224,872        4,664,302
         Production                             (  5,382)      (  137,370)
         Revisions of previous
            estimates                             13,058           98,851
                                                 -------        ---------

      Proved reserves, March 31, 2003            232,548        4,625,783
         Production                             (  4,914)      (   84,148)
         Extensions and discoveries                  266           17,879
         Revisions of previous
            estimates                             66,707       (   65,453)
                                                 -------        ---------

      Proved reserves, June 30, 2003             294,607        4,494,061
         Production                             (  5,094)      (   94,683)
         Extensions and discoveries                   11              986
         Revisions of previous
            estimates                           ( 22,750)      (  144,072)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            266,774        4,256,292
                                                 =======        =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2003 will actually be realized for such production.

                              Net Present Value of Reserves (In 000's)
                        ---------------------------------------------------
      Partnership       9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
        III-A           $10,292       $11,647        $10,868        $10,584
        III-B             4,816         5,431          5,090          5,037
        III-C            10,375        13,014         12,887         12,473
        III-D             5,486         7,347          7,661          7,656
        III-E            13,846        17,664         20,367         20,987
        III-F             8,917        10,522         10,486         10,539

                                        Oil and Gas Prices
                        ---------------------------------------------------
        Pricing         9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
      Oil (Bbl)         $ 26.00       $ 27.00        $ 27.75        $ 28.00
      Gas (Mcf)            4.58          5.18           5.06           4.74

      The Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida is a material oil and gas property for the III-D and III-E Partnerships. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property has been reduced and at times has been negative. This property is very sensitive to changes in oil prices and production volumes. Until the operator completes repairs, drilling, and plugging activities, this property's cash flows could continue to be low or negative despite relatively high oil and gas prices. Compared to June 30, 2003 reserve estimates, the September 30, 2003 reserve estimates include a significant downward adjustment in future oil production as well as an increase in estimated future operating expenses, thereby reducing reserve value estimates. These changes have been made as a result of the continued performance (reduced oil production and higher production expenses over the last several months) associated with this property. While Geodyne has received verbal assurances from ExxonMobil that production issues were expected to improve, this has not been evidenced in results to date.

      The Partnerships had downward revisions in the estimated net present value of reserves at September 30, 2003 as compared to June 30, 2003 primarily due to decreases in the oil and gas prices used to value the reserves.


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

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices, to an extent, have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2003              2002
                                                --------         ----------
      Oil and gas sales                         $944,055         $1,051,646
      Oil and gas production expenses           $217,046         $  230,722
      Barrels produced                             9,725             14,389
      Mcf produced                               132,867            251,519
      Average price/Bbl                         $  28.14         $    26.65
      Average price/Mcf                         $   5.05         $     2.66

      As shown in the table above, total oil and gas sales decreased $107,591 (10.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this decrease, approximately $124,000 and $315,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $14,000 and $317,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,664 barrels and 118,652 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002,
      (ii) a substantial decline in
      production during the three months ended September 30, 2003 on one significant well following the workover of that well during early 2002, and (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $28.14 per barrel and $5.05 per Mcf, respectively, for the three months ended September 30, 2003 from $26.65 per barrel and $2.66 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,676 (5.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 23.0% for the three months ended September 30, 2003 from 21.9% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $206,859 (85.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and
      (ii) two significant wells being fully depleted during the three months ended September 30, 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 3.8% for the three months ended September 30, 2003 from 23.0% for the three months ended September 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,601 (4.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 8.4% for the three months ended September 30, 2003 from 7.2% for the three months ended September 30, 2002. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $3,235,948       $3,039,666
      Oil and gas production expenses           $  600,508       $  723,543
      Barrels produced                              34,845           42,011
      Mcf produced                                 401,770          771,150
      Average price/Bbl                         $    29.56       $    23.42
      Average price/Mcf                         $     5.49       $     2.67

      As shown in the table above, total oil and gas sales increased $196,282 (6.5%) for the nine months ended

      September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $214,000 and $1,135,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $168,000 and $985,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,166 barrels and 369,380 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by an increase in production during the nine months ended September 30, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2003 on one significant well following the workover of that well during early 2002, (ii) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002, and
      (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $29.56 per barrel and $5.49 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.42 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $123,035 (17.0%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments on two significant wells during the nine months ended September 30, 2002, and
      (iii) workover expenses incurred on two significant wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 18.6% for the nine months ended September 30, 2003 from 23.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $287,600 (69.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) two significant wells being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to

      3.8% for the nine months ended September 30, 2003 from 13.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,531 (1.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.5% for the nine months ended September 30, 2003 from 7.9% for the nine months ended September 30, 2002.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $35,897,701 or 135.99% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $510,724        $604,146
      Oil and gas production expenses             $122,916        $150,061
      Barrels produced                               6,905          10,164
      Mcf produced                                  62,163         133,451
      Average price/Bbl                           $  28.62        $  26.59
      Average price/Mcf                           $   5.04        $   2.50

      As shown in the table above, total oil and gas sales decreased $93,422 (15.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this decrease, approximately $87,000 and $178,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $14,000 and $158,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,259 barrels and 71,288 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002, (ii) a substantial decline in production during the three months ended September 30, 2003 on one significant well following the workover of that well during early 2002, and (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $28.62 per barrel and $5.04 per Mcf, respectively, for the three months ended

      September 30, 2003 from $26.59 per barrel and $2.50 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,145 (18.1%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment on one significant well during the three months ended September 30, 2002, (ii) workover expenses incurred on two wells within the same unit during the three months ended September 30, 2002, and (iii) workover expenses incurred on another significant well during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the three months ended September 30, 2003 from 24.8% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $125,870 (85.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and
      (ii) two significant wells being fully depleted during the three months ended September 30, 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended September 30, 2003 from 24.4% for the three months ended September 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,528 (3.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 8.3% for the three months ended September 30, 2003 from 6.8% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2003            2002
                                                ----------      ----------
      Oil and gas sales                         $1,782,665      $1,811,852
      Oil and gas production expenses           $  336,230      $  499,128
      Barrels produced                              24,350          30,381
      Mcf produced                                 193,568         422,121
      Average price/Bbl                         $    29.73      $    23.54
      Average price/Mcf                         $     5.47      $     2.60

      As shown in the table above, total oil and gas sales decreased $29,187 (1.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this decrease, approximately $142,000 and $594,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $151,000 and $556,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,031 barrels and 228,553 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by an increase in production during the nine months ended September 30, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2003 on one significant well following the workover of that well during early 2002, (ii) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002, and
      (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $29.73 per barrel and $5.47 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.54 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $162,898 (32.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments on two significant wells during the nine months ended September 30, 2002, and
      (iii) workover expenses incurred on two significant wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 18.9% for the nine months ended September 30, 2003 from 27.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $171,470 (68.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) two wells being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves, and
      (iii) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.4% for the nine months ended September 30, 2003 from 13.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the dollar decrease in deprecation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,179 (1.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 7.7% for the nine months ended September 30, 2003 from 7.5% for the nine months ended September 30, 2002.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $20,438,353 or 147.74% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2003             2002
                                                --------         --------
      Oil and gas sales                         $756,408         $664,913
      Oil and gas production expenses           $159,669         $169,814
      Barrels produced                             1,918            2,684
      Mcf produced                               155,930          208,418
      Average price/Bbl                         $  27.95         $  28.00
      Average price/Mcf                         $   4.51         $   2.83

      As shown in the table above, total oil and gas sales increased $91,495 (13.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $262,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $21,000 and $149,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 766 barrels and 52,488 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during three months ended September 30, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. These decreases were partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. Average oil prices decreased to $27.95 per barrel for the three months ended September 30, 2003 from $28.00 per barrel for the three months ended September 30, 2002. Average gas prices increased to $4.51 per Mcf for the three months ended September 30, 2003 from $2.83 per Mcf for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,145 (6.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2002, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) negative prior period production tax adjustments on one significant well during the three months ended September 30, 2003. These decreases were partially offset by workover expenses incurred on one significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the three months ended September 30, 2003 from 25.5% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,678 (9.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended September 30, 2003 from 7.8% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $3,263 (4.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the three months ended September 30, 2003 from 10.5% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,875,739       $1,950,464
      Oil and gas production expenses           $  622,829       $  538,477
      Barrels produced                              11,492            9,026
      Mcf produced                                 507,311          637,144
      Average price/Bbl                         $    30.09       $    23.96
      Average price/Mcf                         $     4.99       $     2.72

      As shown in the table above, total oil and gas sales increased $925,275 (47.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $1,149,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $353,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,466 barrels, while volumes of gas sold decreased 129,833 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the nine months ended September 30, 2003 in order to perform workovers on those wells. One shut-in well has returned to production and the other well is expected to return to production in late 2003. These decreases were partially offset by an increase in production on another significant well due to the successful completion of that well during early 2003. Average oil and gas prices increased to $30.09 per barrel and $4.99 per Mcf, respectively, for the nine months ended September 30, 2003 from $23.96 per barrel and $2.72 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $84,352 (15.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2002, and (iii) lower workover expenses incurred on one significant well during the nine months ended September 30, 2003 than similar expenses incurred on the same well during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the nine months ended September 30, 2003 from 27.6% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $41,265 (21.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.1% for the nine months ended September 30, 2003 from 9.6% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,459 (1.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the nine months ended September 30, 2003 from 11.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $27,065,795 or 110.68% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2003              2002
                                                --------          --------
      Oil and gas sales                         $441,500          $447,909
      Oil and gas production expenses           $160,128          $178,210
      Barrels produced                             5,752             5,045
      Mcf produced                                72,862           121,285
      Average price/Bbl                         $  25.91          $  24.76
      Average price/Mcf                         $   4.01          $   2.66

      As shown in the table above, total oil and gas sales decreased $6,409 (1.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this decrease, approximately $129,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately (i) $7,000 and $98,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $18,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 707 barrels, while volumes of gas sold decreased 48,423 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the three months ended September 30, 2003 in order to perform a workover on that well, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2002. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $25.91 per barrel and $4.01 per Mcf, respectively, for the three months ended September 30, 2003 from $24.76 per barrel and $2.66 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,082 (10.1%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) one-time repair and maintenance expenses incurred on one significant well during the three months ended September 30, 2002 and (ii) workover expenses incurred on several wells within the same unit during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 36.3% for the three months ended September 30, 2003 from 39.8% for the three months ended September 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,410 (23.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. This decrease was partially offset by substantial downward revisions in the estimates of remaining oil and gas reserves on a large unitized property during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.4% for three months ended September 30, 2003 from 8.2% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,385 (3.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 9.0% for the three months ended September 30, 2003 from 8.6% for the three months ended September 30, 2002.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,968,194       $1,382,847
      Oil and gas production expenses           $  572,941       $  566,934
      Barrels produced                              20,673           17,127
      Mcf produced                                 291,817          389,844
      Average price/Bbl                         $    27.00       $    21.25
      Average price/Mcf                         $     4.83       $     2.61

      As shown in the table above, total oil and gas sales increased $585,347 (42.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately (i) $119,000 and $647,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $75,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $256,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,546 barrels, while volumes of gas sold decreased 98,027 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the nine months ended September 30, 2003 in order to perform workovers on those wells. One of the shut-in wells has returned to production and the other well is expected to return to production in late 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $27.00 per barrel and $4.83 per Mcf, respectively, for the nine months ended September 30, 2003 from $21.25 per barrel and $2.61 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,007 (1.1%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) lower workover expenses incurred on one significant well during the nine months ended September 30, 2003 than similar expenses incurred on the same wells during the nine months ended September 30, 2002, and (iii) workover expenses incurred on several wells within the same unit during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 29.1% for the nine months ended September 30, 2003 from 41.0% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,521 (13.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. This decrease was partially offset by substantial downward revisions in the estimates of remaining oil and gas reserves on a large unitized property during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 4.1% for the nine months ended September 30, 2003 from 6.8% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,200 (1.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the nine months ended September 30, 2003 from 9.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $14,989,669 or 114.42% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,694,268       $1,185,582
      Oil and gas production expenses           $  820,642       $  848,963
      Barrels produced                              33,971           29,212
      Mcf produced                                 199,127          202,835
      Average price/Bbl                         $    25.39       $    23.97
      Average price/Mcf                         $     4.18       $     2.39

      As shown in the table above, total oil and gas sales increased $508,686 (42.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i)

      $48,000 and $355,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $114,000 was related to an increase in volumes of oil sold. Volumes of oil sold increased 4,759 barrels, while volumes of gas sold decreased 3,708 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) the successful completion of two new wells within the same unit during mid 2003 and (ii) an increase in production on one significant well due to the successful workover of that well during early 2003. Average oil and gas prices increased to $25.39 per barrel and $4.18 per Mcf, respectively, for the three months ended September 30, 2003 from $23.97 per barrel and $2.39 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,321 (3.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to workover expenses incurred on several wells within one unit during the three months ended September 30, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 48.4% for the three months ended September 30, 2003 from 71.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,730 (12.8%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to one significant well being fully depleted during the three months ended September 30, 2002 due to the lack of remaining economically recoverable reserves. This decrease was partially offset by substantial downward revisions in the estimates of remaining oil and gas reserves on a large unitized property during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended September 30, 2003 from 9.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,144 (5.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended September 30, 2003 from 10.0% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $5,671,907       $4,084,397
      Oil and gas production expenses           $2,433,549       $2,545,307
      Barrels produced                              96,672          100,957
      Mcf produced                                 640,465          769,051
      Average price/Bbl                         $    26.13       $    20.71
      Average price/Mcf                         $     4.91       $     2.59

      As shown in the table above, total oil and gas sales increased $1,587,510 (38.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $524,000 and $1,486,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $333,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,285 barrels and 128,586 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on one significant well due to the successful workover of that well during early 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the nine months ended September 30, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $26.13 per barrel and $4.91 per Mcf, respectively, for the nine months ended September 30, 2003 from $20.71 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $111,758 (4.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) workover expenses incurred on several wells within one unit during the nine months ended September 30, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 42.9% for the nine months ended September 30, 2003 from 62.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,888 (8.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) substantial downward revisions in the estimates of remaining oil and gas reserves on a large unitized property during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, (ii) another significant well being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining economically recoverable reserves, and (iii) the abandonment of another significant well during the nine months ended September 30, 2003 due to severe mechanical problems. These increases were partially offset by (i) another well being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.0% for the nine months ended September 30, 2003 from 6.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 6.6% for the nine months ended September 30, 2003 from 9.1% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $45,787,016 or 109.47% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $532,513        $371,424
      Oil and gas production expenses             $181,615        $146,825
      Barrels produced                               5,094           5,448
      Mcf produced                                  94,683         115,952
      Average price/Bbl                           $  27.38        $  23.83
      Average price/Mcf                           $   4.15        $   2.08

      As shown in the table above, total oil and gas sales increased $161,089 (43.4%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $18,000 and $196,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $44,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 354 barrels and 21,269 Mcf, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 30, 2003 in order to perform repairs and maintenance on that well. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $27.38 per barrel and $4.15 per Mcf, respectively, for the three months ended September 30, 2003 from $23.83 per barrel and $2.08 per Mcf, respectively, for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,790 (23.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2003 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 34.1% for the three months ended September 30, 2003 from 39.5% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,933 (45.0%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended September 30, 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.5% for the three months ended September 30, 2003 from 19.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,881 (4.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the three months ended September 30, 2003 from 17.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                                Nine Months Ended September 30,
                                                ------------------------------
                                                   2003             2002
                                                ----------      ----------
      Oil and gas sales                         $2,019,578      $1,234,005
      Oil and gas production expenses           $  573,387      $  442,668
      Barrels produced                              15,390          18,000
      Mcf produced                                 316,201         354,147
      Average price/Bbl                         $    28.92      $    21.84
      Average price/Mcf                         $     4.98      $     2.37

      As shown in the table above, total oil and gas sales increased $785,573 (63.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $109,000 and $824,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $90,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,610 barrels and 37,946 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well during the nine months ended September 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) the shutting-in of one significant well in order to perform repairs and maintenance on that well. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $28.92 per barrel and $4.98 per Mcf, respectively, for the nine months ended September 30, 2003 from $21.84 per barrel and $2.37 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $130,719 (29.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 2002, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) workover expenses incurred on another significant well during the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the nine months ended September 30, 2003 from 35.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,246 (1.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems and
      (ii) another significant well being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by (i) one significant well being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 8.9% for the nine months ended September 30, 2003 from 14.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,356 (1.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the nine months ended September 30, 2003 from 16.6% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $18,040,904 or 81.45% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-E.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-E.

31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-F.

31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-F.

32.1     Certification  pursuant to  18 U.S.C. Section 1350, as adopted pursuant
         to  Section  906 of the  Sarbanes-Oxley   Act of 2002  for the  Geodyne
         Energy Income Limited Partnership III-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

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

                                    (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner


Date:  November 14, 2003        By:     /s/Dennis R. Neill
                                    --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2003        By:     /s/Craig D. Loseke
                                    --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-E.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-E.

31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-F.

31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-F.

32.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.