Form 10-Q/A
period 2003-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-03-29
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2, and 6 of the Quarterly Report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E and Geodyne Energy Limited Income Partnership III-F for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Quarterly Report"). This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

As discussed in Note 1 to the  Condensed  Notes to the  Financial  Statements in
Item 1, this Form 10-Q/A restates the balance sheets, statements of operations, and statements of cash flows to correct an inadvertent bookkeeping error that resulted in an over-accrual of revenue and a misstatement of production taxes.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  923,766        $  718,665
   Accounts receivable:
      Related party (Note 2)                           -               888
      Oil and gas sales                          834,273           617,187
                                              ----------        ----------
        Total current assets                  $1,758,039        $1,336,740

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 921,697           867,774

DEFERRED CHARGE                                  260,836           260,836
                                              ----------        ----------
                                              $2,940,572        $2,465,350
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   75,866        $   86,580
   Gas imbalance payable                          27,471            27,471
                                              ----------        ----------
        Total current liabilities             $  103,337        $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                          $   33,171        $   33,171
   Asset retirement obligation
      (Note 1)                                   110,839                 -
                                              ----------        ----------
        Total long-term liabilities           $  144,010        $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,801)      ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 units               2,749,026         2,405,219
                                              ----------        ----------
        Total Partners' capital               $2,693,225        $2,318,128
                                              ----------        ----------
                                              $2,940,572        $2,465,350
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,241,672        $959,348
   Interest income                                 1,429           2,369
                                              ----------        --------
                                              $1,243,101        $961,717

COSTS AND EXPENSES:
   Lease operating                            $   99,722        $223,782
   Production tax                                 92,298          39,942
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,224          99,446
   General and administrative
      (Note 2)                                    83,312          90,111
                                              ----------        --------
                                              $  331,556        $453,281
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  911,545        $508,436

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       673)              -
                                              ----------        --------
NET INCOME                                    $  910,872        $508,436
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   96,065        $ 59,557
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  814,807        $448,879
                                              ==========        ========
NET INCOME per unit                           $     3.09        $   1.70
                                              ==========        ========
UNITS OUTSTANDING                                263,976         263,976
                                              ==========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $910,872         $508,436
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                        673                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               56,224           99,446
      Decrease in accounts receivable -
        related party                                10                -
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 217,086)          37,601
      Decrease in deferred charge                     -           53,074
      Decrease in accounts payable            (  10,714)       (  33,576)
                                               --------         --------
Net cash provided by operating
   activities                                  $739,979         $664,981
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        $      -        ($ 80,816)
   Proceeds from the sale of oil
      and gas properties                            897            5,581
                                               --------         --------
Net cash provided (used) by investing
   activities                                  $    897        ($ 75,235)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($535,775)       ($869,329)
                                               --------         --------
Net cash used by financing activities         ($535,775)       ($869,329)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $205,101        ($279,583)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          718,665          874,852
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $923,766         $595,269
                                               ========         ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  504,540        $  397,754
   Accounts receivable:
      Related party (Note 2)                           -               586
      Oil and gas sales                          461,167           346,664
                                              ----------        ----------
        Total current assets                  $  965,707        $  745,004

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 504,230           461,645

DEFERRED CHARGE                                  184,282           184,282
                                              ----------        ----------
                                              $1,654,219        $1,390,931
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   55,020        $   57,077
   Gas imbalance payable                          12,396            12,396
                                              ----------        ----------
        Total current liabilities             $   67,416        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                          $   12,518        $   12,518
   Asset retirement obligation
      (Note 1)                                    77,271                 -
                                              ----------        ----------
        Total long-term liabilities           $   89,789        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   23,450)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 units               1,520,464         1,357,494
                                              ----------        ----------
        Total Partners' capital               $1,497,014        $1,308,940
                                              -----------       -----------
                                              $1,654,219        $1,390,931
                                              ===========       ===========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Oil and gas sales                            $700,575          $598,584
   Interest income                                   759             1,289
                                                --------          --------
                                                $701,334          $599,873

COSTS AND EXPENSES:
   Lease operating                              $ 66,123          $149,433
   Production tax                                 53,656            32,945
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,068            61,804
   General and administrative
      (Note 2)                                    48,421            53,049
                                                --------          --------
                                                $202,268          $297,231
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $499,066          $302,642

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                     (     586)                -
                                                --------          --------
NET INCOME                                      $498,480          $302,642
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 79,510          $ 53,856
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $418,970          $248,786
                                                ========          ========
NET INCOME per unit                             $   3.03          $   1.80
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $498,480        $302,642
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         586               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                34,068          61,804
      Decrease in accounts receivable -
        Related party (Note 2)                         7               -
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 114,503)          9,487
      Decrease in deferred charge                      -          44,544
      Decrease in accounts payable             (   2,057)      (  15,954)
                                                --------        --------
Net cash provided by operating
   activities                                   $416,581        $402,523
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    118)      ($ 53,306)
   Proceeds from the sale of oil and
      gas properties                                 729           3,130
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $    611       ($ 50,176)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($310,406)      ($502,603)
                                                --------        --------
Net cash used by financing activities          ($310,406)      ($502,603)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $106,786       ($150,256)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           397,754         494,899
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $504,540        $344,643
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  746,714        $  480,424
   Accounts receivable:
      Oil and gas sales                          775,470           518,374
                                              ----------        ----------
        Total current assets                  $1,522,184        $  998,798

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,818,585         1,694,533

DEFERRED CHARGE                                   57,867            57,867
                                              ----------        ----------
                                              $3,398,636        $2,751,198
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  115,296        $  143,943
   Gas imbalance payable                          43,923            43,923
                                              ----------        ----------
        Total current liabilities             $  159,219        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                          $  196,167        $  196,167
   Asset retirement obligation
      (Note 1)                                   191,694                 -
                                              ----------        ----------
        Total long-term liabilities           $  387,861        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  120,433)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 units               2,971,989         2,517,801
                                              ----------        ----------
        Total Partners' capital               $2,851,556        $2,367,165
                                              -----------       -----------
                                              $3,398,636        $2,751,198
                                              ===========       ===========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,155,715        $570,569
   Interest income                                   967           1,209
                                              ----------        --------
                                              $1,156,682        $571,778

COSTS AND EXPENSES:
   Lease operating                            $  164,332        $187,843
   Production tax                                 74,434          32,228
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  43,710          67,492
   General and administrative
      (Note 2)                                    77,838          84,375
                                              ----------        --------
                                              $  360,314        $371,938
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  796,368        $199,840

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,317               -
                                              ----------        --------
NET INCOME                                    $  798,685        $199,840
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   83,497        $ 25,937
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  715,188        $173,903
                                              ==========        ========
NET INCOME per unit                           $     2.92        $    .71
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                                2003              2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $798,685         $199,840
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   2,317)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               43,710           67,492
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 257,096)          17,483
      Increase (decrease) in accounts
        payable                               (  28,647)          41,556
                                               --------         --------
Net cash provided by operating
   activities                                  $554,335         $326,371
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  2,181)       ($  1,439)
   Proceeds from sale of oil and gas
      properties                                 28,430               51
                                               --------         --------
Net cash provided (used) by investing
   activities                                  $ 26,249        ($  1,388)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($314,294)       ($350,348)
                                               --------         --------
Net cash used by financing activities         ($314,294)       ($350,348)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $266,290        ($ 25,365)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          480,424          371,012
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $746,714         $345,647
                                               ========         ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  499,023        $  306,024
   Accounts receivable:
      Oil and gas sales                          557,438           386,024
                                              ----------        ----------
        Total current assets                  $1,056,461        $  692,048

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 827,136           755,553

DEFERRED CHARGE                                   10,949            10,949
                                              ----------        ----------
                                              $1,894,546        $1,458,550
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  110,512        $  171,347
                                              ----------        ----------
        Total current liabilities             $  110,512        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  251,798        $  251,798
   Asset retirement obligation
      (Note 1)                                   107,536                 -
                                              ----------        ----------
        Total long-term liabilities           $  359,334        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   24,821)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 units               1,449,521         1,086,354
                                              ----------        ----------
        Total Partners' capital               $1,424,700        $1,035,405
                                              ----------        ----------
                                              $1,894,546        $1,458,550
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Oil and gas sales                            $857,811        $409,027
   Interest income                                   542             433
                                                --------        --------
                                                $858,353        $409,460

COSTS AND EXPENSES:
   Lease operating                              $148,308        $193,506
   Production tax                                 58,998          28,362
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,192          27,998
   General and administrative
      (Note 2)                                    46,306          50,878
                                                --------        --------
                                                $272,804        $300,744
                                                --------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $585,549        $108,716

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,875               -
                                                --------        --------
NET INCOME                                      $588,424        $108,716
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 60,257        $ 13,348
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $528,167        $ 95,368
                                                ========        ========
NET INCOME per unit                             $   4.03        $    .73
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $588,424        $108,716
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   2,875)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                19,192          27,998
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 171,414)          7,228
      Decrease in accounts payable             (  60,835)      (   5,813)
                                                --------        --------
Net cash provided by operating
   activities                                   $372,492        $138,129
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,746)      ($ 26,336)
   Proceeds from the sale of oil and
      gas properties                              21,382               -
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $ 19,636       ($ 26,336)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($199,129)      ($101,998)
                                                --------        --------
Net cash used by financing activities          ($199,129)      ($101,998)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $192,999        $  9,795

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           306,024         160,008
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $499,023        $169,803
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 March 31,      December 31,
                                                   2003             2002
                                                (Restated
                                                  Note 1)
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  795,267       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,351,058          924,827
                                                ----------       ----------
        Total current assets                    $2,146,325       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,813,958        2,646,994

DEFERRED CHARGE                                     69,176           69,176
                                                ----------       ----------
                                                $5,029,459       $4,442,417
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  480,512       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  483,248       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     260,325                -
                                                ----------       ----------
        Total long-term liabilities             $  588,957       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  159,464)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,116,718        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $3,957,254       $3,242,001
                                                -----------      ----------
                                               $5,029,459       $4,442,417
                                                ===========      ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                               (Restated
                                                 Note 1)
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $2,084,737        $1,379,433
   Interest income                                   927               840
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $2,087,512        $1,380,273

COSTS AND EXPENSES:
   Lease operating                            $  697,717        $  784,681
   Production tax                                154,198            78,867
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,601            80,068
   General and administrative
      (Note 2)                                   126,084           135,626
                                              ----------        ----------
                                              $1,089,600        $1,079,242
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  997,912        $  301,031

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $1,000,637        $  301,031
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  109,604        $   37,225
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  891,033        $  263,806
                                              ==========        ==========
NET INCOME per unit                           $     2.13        $      .63
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                (Restated
                                                  Note 1)
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,000,637      $301,031
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  111,601        80,068
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   426,231)    (  92,364)
      Decrease in accounts payable              (   266,247)    ( 190,011)
      Increase in payable to General
        Partner                                           -       105,000
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $  292,898      $203,724
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,046)    ($175,000)
   Proceeds from sale of oil and gas
      properties                                      1,379           416
                                                 ----------      --------
Net cash used by investing activities           ($   13,667)    ($174,584)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  285,384)     $      -
                                                 ----------      --------
Net cash used by financing activities           ($  285,384)     $      -
                                                 ----------      --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($    6,153)     $ 29,140

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  795,267      $469,164
                                                 ==========      ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                               (Restated
                                                 Note 1)
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  293,678       $  284,588
   Accounts receivable:
      Oil and gas sales                           516,074          348,300
                                               ----------       ----------
        Total current assets                   $  809,752       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,807,759        1,764,313

DEFERRED CHARGE                                    29,946           29,946
                                               ----------       ----------
                                               $2,647,457       $2,427,147
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  106,609       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $  108,904       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  118,005       $  118,005
   Asset retirement obligation
      (Note 1)                                    138,829                -
                                               ----------       ----------
        Total long-term liabilities            $  256,834       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  146,351)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,428,070        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,281,719       $2,085,416
                                               ----------       ----------
                                               $2,647,457       $2,427,147
                                               ==========       ==========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                               (Restated
                                                 Note 1)
                                              -----------       --------

REVENUES:
   Oil and gas sales                           $744,486         $416,172
   Interest income                                  434              565
   Gain on abandonment                              903                -
                                               --------         --------
                                               $745,823         $416,737

COSTS AND EXPENSES:
   Lease operating                             $157,629         $106,564
   Production tax                                41,220           14,824
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                108,551           54,458
   General and administrative
      (Note 2)                                   71,431           77,565
                                               --------         --------
                                               $378,831         $253,411
                                               --------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $366,992         $163,326

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                -
                                               --------         --------
NET INCOME                                     $370,704         $163,326
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 22,671         $ 10,316
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $348,033         $153,010
                                               ========         ========
NET INCOME per unit                            $   1.57         $    .69
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                (Restated
                                                  Note 1)
                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $370,704        $163,326
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   3,712)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               108,551          54,458
      Gain on abandonment                      (     903)              -
      Increase in accounts receivable -
        oil and gas sales                      ( 167,774)      (   3,611)
      Increase (decrease) in accounts
        payable                                (  12,132)         32,057
      Decrease in accrued liability -
        other                                  ( 102,690)              -
                                                --------        --------
Net cash provided by operating
   activities                                   $192,044        $246,230
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,724)      ($  1,294)
   Proceeds from the sale of oil
      and gas properties                           3,171             943
                                                --------        --------
Net cash used by investing activities          ($  8,553)      ($    351)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($174,401)      ($148,672)
                                                --------        --------
Net cash used by financing activities          ($174,401)      ($148,672)
                                                --------        --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  9,090        $ 97,207

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,588         144,433
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $293,678        $241,640
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1.    CORRECTION OF ERROR
      -------------------

      The March 31, 2003 unaudited Balance Sheets, unaudited Statements of Operations, and unaudited Statements of Cash Flows for the Geodyne Energy Income Limited Partnership III-E and III-F have been restated to correct an inadvertent bookkeeping error which resulted in an over-accrual of revenue and a misstatement of production taxes. The error correction had no effect on previously reported total cash flows from operating, investing or financing activities in the Statements of Cash Flows. Below is a summary of the affected account balances "as previously reported" and "as restated".

                               III-E Partnership
                               -----------------

      Balance Sheet at March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $1,513,607           $1,351,058
         Partners' Capital
            (Deficit)
            General Partner            (    143,210)       (     159,464)
            Limited Partners              4,263,013            4,116,718


      Statement of Operations for the Three Months Ended March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales               $2,207,026           $2,084,737
         Production tax                     113,938              154,198
         Income before cumulative
            effect of accounting
            change                        1,160,461              997,912
         Net Income                       1,163,186            1,000,637
         General Partner - Net
            Income                          125,858              109,604
         Limited Partners - Net
            Income                        1,037,328              891,033
         Net Income per Unit                   2.48                 2.13

      Statement of Cash Flows for the Three Months Ended March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                       $1,163,186          $ 1,000,637
         Increase in accounts
            receivable - oil
            and gas sales                (   588,780)        (    426,231)
         Net cash provided
            by operating
            activities                       292,898              292,898


                               III-F Partnership
                               -----------------

      Balance Sheet at March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $  628,501           $   516,074
         Partners' Capital
            (Deficit)
            General Partner            (    140,730)        (     146,351)
            Limited Partners              2,534,876             2,428,070


      Statement of Operations for the Three Months Ended March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales                $  847,176          $   744,486
         Production tax                       31,483               41,220
         Income before cumulative
            effect of accounting
            change                           479,419              366,992
         Net Income                          483,131              370,704
         General Partner - Net
            Income                            28,292               22,671
         Limited Partners - Net
            Income                           454,839              348,033
         Net Income per Unit                    2.05                 1.57

      Statement of Cash Flows for the Three Months Ended March 31, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                      $   483,131          $   370,704
         Increase in accounts
            receivable - oil
            and gas sales               (    280,201)        (    167,774)
         Net cash provided
            by operating
            activities                       192,044              192,044


      ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2003, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2003, the results of operations for three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs.

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

                                            Increase
                                           (decrease)
                                              in
                          Change in        Net Income
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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $1,000, $2,000, $1,000, $4,000, and $2,000,
      respectively.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 13,844               $ 69,468
               III-B                   12,016                 36,405
               III-C                   13,485                 64,353
               III-D                   11,830                 34,476
               III-E                   16,014                110,070
               III-F                   13,147                 58,284

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

                                            Increase
                                           (decrease)
                                               in
                          Change in        Net Income
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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              60,496        3,866,700
         Production                              (13,075)      (  158,528)
         Revisions of previous
            estimates                              3,790           49,870
                                                  ------        ---------

      Proved reserves, March 31, 2003             51,211        3,758,042
                                                  ======        =========


                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              46,684        1,676,027
         Production                              ( 9,175)      (   80,507)
         Revisions of previous
            estimates                              2,237           23,613
                                                  ------        ---------

      Proved reserves, March 31, 2003             39,746        1,619,133
                                                  ======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             110,916        4,928,613
         Production                             (  5,914)      (  181,104)
         Revisions of previous
            estimates                                876       (   18,213)
                                                 -------        ---------

      Proved reserves, March 31, 2003            105,878        4,729,296
                                                 =======        =========


                                III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             236,192        2,667,538
         Production                             (  8,579)      (  113,755)
         Revisions of previous
            estimates                                800       (   18,987)
                                                 -------        ---------

      Proved reserves, March 31, 2003            228,413        2,534,796
                                                 =======        =========


                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2002             1,259,858       7,254,259
         Production                             (   33,458)     (  198,493)
         Revisions of previous
            estimates                           (    5,741)     (   60,612)
                                                 ---------       ---------

      Proved reserves, March 31, 2003            1,220,659       6,995,154
                                                 =========       =========

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             224,872        4,664,302
         Production                             (  5,382)      (  137,370)
         Revisions of previous
            estimates                             13,058           98,851
                                                 -------        ---------

      Proved reserves, March 31, 2003            232,548        4,625,783
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                          Net Present Value of Reserves
                         ------------------------------
            Partnership            3/31/03               12/31/02
            -----------          -----------           ------------
                III-A            $10,867,772           $10,583,968
                III-B              5,089,897             5,037,182
                III-C             12,887,263            12,473,256
                III-D              7,660,816             7,655,634
                III-E             20,366,791            20,987,455
                III-F             10,485,701            10,539,573

      The Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida is a material oil and gas property for the III-D and III-E Partnerships. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by Exxon-Mobil. The injection process leads to very high operating costs. As a result, changes in natural gas and particularly oil prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. As a result of these costs, cash flow from this property has often been negative. This property is very sensitive to changes in oil prices and production volumes. Until the operator completes repairs and current drilling activities, this property's cash flows could continue to be negative despite relatively high oil and gas prices.

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

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,241,672       $959,348
      Oil and gas production expenses           $  192,020       $263,724
      Barrels produced                              13,075         18,300
      Mcf produced                                 158,528        293,357
      Average price/Bbl                         $    31.62       $  20.10
      Average price/Mcf                         $     5.22       $   2.02

      Total oil and gas sales increased $282,324 (29.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $150,000 and $509,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $105,000 and $272,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,225 barrels and 134,829 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) increased production on several wells during the three months ended March 31, 2002 due to successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the three months ended March 31, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) increased production on two significant wells during the three months ended March 31, 2002 due to successful workovers of those wells during mid 2001. Average oil and gas prices increased to $31.62 per barrel and $5.22 per Mcf, respectively, for the three months ended March 31, 2003 from $20.10 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $71,704 (27.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March

      31, 2002. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the three months ended March 31, 2003 from 27.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,222 (43.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.5% for the three months ended March 31, 2003 from 10.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,799 (7.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended March 31, 2003 from 9.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $34,419,701  or  130.39%  of  Limited  Partners'  capital
      contributions.


      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $700,575        $598,584
      Oil and gas production expenses             $119,779        $182,378
      Barrels produced                               9,175          13,435
      Mcf produced                                  80,507         164,970
      Average price/Bbl                           $  31.83        $  20.23
      Average price/Mcf                           $   5.07        $   1.98

      Total oil and gas sales increased $101,991 (17.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $106,000 and $249,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $86,000 and $167,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,260 barrels and 84,463 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) increased production on several wells during the three months ended March 31, 2002 due to successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the three months ended March 31, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) increased production on two significant wells during the three months ended March 31, 2002 due to successful workovers of those wells during mid 2001. Average oil and gas prices increased to $31.83 per barrel and $5.07 per Mcf, respectively, for the three months ended March 31, 2003 from $20.23 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,599 (34.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended March 31, 2003 from 30.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,736 (44.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended March 31, 2003 from 10.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,628 (8.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended March 31, 2003 from 8.9% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $19,682,353  or  142.28%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,155,715       $570,569
      Oil and gas production expenses           $  238,766       $220,071
      Barrels produced                               5,914          3,692
      Mcf produced                                 181,104        209,251
      Average price/Bbl                         $    31.78       $  20.05
      Average price/Mcf                         $     5.34       $   2.37

      Total oil and gas sales increased $585,146 (102.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $69,000 and $538,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $67,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,222 barrels, while volumes of gas sold decreased 28,147 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended March 31, 2003 in order to perform a workover. The shut-in well is expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful recompletion of that well during late 2002. Average oil and gas prices increased to $31.78 per barrel and $5.34 per Mcf, respectively, for the three months ended March 31, 2003 from $20.05 per barrel and $2.37 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,695 (8.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) lower workover expenses incurred on one significant well during the three months ended March 31, 2003 than similar expenses incurred on the same well during the three months ended March 31, 2002, (ii) workover expenses incurred on another significant well during the three months ended March 31, 2002, and (iii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 20.7% for the three months ended March 31, 2003 from 38.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,782 (35.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.8% for the three months ended March 31, 2003 from 11.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,537 (7.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended March 31, 2003 from 14.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $25,934,795  or  106.06%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2003              2002
                                                --------          --------
      Oil and gas sales                         $857,811          $409,027
      Oil and gas production expenses           $207,306          $221,868
      Barrels produced                             8,579             6,510
      Mcf produced                               113,755           128,930
      Average price/Bbl                         $  29.56          $  17.14
      Average price/Mcf                         $   5.31          $   2.31

      Total oil and gas sales increased $448,784 (109.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $107,000 and $342,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 2,069 barrels, while volumes of gas sold decreased 15,175 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended March 31, 2003 in order to perform a workover. The shut-in well is expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful recompletion of that well during late 2002. Average oil and gas prices increased to $29.56 per barrel and $5.31 per Mcf, respectively, for the three months ended March 31, 2003 from $17.14 per barrel and $2.31 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,562 (6.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) lower workover expenses incurred on one significant well during the three months ended March 31, 2003 than similar expenses incurred on the same well during the three months ended March 31, 2002 and (ii) workover expenses incurred on another significant well during the three months ended March 31, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended March 31, 2003 from 54.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,806 (31.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to two significant wells being fully depleted in 2002 due to a lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, these expenses decreased to 2.2% for the three months ended March 31, 2003 from 6.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,572 (9.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended March 31, 2003 from 12.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $14,225,669  or  108.59%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      Certain information presented below for the III-E Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,084,737       $1,379,433
      Oil and gas production expenses           $  851,915       $  863,548
      Barrels produced                              33,458           37,600
      Mcf produced                                 198,493          326,594
      Average price/Bbl                         $    29.02       $    16.38
      Average price/Mcf                         $     5.61       $     2.34

      As shown in the table above, total oil and gas sales increased $705,304 (51.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $423,000 and $650,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $299,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,142 barrels and 128,101 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) production difficulties on one significant well during 2002 and early 2003(which have now been remedied), and (iii) the shutting-in of another significant well during the three months ended March 31, 2003 in order to perform a recompletion. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $29.02 per barrel and $5.61 per Mcf, respectively, for the three months ended March 31, 2003 from $16.38 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,633 (1.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to a decrease in workover expenses incurred on several wells within one unit during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 40.9% for the three months ended March 31, 2003 from 62.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $31,533 (39.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during the three months ended March 31, 2003 and (ii) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended March 31, 2003 from 5.8% for the three months ended March 31, 2002.

      General and administrative expenses decreased $9,542 (7.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended March 31, 2003 from 9.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $44,624,016  or  106.69%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      Certain information presented below for the III-F Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $744,486        $416,172
      Oil and gas production expenses             $198,849        $121,388
      Barrels produced                               5,382           6,439
      Mcf produced                                 137,370         125,563
      Average price/Bbl                           $  30.79        $  18.99
      Average price/Mcf                           $   4.21        $   2.34

      Total oil and gas sales increased $328,314 (78.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $64,000 and $257,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,057 barrels, while volumes of gas sold increased 11,807 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $30.79 per barrel and $4.21 per Mcf, respectively, for the three months ended March 31, 2003 from $18.99 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $77,461 (63.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.7% for the three months ended March 31, 2003 from 29.2% for the three months ended March 31, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $54,093 (99.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems and
      (ii) an increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during the three months ended March 31, 2003. As a percentage of oil and gas sales, this expense increased to 14.6% for the three months ended March 31, 2003 from 13.1% for the three months ended March 31, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $6,134 (7.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the three months ended March 31, 2003 from 18.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $17,504,904  or  79.03%  of  Limited   Partners'  capital
      contributions.

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

                                 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1  Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-A Partnership.

      31.2  Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-A Partnership.

      31.3  Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-B Partnership.

      31.4  Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-B Partnership.

      31.5  Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-C Partnership.

      31.6  Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-C Partnership.

      31.7  Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-D Partnership.

      31.8  Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-D Partnership.

      31.9  Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-E Partnership.

      31.10 Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-E Partnership.

      31.11 Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the III-F Partnership.

      31.12 Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the III-F Partnership.

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

      32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

      32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

      32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

      32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

(b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2003:

            Date of event:                      January 28, 2003
            Date filed with the SEC:            January 28, 2003
            Items Included:                     Item 5 - Other Events
                                                Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  March 29, 2004           By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  March 29, 2004           By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.3 Certification Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.4 Certification Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

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