Form 10-Q/A
period 2003-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-03-29
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2, and 6 of the Quarterly Report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E and
Geodyne Energy Income Limited Partnership III-F as of and for the six months ended June 30, 2003 as filed with the Securities and Exchange Commission on August 13, 2003 (the "Quarterly Report"). This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

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

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,134,385        $  718,665
   Accounts receivable:
      Related party (Note 2)                           -               888
      Oil and gas sales                          685,324           617,187
                                              ----------        ----------
        Total current assets                  $1,819,709        $1,336,740

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 893,455           867,774

DEFERRED CHARGE                                  229,791           260,836
                                              ----------        ----------
                                              $2,942,955        $2,465,350
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   68,521        $   86,580
   Gas imbalance payable                          27,471            27,471
                                              ----------        ----------
        Total current liabilities             $   95,992        $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                          $   24,706        $   33,171
   Asset retirement obligation
      (Note 1)                                   111,916                 -
                                              ----------        ----------
        Total long-term liabilities           $  136,622        $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   78,236)      ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 units               2,788,577         2,405,219
                                              ----------        ----------
        Total Partners' capital               $2,710,341        $2,318,128
                                              ----------        ----------
                                              $2,942,955        $2,465,350
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,050,221        $1,028,672
   Interest income                                 1,683             1,285
                                              ----------        ----------
                                              $1,051,904        $1,029,957

COSTS AND EXPENSES:
   Lease operating                            $  115,798        $  201,781
   Production tax                                 75,644            27,316
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  32,091            69,610
   General and administrative
      (Note 2)                                    80,292            74,563
                                              ----------        ----------
                                              $  303,825        $  373,270
                                              ----------        ----------

NET INCOME                                    $  748,079        $  656,687
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   77,528        $   71,805
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  670,551        $  584,882
                                              ==========        ==========
NET INCOME per unit                           $     2.54        $     2.22
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,291,893        $1,988,020
   Interest income                                 3,112             3,654
                                              ----------        ----------
                                              $2,295,005        $1,991,674

COSTS AND EXPENSES:
   Lease operating                            $  215,520        $  425,563
   Production tax                                167,942            67,258
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  88,315           169,056
   General and administrative
      (Note 2)                                   163,604           164,674
                                              ----------        ----------
                                              $  635,381        $  826,551
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,659,624        $1,165,123

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       673)                -
                                              ----------        ----------
NET INCOME                                    $1,681,951        $1,165,123
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  173,593        $  131,362
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,485,358        $1,033,761
                                              ==========        ==========
NET INCOME per unit                           $     5.63        $     3.92
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,658,951       $1,165,123
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          673                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 88,315          169,056
      Decrease in accounts receivable -
        related party                                  10                -
      Increase in accounts receivable -
        oil and gas sales                     (    68,137)     (   108,009)
      Decrease in deferred charge                  31,045           53,074
      Decrease in accounts payable            (    18,059)     (    38,070)
      Decrease in accrued liability           (     8,465)               -
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,684,333       $1,241,174
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    2,811)     ($   89,823)
   Proceeds from sale of oil and gas
      properties                                      936                -
                                               ----------       ----------
Net cash used by investing activities         ($    1,875)     ($   89,823)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,266,738)     ($1,331,465)
                                               ----------       ----------
Net cash used by financing activities         ($1,266,738)     ($1,331,465)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $  415,720      ($  180,114)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            718,665          874,852
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,134,385       $  694,738
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  589,292        $  397,754
   Accounts receivable:
      Related party (Note 2)                           -               586
      Oil and gas sales                          377,926           346,664
                                              ----------        ----------
        Total current assets                  $  967,218        $  745,004

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 489,805           461,645

DEFERRED CHARGE                                  184,282           184,282
                                              ----------        ----------
                                              $1,641,305        $1,390,931
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   50,258        $   57,077
   Gas imbalance payable                          12,396            12,396
                                              ----------        ----------
        Total current liabilities             $   62,654        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,911        $   12,518
   Asset retirement obligation
      (Note 1)                                    78,006                 -
                                              ----------        ----------
        Total long-term liabilities           $   87,917        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   40,171)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 units               1,530,905         1,357,494
                                              ----------        ----------
        Total Partners' capital               $1,490,734        $1,308,940
                                              ----------        ----------
                                              $1,641,305        $1,390,931
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $571,366          $609,122
   Interest income                                   867               649
                                                --------          --------
                                                $572,233          $609,771

COSTS AND EXPENSES:
   Lease operating                              $ 51,536          $141,751
   Production tax                                 41,999            24,938
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  23,509            41,373
   General and administrative
      (Note 2)                                    46,246            40,967
                                                --------          --------
                                                $163,290          $249,029
                                                --------          --------

NET INCOME                                      $408,943          $360,742
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 64,502          $ 59,806
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $344,441          $300,936
                                                ========          ========
NET INCOME per unit                             $   2.49          $   2.17
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003                2002
                                             ------------         ----------

REVENUES:
   Oil and gas sales                          $1,271,941          $1,207,706
   Interest income                                 1,626               1,938
                                              ----------          ----------
                                              $1,273,567          $1,209,644

COSTS AND EXPENSES:
   Lease operating                            $  117,659          $  291,184
   Production tax                                 95,655              57,883
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  57,577             103,177
   General and administrative
      (Note 2)                                    94,667              94,016
                                              ----------          ----------
                                              $  365,558          $  546,260
                                              ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  908,009          $  663,384

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       586)                  -
                                              ----------          ----------
NET INCOME                                    $  907,423          $  663,384
                                              ==========          ==========
GENERAL PARTNER - NET INCOME                  $  144,012          $  113,662
                                              ==========          ==========
LIMITED PARTNERS - NET INCOME                 $  763,411          $  549,722
                                              ==========          ==========
NET INCOME per unit                           $     5.52          $     3.97
                                              ==========          ==========
UNITS OUTSTANDING                                138,336             138,336
                                              ==========          ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $907,423        $663,384
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         586               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                57,577         103,177
      Decrease in accounts receivable -
        related party (Note 2)                         7               -
      Increase in accounts receivable -
        oil and gas sales                      (  31,262)      (  72,521)
      Decrease in deferred charge                      -          44,544
      Decrease in accounts payable             (   6,819)      (  12,520)
      Decrease in accrued liability            (   2,607)              -
                                                --------        --------
Net cash provided by operating
   activities                                   $924,905        $726,064
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  8,226)      ($ 59,823)
   Proceeds from sale of oil and gas
      properties                                     488               -
                                                --------        --------
Net cash used by investing activities          ($  7,738)      ($ 59,823)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($725,629)      ($790,506)
                                                --------        --------
Net cash used by financing activities          ($725,629)      ($790,506)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $191,538       ($124,265)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           397,754         494,899
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $589,292        $370,634
                                                ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  953,287        $  480,424
   Accounts receivable:
      Oil and gas sales                          645,214           518,374
                                              ----------        ----------
        Total current assets                  $1,598,501        $  998,798

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,788,160         1,694,533

DEFERRED CHARGE                                   57,867            57,867
                                              ----------        ----------
                                              $3,444,528        $2,751,198
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  134,930        $  143,943
   Gas imbalance payable                          43,923            43,923
                                              ----------        ----------
        Total current liabilities             $  178,853        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                          $  196,167        $  196,167
   Asset retirement obligation
      (Note 1)                                   193,621                 -
                                              ----------        ----------
        Total long-term liabilities           $  389,788        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  135,954)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 units               3,011,841         2,517,801
                                              ----------        ----------
        Total Partners' capital               $2,875,887        $2,367,165
                                              ----------        ----------
                                              $3,444,528        $2,751,198
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                2003              2002
                                              --------          --------

REVENUES:
   Oil and gas sales                          $963,616          $714,982
   Interest income                               1,358               817
   Gain on sale of oil and gas
      properties                                     -            17,501
                                              --------          --------
                                              $964,974          $733,300

COSTS AND EXPENSES:
   Lease operating                            $154,137          $107,043
   Production tax                               70,257            41,549
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                55,846            68,651
   General and administrative
      (Note 2)                                  75,020            69,287
                                              --------          --------
                                              $355,260          $286,530
                                              --------          --------

NET INCOME                                    $609,714          $446,770
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 65,862          $ 50,774
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $543,852          $395,996
                                              ========          ========
NET INCOME per unit                           $   2.23          $   1.62
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,119,331        $1,285,551
   Interest income                                 2,325             2,026
   Gain on sale of oil and gas
      properties                                       -            17,501
                                              ----------        ----------
                                              $2,121,656        $1,305,078

COSTS AND EXPENSES:
   Lease operating                            $  318,469        $  294,886
   Production tax                                144,691            73,777
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  99,556           136,143
   General and administrative
      (Note 2)                                   152,858           153,662
                                              ----------        ----------
                                              $  715,574        $  658,468
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,406,082        $  646,610

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,317                 -
                                              ----------        ----------
NET INCOME                                    $1,408,399        $  646,610
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  149,359        $   76,711
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,259,040        $  569,899
                                              ==========        ==========
NET INCOME per unit                           $     5.15        $     2.33
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                                  2003            2002
                                              ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,408,399       $646,610
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (     2,317)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 99,556        136,143
      Gain on sale of oil and gas
        properties                                      -      (  17,501)
      Increase in accounts receivable -
        oil and gas sales                     (   126,840)     (  93,527)
      Increase (decrease) in accounts
        payable                               (     9,013)         9,450
                                               ----------       --------
Net cash provided by operating
   activities                                  $1,369,785       $681,175
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   18,401)     ($  7,408)
   Proceeds from sale of oil and gas
      properties                                   21,156         18,970
                                               ----------       --------
Net cash provided by investing
   activities                                  $    2,755       $ 11,562
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  899,677)     ($600,604)
                                               ----------       --------
Net cash used by financing activities         ($  899,677)     ($600,604)
                                               ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  472,863       $ 92,133

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            480,424        371,012
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  953,287       $463,145
                                               ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  613,783        $  306,024
   Accounts receivable:
      Oil and gas sales                          463,271           386,024
                                              ----------        ----------
        Total current assets                  $1,077,054        $  692,048

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 810,242           755,553

DEFERRED CHARGE                                   10,949            10,949
                                              ----------        ----------
                                              $1,898,245        $1,458,550
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  127,781        $  171,347
                                              ----------        ----------
        Total current liabilities             $  127,781        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  251,798        $  251,798
   Asset retirement obligation
      (Note 1)                                   108,623                 -
                                              ----------        ----------
        Total long-term liabilities           $  360,421        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,724)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 units               1,448,767         1,086,354
                                              ----------        ----------
        Total Partners' capital               $1,410,043        $1,035,405
                                              ----------        ----------
                                              $1,898,245        $1,458,550
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Oil and gas sales                            $668,883        $525,911
   Interest income                                   859             328
   Gain on sale of oil and gas
      properties                                       -          15,250
                                                --------        --------
                                                $669,742        $541,489

COSTS AND EXPENSES:
   Lease operating                              $157,071        $128,699
   Production tax                                 48,436          38,157
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,539          28,844
   General and administrative
      (Note 2)                                    44,942          39,555
                                                --------        --------
                                                $283,988        $235,255
                                                --------        --------

NET INCOME                                      $385,754        $306,234
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 41,508        $ 33,187
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $344,246        $273,047
                                                ========        ========
NET INCOME per unit                             $   2.63        $   2.08
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,526,694        $934,938
   Interest income                                 1,401             761
   Gain on sale of oil and gas
      properties                                       -          15,250
                                              ----------        --------
                                              $1,528,095        $950,949

COSTS AND EXPENSES:
   Lease operating                            $  305,379        $322,205
   Production tax                                107,434          66,519
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  52,731          56,842
   General and administrative
      (Note 2)                                    91,248          90,433
                                              ----------        --------
                                              $  556,792        $535,999
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  971,303        $414,950

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,875               -
                                              ----------        --------
NET INCOME                                    $  974,178        $414,950
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $  101,765        $ 46,535
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  872,413        $368,415
                                              ==========        ========
NET INCOME per unit                           $     6.66        $   2.81
                                              ==========        ========
UNITS OUTSTANDING                                131,008         131,008
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $974,178        $414,950
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   2,875)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                52,731          56,842
      Gain on sale of oil and gas
        properties                                     -       (  15,250)
      Increase in accounts receivable -
        oil and gas sales                      (  77,247)      (  76,805)
      Decrease in accounts payable             (  43,566)      (  45,106)
                                                --------        --------
Net cash provided by operating
   activities                                   $903,221        $334,631
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,359)      ($ 49,995)
   Proceeds from the sale of oil and
      gas properties                              15,437          16,281
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $  4,078       ($ 33,714)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($599,540)      ($177,360)
                                                --------        --------
Net cash used by financing activities          ($599,540)      ($177,360)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $307,759        $123,557

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           306,024         160,008
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $613,783        $283,565
                                                ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,       December 31,
                                                   2003             2002
                                                (Restated
                                                  Note 1)
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,378,274       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,196,819          924,827
                                                ----------       ----------
        Total current assets                    $2,575,093       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,730,713        2,646,994

DEFERRED CHARGE                                     60,913           69,176
                                                ----------       ----------
                                                $5,366,719       $4,442,417
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  451,365       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  454,101       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     262,879                -
                                                ----------       ----------
        Total long-term liabilities             $  591,511       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  169,589)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,490,696        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $4,321,107       $3,242,001
                                                ----------       ----------
                                                $5,366,719       $4,442,417
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                               (Restated
                                                 Note 1)
                                              -----------      -----------

REVENUES:
   Oil and gas sales                          $1,770,613        $1,519,382
   Interest income                                 1,341                76
                                              ----------        ----------
                                              $1,771,954        $1,519,458

COSTS AND EXPENSES:
   Lease operating                            $  641,720        $  728,630
   Production tax                                110,871           104,166
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  70,536            64,451
   General and administrative
      (Note 2)                                   123,059           117,443
                                              ----------        ----------
                                              $  946,186        $1,014,690
                                              ----------        ----------

NET INCOME                                    $  825,768        $  504,768
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   88,790        $   56,270
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  736,978        $  448,498
                                              ==========        ==========
NET INCOME per unit                           $     1.76        $     1.07
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                               (Restated
                                                 Note 1)
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $3,855,350        $2,898,815
   Interest income                                 2,268               916
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $3,859,466        $2,899,731

COSTS AND EXPENSES:
   Lease operating                            $1,339,437        $1,513,311
   Production tax                                265,069           183,033
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 182,137           144,519
   General and administrative
      (Note 2)                                   249,143           253,069
                                              ----------        ----------
                                              $2,035,786        $2,093,932
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,823,680        $  805,799

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $1,826,405        $  805,799
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  198,394        $   93,495
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,628,011        $  712,304
                                              ==========        ==========
NET INCOME per unit                           $     3.89        $     1.70
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                (Restated
                                                  Note 1)
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,826,405      $805,799
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  182,137       144,519
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   271,992)    ( 277,362)
      Decrease in deferred charge                     8,263             -
      Decrease in accounts payable              (   295,394)    ( 241,694)
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $1,322,557      $431,262
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,738)    ($344,108)
   Proceeds from sale of oil and gas
      properties                                     17,334           551
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                    $    1,596     ($343,557)
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  747,299)    ($ 11,928)
                                                 ----------      --------
Net cash used by financing activities           ($  747,299)    ($ 11,928)
                                                 ----------      --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  576,854      $ 75,777

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,378,274      $515,801
                                                 ==========      ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2003             2002
                                               (Restated
                                                 Note 1)
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  550,740       $  284,588
   Accounts receivable:
      Oil and gas sales                           475,306          348,300
                                               ----------       ----------
        Total current assets                   $1,026,046       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,770,075        1,764,313

DEFERRED CHARGE                                    26,052           29,946
                                               ----------       ----------
                                               $2,822,173       $2,427,147
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   91,122       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   93,417       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  126,076       $  118,005
   Asset retirement obligation
      (Note 1)                                    140,398                -
                                               ----------       ----------
        Total long-term liabilities            $  266,474       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  145,369)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,607,651        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,462,282       $2,085,416
                                               ----------       ----------
                                               $2,822,173       $2,427,147
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                 2003             2002
                                               (Restated
                                                 Note 1)
                                              -----------       --------

REVENUES:
   Oil and gas sales                           $639,889         $446,409
   Interest income                                  499              358
                                               --------         --------
                                               $640,388         $446,767

COSTS AND EXPENSES:
   Lease operating                             $151,930         $146,619
   Production tax                                35,272           27,836
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 31,607           49,521
   General and administrative
      (Note 2)                                   69,137           63,528
                                               --------         --------
                                               $287,946         $287,504
                                               --------         --------

NET INCOME                                     $352,442         $159,263
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 18,861         $  9,926
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $333,581         $149,337
                                               ========         ========
NET INCOME per unit                            $   1.51         $    .68
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                2003              2002
                                              (Restated
                                                Note 1)
                                             -----------        --------

REVENUES:
   Oil and gas sales                         $1,384,375         $862,581
   Interest income                                  933              923
   Gain on abandonment                              903                -
                                             ----------         --------
                                             $1,386,211         $863,504

COSTS AND EXPENSES:
   Lease operating                           $  309,559         $253,183
   Production tax                                76,492           42,660
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                140,158          103,979
   General and administrative
      (Note 2)                                  140,568          141,093
                                             ----------         --------
                                             $  666,777         $540,915
                                             ----------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $  719,434         $322,589

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                -
                                             ----------         --------
NET INCOME                                   $  723,146         $322,589
                                             ==========         ========
GENERAL PARTNER - NET INCOME                 $   41,532         $ 20,242
                                             ==========         ========
LIMITED PARTNERS - NET INCOME                $  681,614         $302,347
                                             ==========         ========
NET INCOME per unit                          $     3.08         $   1.37
                                             ==========         ========
UNITS OUTSTANDING                               221,484          221,484
                                             ==========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                               (Restated
                                                 Note 1)
                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $723,146        $322,589
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   3,712)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               140,158         103,979
      Gain on abandonment                      (     903)              -
      Increase in accounts receivable -
        oil and gas sales                      ( 127,006)      (  59,005)
      Decrease in deferred charge                  3,894               -
      Increase (decrease) in accounts
        payable                                (  27,619)         16,332
      Decrease in accrued liability -
        other                                  ( 102,690)              -
      Increase in accrued liability                8,071               -
                                                --------        --------
Net cash provided by operating
   activities                                   $613,339        $383,895
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,259)      ($  5,282)
   Proceeds from the sale of oil
      and gas properties                          11,352           1,093
                                                --------        --------
Net cash used by investing activities          ($    907)      ($  4,189)
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($346,280)      ($342,446)
                                                --------        --------
Net cash used by financing activities          ($346,280)      ($342,446)
                                                --------        --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $266,152        $ 37,260

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,588         144,433
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $550,740        $181,693
                                                ========        ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1. CORRECTION OF ERROR
      -------------------

      The June 30, 2003 unaudited Balance Sheets, unaudited Statements of Operations, and unaudited Statements of Cash Flows for the Geodyne Energy Income Limited Partnership III-E and III-F have been restated to correct an inadvertent bookkeeping error which resulted in an over-accrual of revenue and a misstatement of production taxes. The error correction had no effect on previously reported total cash flows from operating, investing or financing activities in the Statements of Cash Flows. Below is a summary of the affected account balances "as previously reported" and "as restated".

                                III-E Partnership
                               -----------------

      Balance Sheet at June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $1,310,707           $1,196,819
         Partners' Capital
            (Deficit)
            General Partner            (    158,200)       (     169,589)
            Limited Partners              4,593,195            4,490,696


      Statement of Operations for the Three Months Ended June 30, 2003:

                                        As previously             As
                                          reported              restated
                                        -------------        ------------

         Oil and gas sales                $1,770,613           $1,770,613
         Production tax                      159,532              110,871
         Income before cumulative
            effect of accounting
            change                           777,107              825,768
         Net Income                          777,107              825,768
         General Partner - Net
            Income                            83,925               88,790
         Limited Partners - Net
            Income                           693,182              736,978
         Net Income per Unit                    1.66                 1.76

      Statement of Operations for the Six Months Ended June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales               $3,977,639           $3,855,350
         Production tax                     273,470              265,069
         Income before cumulative
            effect of accounting
            change                        1,937,568            1,823,680
         Net Income                       1,940,293            1,826,405
         General Partner - Net
            Income                          209,783              198,394
         Limited Partners - Net
            Income                        1,730,510            1,628,011
         Net Income per Unit                   4.14                 3.89


      Statement of Cash Flows for the Six Months Ended June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                      $1,940,293          $ 1,826,405
         Increase in accounts
            receivable - oil
            and gas sales               (   385,880)        (    271,992)
         Net cash provided
            by operating
            activities                    1,322,557            1,322,557


                                III-F Partnership
                                -----------------

      Balance Sheet at June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $  572,275           $  550,740
         Partners' Capital
            (Deficit)
            General Partner            (    140,520)       (     145,369)
            Limited Partners              2,699,771            2,607,651

      Statement of Operations for the Three Months Ended June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales                $  639,889          $   639,889
         Production tax                       50,730               35,272
         Income before cumulative
            effect of accounting
            change                           336,984              352,442
         Net Income                          336,984              352,442
         General Partner - Net
            Income                            18,089               18,861
         Limited Partners - Net
            Income                           318,895              333,581
         Net Income per Unit                    1.44                 1.51


      Statement of Operations for the Six Months Ended June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales                $1,487,065           $1,384,375
         Production tax                       82,213               76,492
         Income before cumulative
            effect of accounting
            change                           816,403              719,434
         Net Income                          820,115              723,146
         General Partner - Net
            Income                            46,381               41,532
         Limited Partners - Net
            Income                           773,734              681,614
         Net Income per Unit                    3.49                 3.08


      Statement of Cash Flows for the Six Months Ended June 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                      $   820,115          $   723,146
         Increase in accounts
            receivable - oil
            and gas sales               (    223,975)        (    127,006)
         Net cash provided
            by operating
            activities                       613,339              613,339

ACCOUNTING POLICIES
-------------------

      The balance sheets as of June 30, 2003, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2003, the results of operations for three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $2,000, $2,000, $3,000, $2,000, $11,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $3,000, $2,000, $5,000, $3,000, $8,000, and $5,000,
      respectively.


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 10,824               $ 69,468
               III-B                    9,841                 36,405
               III-C                   10,667                 64,353
               III-D                   10,466                 34,476
               III-E                   12,989                110,070
               III-F                   10,853                 58,284

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 24,668               $138,936
               III-B                   21,857                 72,810
               III-C                   24,152                128,706
               III-D                   22,296                 68,952
               III-E                   29,003                220,140
               III-F                   24,000                116,568

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $3,000, $2,000, $4,000, $3,000, $11,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              60,496        3,866,700
         Production                              (13,075)      (  158,528)
         Revisions of previous
            estimates                              3,790           49,870
                                                  ------        ---------

      Proved reserves, March 31, 2003             51,211        3,758,042
         Production                              (12,045)      (  110,375)
         Revisions of previous
            estimates                             13,010          799,504
                                                  ------        ---------

      Proved reserves, June 30, 2003              52,176        4,447,171
                                                  ======        =========

                                III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              46,684        1,676,027
         Production                              ( 9,175)      (   80,507)
         Revisions of previous
            estimates                              2,237           23,613
                                                  ------        ---------

      Proved reserves, March 31, 2003             39,746        1,619,133
         Production                              (17,445)      (  131,405)
         Revisions of previous
            estimates                             14,485          443,482
                                                  ------        ---------

      Proved reserves, June 30, 2003              36,786        1,931,210
                                                  ======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             110,916        4,928,613
         Production                             (  5,914)      (  181,104)
         Revisions of previous
            estimates                                876       (   18,213)
                                                 -------        ---------

      Proved reserves, March 31, 2003            105,878        4,729,296
         Production                             (  3,660)      (  170,277)
         Revisions of previous
            estimates                                184          590,139
                                                 -------        ---------

      Proved reserves, June 30, 2003             102,402        5,149,158
                                                 =======        =========


                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             236,192        2,667,538
         Production                             (  8,579)      (  113,755)
         Revisions of previous
            estimates                                800       (   18,987)
                                                 -------        ---------

      Proved reserves, March 31, 2003            228,413        2,534,796
         Production                             (  6,342)      (  105,200)
         Revisions of previous
            estimates                           ( 40,773)         177,661
                                                 -------        ---------

      Proved reserves, June 30, 2003             181,298        2,607,257
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                 Crude         Natural
                                                  Oil            Gas
                                               (Barrels)        (Mcf)
                                              -----------    ------------

      Proved reserves, Dec. 31, 2002           1,259,858       7,254,259
         Production                           (   33,458)     (  198,493)
         Revisions of previous
            estimates                         (    5,741)     (   60,612)
                                               ---------       ---------

      Proved reserves, March 31, 2003          1,220,659       6,995,154
         Production                           (   29,243)     (  242,845)
         Extensions and discoveries                  310          20,701
         Revisions of previous
            estimates                         (  320,192)         74,885
                                               ---------       ---------

      Proved reserves, June 30, 2003             871,534       6,847,895
                                               =========       =========


                                III-F Partnership
                                -----------------

                                                  Crude         Natural
                                                   Oil            Gas
                                                (Barrels)        (Mcf)
                                                ---------     -----------

      Proved reserves, Dec. 31, 2002             224,872       4,664,302
         Production                             (  5,382)     (  137,370)
         Revisions of previous
            estimates                             13,058          98,851
                                                 -------       ---------

      Proved reserves, March 31, 2003            232,548       4,625,783
         Production                             (  4,914)     (   84,148)
         Extensions and discoveries                  266          17,879
         Revisions of previous
            estimates                             66,707      (   65,453)
                                                 -------       ---------

      Proved reserves, June 30, 2003             294,607       4,494,061
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                      Net Present Value of Reserves
                                -----------------------------------------
           Partnership            6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
              III-A             $11,647,087    $10,867,772    $10,583,968
              III-B               5,431,520      5,089,897      5,037,182
              III-C              13,014,415     12,887,263     12,473,256
              III-D               7,346,844      7,660,816      7,655,634
              III-E              17,663,675     20,366,791     20,987,455
              III-F              10,522,138     10,485,701     10,539,573

                                           Oil and Gas Prices
                                -----------------------------------------
             Pricing              6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
           Oil (per barrel)     $     27.00    $     27.75    $     28.00
           Gas (per Mcf)               5.18           5.06           4.74


      The Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida is a material oil and gas property for the III-D and III-E Partnerships. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in natural gas and particularly oil prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property has been reduced and at times has been negative. This property is very sensitive to changes in oil prices and production volumes. Until the operator completes repairs, drilling, and plugging activities, this property's cash flows could continue to be low or negative despite relatively high oil and gas prices. Compared to March 31, 2003 reserve estimates, the June 30, 2003 reserve estimates include a significant downward adjustment in future oil production as well as an increase in estimated future operating expenses, thereby reducing reserve value estimates. These changes have been made as a result of the continued performance (reduced oil production and higher production expenses over the last several months) associated with this property. While Geodyne has received verbal assurances from ExxonMobil that production issues were expected to improve, this has not been evidenced in results to date.

      In addition, estimated gas reserves and the related estimated net present value for the III-E and III-F Partnerships have been reduced from the March 31, 2003 quarter as a result of a review of recent production information on the Trail Unit located in Sweetwater County, Wyoming. This significant property has recently experienced a greater than anticipated decline in gas production, indicating that the ultimate production may be lower than the previous estimate.

      The III-A, III-B, III-C, and III-D Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.


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

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,050,221       $1,028,672
      Oil and gas production expenses           $  191,442       $  229,097
      Barrels produced                              12,045            9,322
      Mcf produced                                 110,375          226,274
      Average price/Bbl                         $    28.48       $    24.93
      Average price/Mcf                         $     6.41       $     3.52

      As shown in the table above, total oil and gas sales increased $21,549 (2.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $43,000 and $319,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $68,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $408,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,723 barrels, while volumes of gas sold decreased 115,899 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production during the three months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. This increase was partially offset by a decline in production during the three months ended June 30, 2003 on another significant well following the recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the three months ended June 30, 2003 on one significant well following a workover of that well during early 2002 and (ii) normal declines in production. Average oil and gas prices increased to $28.48 per barrel and $6.41 per Mcf, respectively, for the three months ended June 30, 2003 from $24.93 per barrel and $3.52 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,655 (16.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses on two significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 18.2% for the three months ended June 30, 2003 from 22.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,519 (53.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the (i) decreases in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended June 30, 2003 from 6.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,729 (7.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended June 30, 2003 from 7.2% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                ----------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,291,893       $1,988,020
      Oil and gas production expenses           $  383,462       $  492,821
      Barrels produced                              25,120           27,622
      Mcf produced                                 268,903          519,631
      Average price/Bbl                         $    30.11       $    21.73
      Average price/Mcf                         $     5.71       $     2.67

      As shown in the table above, total oil and gas sales increased $303,873 (15.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $210,000 and $817,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $54,000 and $669,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,502 barrels and 250,728 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a decline in production during the six months ended June 30, 2003 on several wells following recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the six months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002.  The decrease in volumes of gas sold was primarily due to
      (i) a substantial decline in production during the six months ended June 30, 2003 on two significant wells following workovers of those wells during early 2002, (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002, and
      (iii) normal declines in production. Average oil and gas prices increased to $30.11 per barrel and $5.71 per Mcf, respectively, for the six months ended June 30, 2003 from $21.73 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $109,359 (22.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002, and (iii) workover expenses incurred on two significant wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the six months ended June 30, 2003 from 24.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $80,741 (47.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% for the six months ended June 30, 2003 from 8.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the six months ended June 30, 2003 from 8.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $35,050,701  or  132.78%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $571,366        $609,122
      Oil and gas production expenses             $ 93,535        $166,689
      Barrels produced                               8,270           6,782
      Mcf produced                                  50,898         123,700
      Average price/Bbl                           $  28.34        $  25.51
      Average price/Mcf                           $   6.62        $   3.53

      As shown in the table above, total oil and gas sales decreased $37,756 (6.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this decrease, approximately $257,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately (i) $23,000 and $158,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $38,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,488 barrels, while volumes of gas sold decreased 72,802 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production during the three months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. This increase was partially offset by a decline in production during the three months ended June 30, 2003 on another significant well following the recompletion of that well during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the three months ended June 30, 2003 on one significant well following a workover of that well during early 2002 and (ii) normal declines in production. Average oil and gas prices increased to $28.34 per barrel and $6.62 per Mcf, respectively, for the three months ended June 30, 2003 from $25.51 per barrel and $3.53 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $73,154 (43.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on two significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the three months ended June 30, 2003 from 27.4% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,864 (43.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended June 30, 2003 from 6.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $5,279 (12.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of the audit fees paid. As a percentage of oil and gas sales, these expenses increased to 8.1% for the three months ended June 30, 2003 from 6.7% for the three months ended June 30, 2002. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                --------------------------
                                                   2003            2002
                                                ----------      ----------
      Oil and gas sales                         $1,271,941      $1,207,706
      Oil and gas production expenses           $  213,314      $  349,067
      Barrels produced                              17,445          20,217
      Mcf produced                                 131,405         288,670
      Average price/Bbl                         $    30.17      $    22.00
      Average price/Mcf                         $     5.67      $     2.64

      As shown in the table above, total oil and gas sales increased $64,235 (5.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $143,000 and $398,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $61,000 and $416,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,772 barrels and 157,265 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) a decline in production during the six months ended June 30, 2003 on several wells following recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the six months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the six months ended June 30, 2003 on two significant wells following workovers of those wells during early 2002, (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002, and (iii) normal declines in production. Average oil and gas prices increased to
      $30.17 per barrel and $5.67 per Mcf, respectively, for the six months ended June 30, 2003 from $22.00 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $135,753 (38.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the six months ended June 30, 2003 from 28.9% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $45,600 (44.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense decreased to 4.5% for the six months ended June 30, 2003 from 8.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the six months ended June 30, 2003 from 7.8% for the six months ended June 30, 2002.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $20,016,353  or  144.69%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2003             2002
                                                --------         --------
      Oil and gas sales                         $963,616         $714,982
      Oil and gas production expenses           $224,394         $148,592
      Barrels produced                             3,660            2,650
      Mcf produced                               170,277          219,475
      Average price/Bbl                         $  28.47         $  25.32
      Average price/Mcf                         $   5.05         $   2.95

      As shown in the table above, total oil and gas sales increased $248,634 (34.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $357,000 was related to an increase in the average price of gas sold and (ii) $26,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $145,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,010 barrels, while volumes of gas sold decreased 49,198 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during three months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful completion of that well during early 2003. Average oil and gas prices increased to $28.47 per barrel and $5.05 per Mcf, respectively, for the three months ended June 30, 2003 from $25.32 per barrel and $2.95 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $75,802 (51.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.3% for the three months ended June 30, 2003 from 20.8% for the three months ended June 30, 2002. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,805 (18.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.8% for the three months ended June 30, 2003 from 9.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,733 (8.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended June 30, 2003 from 9.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,119,331       $1,285,551
      Oil and gas production expenses           $  463,160       $  368,663
      Barrels produced                               9,574            6,342
      Mcf produced                                 351,381          428,726
      Average price/Bbl                         $    30.51       $    22.25
      Average price/Mcf                         $     5.20       $     2.67

      As shown in the table above, total oil and gas sales increased $833,780 (64.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $889,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $206,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,232 barrels, while volumes of gas sold decreased 77,345 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful completion of that well during early 2003.

      Average oil and gas prices increased to $30.51 per barrel and $5.20 per Mcf, respectively, for the six months ended June 30, 2003 from $22.25 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $94,497 (25.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) lower workover expenses incurred on one significant well during the six months ended June 30, 2003 than similar expenses incurred on the same well during the six months ended June 30, 2002, and (iii) workover expenses incurred on another significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the six months ended June 30, 2003 from 28.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,587 (26.9%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the six months ended June 30, 2003 from 10.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the six months ended June 30, 2003 from 12.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $26,438,795  or  108.12%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2003              2002
                                                --------          --------
      Oil and gas sales                         $668,883          $525,911
      Oil and gas production expenses           $205,507          $166,856
      Barrels produced                             6,342             5,572
      Mcf produced                               105,200           139,629
      Average price/Bbl                         $  24.52          $  22.87
      Average price/Mcf                         $   4.88          $   2.85

      As shown in the table above, total oil and gas sales increased $142,972 (27.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $213,000 was related to an increase in the average price of gas sold and (ii) $18,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $98,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 770 barrels, while volumes of gas sold decreased 34,429 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of two significant wells during the three months ended June 30, 2003 in order to perform workovers on those wells and (ii) positive prior period volume adjustments made by the purchasers on two other significant wells during the three months ended June 30, 2002. The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $24.52 per barrel and $4.88 per Mcf, respectively, for the three months ended June 30, 2003 from $22.87 per barrel and $2.85 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,651 (23.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to

      30.7% for the three months ended June 30, 2003 from 31.7% for the three months ended June 30, 2002.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,695 (16.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to substantial downward revisions in the estimates of remaining oil and gas reserves on one significant well during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 5.0% for three months ended June 30, 2003 from 5.5% for the three months ended June 30, 2002.

      General and administrative expenses increased $5,387 (13.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 6.7% for three months ended June 30, 2003 from 7.5% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                Six Months Ended June 30,
                                                --------------------------
                                                   2003             2002
                                                ----------        --------
      Oil and gas sales                         $1,526,694        $934,938
      Oil and gas production expenses           $  412,813        $388,724
      Barrels produced                              14,921          12,082
      Mcf produced                                 218,955         268,559
      Average price/Bbl                         $    27.41        $  19.78
      Average price/Mcf                         $     5.10        $   2.59

      As shown in the table above, total oil and gas sales increased $591,756 (63.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $114,000 and $550,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $129,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,839 barrels, while volumes of gas sold decreased 49,604 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $27.41 per barrel and $5.10 per Mcf, respectively, for the six months ended June 30, 2003 from $19.78 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,089 (6.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) lower workover expenses incurred on another significant well during the six months ended June 30, 2003 than similar expenses incurred on the same well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 27.0% for the six months ended June 30, 2003 from 41.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,111 (7.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2003 from 6.1% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the six months ended June 30, 2003 from 9.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $14,570,669  or  111.22%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      Certain information presented below for the III-E Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,770,613       $1,519,382
      Oil and gas production expenses           $  752,591       $  832,796
      Barrels produced                              29,243           34,145
      Mcf produced                                 242,845          239,622
      Average price/Bbl                         $    23.67       $    22.67
      Average price/Mcf                         $     4.44       $     3.11

      As shown in the table above, total oil and gas sales increased $251,231 (16.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $29,000 and $323,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $111,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 4,902 barrels, while volumes of gas sold increased 3,223 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $23.67 per barrel and $4.44 per Mcf, respectively, for the three months ended June 30, 2003 from $22.67 per barrel and $3.11 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $80,205 (9.6%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to a decrease in workover expenses incurred on several wells within one unit during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 42.5% for the three months ended June 30, 2003 from 54.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,085 (9.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended June 30, 2003 from 4.2% for the three months ended June 30, 2002.

      General and administrative expenses increased $5,616 (4.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.0% for the three months ended June 30, 2003 from 7.7% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

      Certain information presented below for the III-E Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.


                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $3,855,350       $2,898,815
      Oil and gas production expenses           $1,604,506       $1,696,344
      Barrels produced                              62,701           71,745
      Mcf produced                                 441,338          566,216
      Average price/Bbl                         $    26.53       $    19.38
      Average price/Mcf                         $     4.97       $     2.66

      As shown in the table above, total oil and gas sales increased $956,535 (33.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $449,000 and $1,016,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $175,000 and $333,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,044 barrels and 124,878 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the six months ended June 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $26.53 per barrel and $4.97 per Mcf, respectively, for the six months ended June 30, 2003 from $19.38 per barrel and $2.66 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $91,838 (5.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in workover expenses incurred on several wells within one unit during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 41.6% for the six months ended June 30, 2003 from 58.5% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $37,618 (26.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems, (ii) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the six months ended June 30, 2003, and (iii) downward revisions in the estimates of remaining oil reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.7% for the six months ended June 30, 2003 from 5.0% for the six months ended June 30, 2002.

      General and administrative expenses decreased $3,926 (1.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the six months ended June 30, 2003 from 8.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $44,987,016  or  107.56%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      Certain information presented below for the III-F Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $639,889        $446,409
      Oil and gas production expenses             $187,202        $174,455
      Barrels produced                               4,914           6,113
      Mcf produced                                  84,148         112,632
      Average price/Bbl                           $  28.46        $  23.07
      Average price/Mcf                           $   5.94        $   2.71

      As shown in the table above, total oil and gas sales increased $193,480 (43.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $26,000 and $272,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $28,000 and $77,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,199 barrels and 28,484 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well during the three months ended June 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002. Average oil and gas prices increased to $28.46 per barrel and $5.94 per Mcf, respectively, for the three months ended June 30, 2003 from $23.07 per barrel and $2.71 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,747 (7.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 29.3% for the three months ended June 30, 2003 from 39.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,914 (36.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2003 from 11.1% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,609 (8.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended June 30, 2003 from 14.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

      Certain information presented below for the III-F Partnership has been restated to reflect the correction of an error more fully described in
      Note 1 to the Condensed Notes to the Financial Statements in Item 1.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2003           2002
                                                  ----------      --------
      Oil and gas sales                           $1,384,375      $862,581
      Oil and gas production expenses             $  386,051      $295,843
      Barrels produced                                10,296        12,552
      Mcf produced                                   221,518       238,195
      Average price/Bbl                           $    29.68      $  20.98
      Average price/Mcf                           $     4.87      $   2.52

      As shown in the table above, total oil and gas sales increased $521,794 (60.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $90,000 and $522,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,256 barrels and 16,677 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well during the six months ended June 30,

      2003 in order to perform a workover of that well. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $29.68 per barrel and $4.87 per Mcf, respectively, for the six months ended June 30, 2003 from $20.98 per barrel and $2.52 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $90,208 (30.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2002 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.9% for the six months ended June 30, 2003 from 34.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $36,179 (34.8%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems. The increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense decreased to 10.1% for the six months ended June 30, 2003 from 12.1% for the six months ended June 30,2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the six months ended June 30, 2003 from 16.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $17,658,904  or  79.73%  of  Limited   Partners'  capital
      contributions.

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