Form 10-Q/A
period 2003-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-03-29
CIK 860745, 863835, 863837, 870229, 872121, 873739

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Quarterly Report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E and Geodyne Energy Income Limited Partnership III-F as of and for the nine months ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 (the "Quarterly Report"). This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

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

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              September 30,     December 31,
                                                  2003              2002
                                               (Restated
                                                 Note 1)
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,397,664       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,064,569          924,827
                                                ----------       ----------
        Total current assets                    $2,462,233       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,621,271        2,646,994

DEFERRED CHARGE                                     60,913           69,176
                                                ----------       ----------
                                                $5,144,417       $4,442,417
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  468,795       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  471,531       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     265,364                -
                                                ----------       ----------
        Total long-term liabilities             $  593,996       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  188,647)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,267,537        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $4,078,890       $3,242,001
                                                ----------       ----------
                                                $5,144,417       $4,442,417
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                               (Restated
                                                Note 1)
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $1,694,268        $1,185,582
   Interest income                                 1,705               765
                                              ----------        ----------
                                              $1,695,973        $1,186,347

COSTS AND EXPENSES:
   Lease operating                            $  703,317        $  782,879
   Production tax                                117,337            66,084
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 100,071           114,801
   General and administrative
      (Note 2)                                   124,495           118,351
                                              ----------        ----------
                                              $1,045,220        $1,082,115
                                              ----------        ----------

NET INCOME                                    $  650,753        $  104,232
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   73,912        $   20,679
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  576,841        $   83,553
                                              ==========        ==========
NET INCOME per unit                           $     1.38        $      .20
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                               (Restated
                                                Note 1)
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $5,549,618        $4,084,397
   Interest income                                 3,973             1,681
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $5,555,439        $4,086,078

COSTS AND EXPENSES:
   Lease operating                            $2,042,754        $2,296,190
   Production tax                                382,406           249,117
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 282,208           259,320
   General and administrative
      (Note 2)                                   373,638           371,420
                                              ----------        ----------
                                              $3,081,006        $3,176,047
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,474,433        $  910,031

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $2,477,158        $  910,031
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  272,306        $  114,174
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,204,852        $  795,857
                                              ==========        ==========
NET INCOME per unit                           $     5.27        $     1.90
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                 (Restated
                                                   Note 1)
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,477,158      $910,031
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  282,208       259,320
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   139,742)    ( 190,139)
      Decrease in deferred charge                     8,263             -
      Decrease in accounts payable              (   277,964)    ( 161,451)
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $2,223,061      $817,761
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   16,896)    ($411,763)
   Proceeds from sale of oil and gas
      properties                                     30,348         1,374
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                    $   13,452     ($410,389)
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,640,269)    ($171,358)
                                                 ----------      --------
Net cash used by financing activities           ($1,640,269)    ($171,358)
                                                 ----------      --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  596,244      $236,014

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,397,664      $676,038
                                                 ==========      ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2003              2002
                                               (Restated
                                                 Note 1)
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  532,400       $  284,588
   Accounts receivable:
      Oil and gas sales                           373,348          348,300
                                               ----------       ----------
        Total current assets                   $  905,748       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,730,750        1,764,313

DEFERRED CHARGE                                    26,052           29,946
                                               ----------       ----------
                                               $2,662,550       $2,427,147
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   88,422       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $   90,717       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  126,076       $  118,005
   Asset retirement obligation
      (Note 1)                                    141,906                -
                                               ----------       ----------
        Total long-term liabilities            $  267,982       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  152,943)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,456,794        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,303,851       $2,085,416
                                               ----------       ----------
                                               $2,662,550       $2,427,147
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                 2003             2002
                                               (Restated
                                                Note 1)
                                              -----------       --------

REVENUES:
   Oil and gas sales                           $532,513         $371,424
   Interest income                                  711              368
                                               --------         --------
                                               $533,224         $371,792

COSTS AND EXPENSES:
   Lease operating                             $150,230         $132,369
   Production tax                                31,428           14,456
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 40,193           73,126
   General and administrative
      (Note 2)                                   66,409           63,528
                                               --------         --------
                                               $288,260         $283,479
                                               --------         --------

NET INCOME                                     $244,964         $ 88,313
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 13,821         $  7,323
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $231,143         $ 80,990
                                               ========         ========
NET INCOME per unit                            $   1.04         $    .36
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



                                                2003               2002
                                              (Restated
                                               Note 1)
                                             -----------        ----------

REVENUES:
   Oil and gas sales                         $1,916,888         $1,234,005
   Interest income                                1,644              1,291
   Gain on abandonment                              903                  -
                                             ----------         ----------
                                             $1,919,435         $1,235,296

COSTS AND EXPENSES:
   Lease operating                           $  459,789         $  385,552
   Production tax                               107,920             57,116
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                180,351            177,105
   General and administrative
      (Note 2)                                  206,977            204,621
                                             ----------         ----------
                                             $  955,037         $  824,394
                                             ----------         ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                      $  964,398         $  410,902

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                  -
                                             ----------         ----------
NET INCOME                                   $  968,110         $  410,902
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   55,353         $   27,565
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $  912,757         $  383,337
                                             ==========         ==========
NET INCOME per unit                          $     4.12         $     1.73
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                                (Restated
                                                  Note 1)
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  968,110      $410,902
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     3,712)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 180,351       177,105
      Gain on abandonment                      (       903)            -
      Increase in accounts receivable -
        oil and gas sales                      (    25,048)    (  26,373)
      Decrease in deferred charge                    3,894             -
      Increase (decrease) in accounts
        payable                                (    30,319)       52,903
      Decrease in accrued liability -
        other                                  (   102,690)            -
      Increase in accrued liability                  8,071             -
                                                ----------      --------
Net cash provided by operating
   activities                                   $  997,754      $614,537
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   12,842)    ($ 42,290)
   Proceeds from the sale of oil
      and gas properties                            12,575         1,273
                                                ----------      --------
Net cash used by investing activities          ($      267)    ($ 41,017)
                                                ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  749,675)    ($483,746)
                                                ----------      --------
Net cash used by financing activities          ($  749,675)    ($483,746)
                                                ----------      --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  247,812      $ 89,774

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             284,588       144,433
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  532,400      $234,207
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

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.    CORRECTION OF ERROR
      -------------------

      The September 30, 2003 unaudited Balance Sheets, unaudited Statements of Operations, and unaudited Statements of Cash Flows for the Geodyne Energy Income Limited Partnership III-E and III-F have been restated to correct an inadvertent bookkeeping error which resulted in an over-accrual of revenue and a misstatement of production taxes. The error correction had no effect on previously reported total cash flows from operating, investing or financing activities in the Statements of Cash Flows. Below is a summary of the affected account balances "as previously reported" and "as restated".

                                III-E Partnership
                                -----------------

      Balance Sheet at September 30, 2003:

                                        As previously             As
                                          reported              restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $1,178,469           $1,064,569
         Partners' Capital
            (Deficit)
            General Partner            (    177,257)       (     188,647)
            Limited Partners              4,370,047            4,267,537


      Statement of Operations for the Three Months Ended September 30, 2003:

                                        As previously             As
                                          reported              restated
                                        -------------        ------------

         Oil and gas sales               $1,694,268           $1,694,268
         Production tax                     117,325              117,337
         Income before cumulative
            effect of accounting
            change                          650,765              650,753
         Net Income                         650,765              650,753
         General Partner - Net
            Income                           73,913               73,912
         Limited Partners - Net
            Income                          576,852              576,841
         Net Income per Unit                   1.38                 1.38

      Statement of Operations for the Nine Months Ended September 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales               $5,671,907           $5,549,618
         Production tax                     390,795              382,406
         Income before cumulative
            effect of accounting
            change                        2,588,333            2,474,433
         Net Income                       2,591,058            2,477,158
         General Partner - Net
            Income                          283,696              272,306
         Limited Partners - Net
            Income                        2,307,362            2,204,852
         Net Income per Unit                   5.52                 5.27


      Statement of Cash Flows for the Nine Months Ended September 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                      $2,591,058          $ 2,477,158
         Increase in accounts
            receivable - oil
            and gas sales               (   253,642)        (    139,742)
         Net cash provided
            by operating
            activities                    2,223,061            2,223,061


                                III-F Partnership
                                -----------------

      Balance Sheet at September 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Accounts receivable
            - oil and gas sales          $  470,360           $  373,348
         Partners' Capital
            (Deficit)
            General Partner            (    148,093)       (     152,943)
            Limited Partners              2,548,956            2,456,794

      Statement of Operations for the Three Months Ended September 30, 2003:

                                        As previously             As
                                          reported              restated
                                        -------------        ------------

         Oil and gas sales               $  532,513          $   532,513
         Production tax                      31,385               31,428
         Income before cumulative
            effect of accounting
            change                          245,007              244,964
         Net Income                         245,007              244,964
         General Partner - Net
            Income                           13,822               13,821
         Limited Partners - Net
            Income                          231,185              231,143
         Net Income per Unit                   1.05                 1.04


      Statement of Operations for the Nine Months Ended September 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Oil and gas sales               $2,019,578           $1,916,888
         Production tax                     113,598              107,920
         Income before cumulative
            effect of accounting
            change                        1,061,410              964,398
         Net Income                       1,065,122              968,110
         General Partner - Net
            Income                           60,203               55,353
         Limited Partners - Net
            Income                        1,004,919              912,757
         Net Income per Unit                   4.54                 4.12


      Statement of Cash Flows for the Nine Months Ended September 30, 2003:

                                        As previously             As
                                          reported             restated
                                        -------------        ------------

         Cash flows from
            operating activities:
         Net Income                      $1,065,122           $   968,110
         Increase in accounts
            receivable - oil
            and gas sales               (   122,060)         (     25,048)
         Net cash provided
            by operating
            activities                      997,754               997,754

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

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,694,268       $1,185,582
      Oil and gas production expenses           $  820,654       $  848,963
      Barrels produced                              33,971           29,212
      Mcf produced                                 199,127          202,835
      Average price/Bbl                         $    25.39       $    23.97
      Average price/Mcf                         $     4.18       $     2.39

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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,309 (3.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This decrease was primarily due to workover expenses incurred on several wells within one unit during the three months ended September 30, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 48.4% for the three months ended September 30, 2003 from 71.6% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

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

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $5,549,618       $4,084,397
      Oil and gas production expenses           $2,425,160       $2,545,307
      Barrels produced                              96,672          100,957
      Mcf produced                                 640,465          769,051
      Average price/Bbl                         $    26.13       $    20.71
      Average price/Mcf                         $     4.72       $     2.59

      As shown in the table above, total oil and gas sales increased $1,465,221 (35.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $524,000 and $1,363,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $333,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,285 barrels and 128,586 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on one significant well due to the successful workover of that well during early 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the nine months ended September 30, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $26.13 per barrel and $4.72 per Mcf, respectively, for the nine months ended September 30, 2003 from $20.71 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $120,147 (4.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) workover expenses incurred on several wells within one unit during the nine months ended September 30, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 43.7% for the nine months ended September 30, 2003 from 62.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,888 (8.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) substantial downward revisions in the estimates of remaining oil and gas reserves on a large unitized property during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, (ii) another significant well being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining economically recoverable reserves, and (iii) the abandonment of another significant well during the nine months ended September 30, 2003 due to severe mechanical problems. These increases were partially offset by (i) another well being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.1% for the nine months ended September 30, 2003 from 6.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the nine months ended September 30, 2003 from 9.1% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

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

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $532,513        $371,424
      Oil and gas production expenses             $181,658        $146,825
      Barrels produced                               5,094           5,448
      Mcf produced                                  94,683         115,952
      Average price/Bbl                           $  27.38        $  23.83
      Average price/Mcf                           $   4.15        $   2.08

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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,833 (23.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2003 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 34.1% for the three months ended September 30, 2003 from 39.5% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

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


                                            Nine Months Ended September 30,
                                            ------------------------------
                                                   2003             2002
                                                ----------      ----------
      Oil and gas sales                         $1,916,888      $1,234,005
      Oil and gas production expenses           $  567,709      $  442,668
      Barrels produced                              15,390          18,000
      Mcf produced                                 316,201         354,147
      Average price/Bbl                         $    28.92      $    21.84
      Average price/Mcf                         $     4.65      $     2.37

      As shown in the table above, total oil and gas sales increased $682,883 (55.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $109,000 and $721,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $90,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,610 barrels and 37,946 Mcf, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the abandonment of one significant well during early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well during the nine months ended September 30, 2003 in order to perform a workover on that well. The operator has not yet determined when the shut-in well will return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) the shutting-in of one significant well in order to perform repairs and maintenance on that well. The shut-in well is expected to return to production in late 2003. Average oil and gas prices increased to $28.92 per barrel and $4.65 per Mcf, respectively, for the nine months ended September 30, 2003 from $21.84 per barrel and $2.37 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $125,041 (28.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the nine months ended September 30, 2002, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on another significant well during the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 29.6% for the nine months ended September 30, 2003 from 35.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,246 (1.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems and
      (ii) another significant well being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by (i) one significant well being fully depleted during the nine months ended September 30, 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 9.4% for the nine months ended September 30, 2003 from 14.4% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,356 (1.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the nine months ended September 30, 2003 from 16.6% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

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