Form 10-K
period 2003-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-03-30
CIK 860745, 863835, 863837, 870229, 872121, 873739

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number:
III-A: 0-18302; III-B: 0-18636; III-C: 0-18634; III-D: 0-18936
III-E: 0-19010; III-F: 0-19102


                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                 -----------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                          III-A:  73-1352993
                                          III-B:  73-1358666
                                          III-C:  73-1356542
                                          III-D:  73-1357374
                                          III-E:  73-1367188
            Oklahoma                      III-F:  73-1377737
---------------------------------       ----------------------
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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................28
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......29

PART II.....................................................................29
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......29
      ITEM 6.     SELECTED FINANCIAL DATA...................................31
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................38
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................63
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............63
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................63
      ITEM 9A.    CONTROLS AND PROCEDURES...................................63

PART III....................................................................64
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...64
      ITEM 11.    EXECUTIVE COMPENSATION....................................65
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................73
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............74
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................76

PART IV.....................................................................77
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................77

      SIGNATURES............................................................88

                                     PART I

ITEM 1.  BUSINESS

      General

      The Geodyne Energy Income Limited Partnership III-A (the "III-A Partnership"), Geodyne Energy Income Limited Partnership III-B (the "III-B
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  III-C (the "III-C
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  III-D (the "III-D
Partnership"), Geodyne Energy Income Limited Partnership III-E (the "III-E Partnership"), and Geodyne Energy Income Limited Partnership III-F (the "III-F Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc., a Delaware corporation, as general partner ("Geodyne" or the "General Partner"), Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below:

                                              Date of
                  Partnership                Activation
                  -----------             ------------------

                  III-A                   November 22, 1989
                  III-B                   January 24, 1990
                  III-C                   February 27, 1990
                  III-D                   September 5, 1990
                  III-E                   December 26, 1990
                  III-F                   March 7, 1991


      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2003, Samson owned interests in approximately 14,000 oil and gas wells located in 20 states of the United States and the countries of Canada, Venezuela, Russia, and Australia. At December 31, 2003, Samson operated approximately 4,000 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, Russia, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2004, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the III-A, III-B, and III-C Partnerships for the third extension period, and the III-D, III-E and III-F Partnerships for the second extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial             Extensions         Current
   Partnership       Termination Date        Exercised     Termination Date
   -----------      ------------------       ---------     -----------------
     III-A          November 22, 1999             3        November 22, 2005
     III-B          January 24, 2000              3        December 31, 2005
     III-C          February 28, 2000             3        December 31, 2005
     III-D          September 5, 2000             2        September 5, 2004
     III-E          December 26, 2000             2        December 26, 2004
     III-F          March 7, 2001                 2        March 7, 2005

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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, recent substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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



      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2003:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------

         III-A          Eaglwing Trading, Inc.
                          ("Eaglwing")                         27.0%
                        Valero Industrial Gas L.P.
                          ("Valero")                           23.9%

         III-B          Eaglwing                               32.0%
                        Valero                                 20.3%


         III-C          Cinergy Marketing Company
                          ("Cinergy")                          23.2%
                        Duke Energy Field Services,
                          Inc. ("Duke")                        19.6%
                        ONEOK Field Services Co.
                          ("ONEOK")                            17.7%

         III-D          Cinergy                                28.1%
                        Eaglwing                               23.9%
                        ONEOK                                  15.2%
                        Duke                                   14.5%

         III-E          Eaglwing                               36.1%
                        Duke                                   13.7%

         III-F          Mountain Gas Resources, Inc.           19.7%
                        Duke                                   17.3%
                        Eaglwing                               15.4%



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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2003.

                              Well Statistics(1)
                            As of December 31, 2003

                Number of Gross Wells(2)          Number of Net Wells(3)
              --------------------------        ---------------------------
 P/ship        Total      Oil       Gas          Total      Oil       Gas
--------       -----      ---       ---          ------    -----     -----
 III-A          193        90       103          12.24      3.73      8.51
 III-B          165        81        84           7.99      3.98      4.01
 III-C          184        63       121          20.75     11.51      9.24
 III-D          189       126        63          11.78      6.67      5.11
 III-E          252       101       151          28.43      7.17     21.26
 III-F          386       274       112          16.78      7.07      9.71
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

      Drilling Activities

      During the year ended December 31, 2003, the Partnerships directly or indirectly participated in the drilling activities described below.

                    County/            Working    Revenue
Well Name           Parish       St.   Interest   Interest   Type    Status
---------           -------      ---   --------   --------   ----    ------

III-A P/ship
------------
Rancho Blanco
  #29               Webb         TX    0.0000     0.0062      Gas   Producing
Duke #1-C           San Juan     NM    0.0000     0.0004      Gas   Producing
Senter #1-B         San Juan     NM    0.0512     0.0392      Gas   Producing
Ira #1-29           Woods        OK    0.0000     0.0073      n/a   Dryhole
Peck #4-26          Caddo        OK    0.0100     0.0081      Gas   Producing

III-B P/ship
------------
Rancho Blanco
  #29               Webb         TX    0.0000     0.0029      Gas   Producing
Duke #1-C           San Juan     NM    0.0000     0.0001      Gas   Producing
Senter #1-B         San Juan     NM    0.0216     0.0165      Gas   Producing
Peck #4-26          Caddo        OK    0.0066     0.0054      Gas   Producing

III-C P/ship
------------
Thomas #1-20        Washita      OK    0.0000     0.0019      Gas   Producing
Tiffany #4-35       Haskell      OK    0.0040     0.0035      Gas   Producing
Phillips #1-33      Latimer      OK    0.0006     0.0006      Gas   Producing
Urchison #4-12H     Leflore      OK    0.0000     0.0004      Gas   Producing
Smitherman
  #4-26H (RY)       Haskell      OK    0.0000     0.0006      Gas   Producing
Sutmiller #1-8      Leflore      OK    0.0059     0.0059      Gas   Producing
Pixler 5-15H
  (RY)              Haskell      OK    0.0000     0.0011      Gas   Producing
Cantrell 4-15H
  (RY)              Haskell      OK    0.0000     0.0011      Gas   Producing
Wimberly #5-27H
  (RY)              Haskell      OK    0.0000     0.0002      Gas   Producing
Wimberly #3-27H
  (RY)              Haskell      OK    0.0000     0.0002      Gas   Producing
Ellis #1-23         Pittsburg    OK    0.0000     0.0003      Gas   Producing
Beaver Mountain
  #1-14             Haskell      OK    0.0048     0.0048      Gas   Shut-in
Rancho Blanco
  #29               Webb         TX    0.0000     0.0012      Gas   Producing
Sugg 1895 #6        Irion        TX    0.0000     0.0021      Gas   Producing
Sugg 1895 #7        Irion        TX    0.0000     0.0021      Gas   Producing
Sugg AA 1894
  #3                Irion        TX    0.0000     0.0021      Oil   Producing

Duke #1-C           San Juan     NM    0.0000     0.0001      Gas   Producing
Senter #1-B         San Juan     NM    0.0090     0.0069      Gas   Producing
Renete #2-25        Stephens     OK    0.0000     0.0023      Gas   Producing
Verner #1-11        Pittsburg    OK    0.0000     0.0037      Gas   Producing
Hamilton #4-13
  (RY)              Pittsburg    OK    0.0000     0.0063      Gas   Producing
Lindsey #1-11
  (RY)              Pittsburg    OK    0.0000     0.0037      n/a   Well in
                                                                    progress
McEntire #16-14     Atoka        OK    0.0001     0.0001      n/a   Well in
                                                                    progress

III-D P/ship
------------
Thomas #1-20        Washita      OK    0.0000     0.0003      Gas   Producing
Tiffany #4-35       Haskell      OK    0.0006     0.0005      Gas   Producing
Phillips #1-33      Latimer      OK    0.0005     0.0005      Gas   Producing
Urchison #4-12H     Leflore      OK    0.0000     0.0001      Gas   Producing
Smitherman
  #4-26H (RY)       Haskell      OK    0.0000     0.0001      Gas   Producing
Sutmiller #1-8      Leflore      OK    0.0008     0.0008      Gas   Producing
Forster #1-34
  (RY)              Pittsburg    OK    0.0000     0.0012      Gas   Producing
Pixler 5-15H
  (RY)              Haskell      OK    0.0000     0.0002      Gas   Producing
Cantrell 4-15H
  (RY)              Haskell      OK    0.0000     0.0002      Gas   Producing
Wimberly #5-27H
  (RY)              Haskell      OK    0.0000     0.0000      Gas   Producing
Wimberly #3-27H
  (RY)              Haskell      OK    0.0000     0.0000      Gas   Producing
Ellis #1-23         Pittsburg    OK    0.0000     0.0000      Gas   Producing
Beaver Mountain
  #1-14             Haskell      OK    0.0007     0.0007      Gas   Shut-in
Sugg 1895 #6        Irion        TX    0.0000     0.0018      Gas   Producing
Sugg 1895 #7        Irion        TX    0.0000     0.0018      Gas   Producing
Sugg AA 1894 #3     Irion        TX    0.0000     0.0018      Oil   Producing
Renete #2-25        Stephens     OK    0.0000     0.0003      Gas   Producing
Verner #1-11        Pittsburg    OK    0.0000     0.0005      Gas   Producing
Hamilton #4-13
  (RY)              Pittsburg    OK    0.0000     0.0009      Gas   Producing
Lindsey #1-11
  (RY)              Pittsburg    OK    0.0000     0.0005      n/a   Well in
                                                                    progress
McEntire #16-14     Atoka        OK    0.0000     0.0000      n/a   Well in
                                                                    progress

III-E P/ship
------------
Forster #1-34
  (RY)              Pittsburg    OK    0.0000     0.0002      Gas   Producing
Hay Reservoir
  Unit #80          Sweetwater   WY    0.0000     0.0026      Gas   Producing

Hay Reservoir
  Unit #81          Sweetwater   WY    0.0000     0.0026      Gas   Producing
Hay Reservoir
  Unit #82          Sweetwater   WY    0.0000     0.0026      Gas   Producing
Hay Reservoir
  Unit #85          Sweetwater   WY    0.0000     0.0026      Gas   Producing
St. 5075-36-
  11WA              Campbell     WY    0.0000     0.0006      Gas   Shut-in
St. 5075-36-
  41WA              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
St. 5075-36-
  13WA              Campbell     WY    0.0000     0.0006      n/a   Well in
                                                                    progress
St. 5075-36-
  23WA              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
St. 5075-36-
  33WA              Campbell     WY    0.0000     0.0006      n/a   Well in
                                                                    progress
St. 5075-36-
  31WA              Campbell     WY    0.0000     0.0006      n/a   Well in
                                                                    progress
Love 5075-14-
  21WA              Campbell     WY    0.0000     0.0014      n/a   Well in
                                                                    progress
Love 5075-14-
  11WA              Campbell     WY    0.0000     0.0014      n/a   Well in
                                                                    progress
Love 5075-11-
  43WA              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-14-
  13WA              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-11-
  41WA              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-11-
  33WA              Campbell     WY    0.0000     0.0005      n/a   Well in
                                                                    progress
Love 5075-11-
  43CO              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-11-
  41CO              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-14-
  13CO              Campbell     WY    0.0000     0.0010      n/a   Well in
                                                                    progress
Love 5075-14-
  11CO              Campbell     WY    0.0000     0.0014      n/a   Well in
                                                                    progress

Love 5075-14-
  33WA              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
Love 5075-14-
  23WA              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
Love 5075-11-
  33CO              Campbell     WY    0.0000     0.0005      n/a   Well in
                                                                    progress
Love 5075-14-
  33CO              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
Love 5075-14-
  21CO              Campbell     WY    0.0000     0.0014      n/a   Well in
                                                                    progress
Love 5075-14-
  23CO              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
North Hay
  Federal
  #10-17            Sweetwater   WY    0.0000     0.0014      n/a   Dryhole
St. 5075-36-
  43WA              Campbell     WY    0.0000     0.0019      n/a   Well in
                                                                    progress
Hay Reservoir
  Unit #86          Sweetwater   WY    0.0000     0.0026      n/a   Well in
                                                                    progress

III-F P/ship
------------
Hay Reservoir
  Unit #80          Sweetwater   WY    0.0000     0.0022      Gas   Producing
Hay Reservoir
  Unit #81          Sweetwater   WY    0.0000     0.0022      Gas   Producing
Hay Reservoir
  Unit #82          Sweetwater   WY    0.0000     0.0022      Gas   Producing
Hay Reservoir
  Unit #85          Sweetwater   WY    0.0000     0.0022      Gas   Producing
North Hay
  Federal
  #10-17            Sweetwater   WY    0.0000     0.0016      n/a   Dryhole
Hay Reservoir
  Unit #86          Sweetwater   WY    0.0000     0.0022      n/a   Well in
                                                                    progress

-----------------------------

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

                              Net Production Data

                               III-A Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2003           2002        2001
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           45,080         54,340      82,520
   Gas (Mcf)                           516,905        908,912     791,697

Oil and gas sales:
   Oil                              $1,336,984     $1,316,966  $2,030,557
   Gas                               2,702,323      2,558,132   3,394,606
                                     ---------      ---------   ---------
      Total                         $4,039,307     $3,875,098  $5,425,163
                                     =========      =========   =========
Total direct operating
  expenses                          $  836,517     $  915,252  $1,020,090
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         20.7%          23.6%       18.8%

Average sales price:
   Per barrel of oil                    $29.66         $24.24      $24.61
   Per Mcf of gas                         5.23           2.81        4.29

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.37         $ 4.45      $ 4.76

                              Net Production Data

                               III-B Partnership
                               -----------------

                                          Year Ended December 31,
                                    -------------------------------------
                                       2003           2002        2001
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           31,275         39,042      58,965
   Gas (Mcf)                           243,753        486,057     400,249

Oil and gas sales:
   Oil                              $  931,510     $  949,685  $1,457,455
   Gas                               1,276,052      1,326,476   1,689,008
                                     ---------      ---------   ---------
      Total                         $2,207,562     $2,276,161  $3,146,463
                                     =========      =========   =========
Total direct operating
   expenses                         $  509,231     $  622,936  $  630,746
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         23.1%          27.4%       20.0%

Average sales price:
   Per barrel of oil                    $29.78         $24.32      $24.72
   Per Mcf of gas                         5.24           2.73        4.22

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 7.08         $ 5.19      $ 5.02

                              Net Production Data

                               III-C Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2003           2002        2001
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           13,872         14,716      14,973
   Gas (Mcf)                           668,059        817,975     935,377

Oil and gas sales:
   Oil                              $  416,104     $  361,020  $  382,250
   Gas                               3,185,294      2,379,868   3,988,865
                                     ---------      ---------   ---------
      Total                         $3,601,398     $2,740,888  $4,371,115
                                     =========      =========   =========
Total direct operating
   expenses                         $  868,275     $  858,126  $  980,377
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         24.1%          31.3%       22.4%

Average sales price:
   Per barrel of oil                    $30.00         $24.53      $25.53
   Per Mcf of gas                         4.77           2.91        4.26

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.93         $ 5.68      $ 5.74

                              Net Production Data

                               III-D Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2003           2002        2001
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           26,438         25,279      27,570
   Gas (Mcf)                           387,346        501,256     561,664

Oil and gas sales:
   Oil                              $  718,528     $  563,269  $  610,171
   Gas                               1,795,250      1,413,445   2,302,188
                                     ---------      ---------   ---------
      Total                         $2,513,778     $1,976,714  $2,912,359
                                     =========      =========   =========
Total direct operating
   expenses                         $  790,773     $  880,922  $  914,671
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         31.5%          44.6%       31.4%

Average sales price:
   Per barrel of oil                    $27.18         $22.28      $22.13
   Per Mcf of gas                         4.63           2.82        4.10

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.69         $ 8.10      $ 7.55

                              Net Production Data

                               III-E Partnership
                               -----------------

                                            Year Ended December 31,
                                   ---------------------------------------
                                       2003          2002        2001
                                   ----------     ---------- -----------
Production:
   Oil (Bbls)                         129,314        133,901     162,557
   Gas (Mcf)                          854,720      1,000,715   1,226,795

Oil and gas sales:
   Oil                             $3,404,768     $2,858,109  $3,486,759
   Gas                              3,916,448      2,517,891   4,751,785
                                    ---------      ---------   ---------
      Total                        $7,321,216     $5,376,000  $8,238,544
                                    =========      =========  ==========
Total direct operating
  expenses                         $3,198,044     $3,574,658  $3,511,241
                                    =========      =========  ==========
Direct operating expenses
   as a percentage of oil
   and gas sales                        43.7%          66.5%       42.6%

Average sales price:
   Per barrel of oil                   $26.33         $21.34      $21.45
   Per Mcf of gas                        4.58           2.52        3.87

Direct operating expenses
   per equivalent Bbl of
   oil                                 $11.77         $11.89      $ 9.57

                              Net Production Data

                               III-F Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2003           2002        2001
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           20,685         23,209      27,090
   Gas (Mcf)                           412,842        503,895     621,792

Oil and gas sales:
   Oil                              $  598,509     $  529,406  $  603,765
   Gas                               1,881,269      1,107,352   2,330,535
                                     ---------      ---------   ---------
      Total                         $2,479,778     $1,636,758  $2,934,300
                                     =========      =========   =========
Total direct operating
   expenses                         $  754,502     $  603,358  $  891,493
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         30.4%          36.9%       30.4%

Average sales price:
   Per barrel of oil                    $28.93         $22.81      $22.29
   Per Mcf of gas                         4.56           2.20        3.75

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.43         $ 5.63      $ 6.82


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2003. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2003.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively) were higher than the prices in effect on December 31, 2002 ($28.00 per barrel and $4.74 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2003 to be higher than such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2003 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 2003(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,039,478
         Oil and liquids (Bbls)                                 139,211

      Net present value (discounted at
         10% per annum)                                     $13,377,306

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            1,677,840
         Oil and liquids (Bbls)                                  87,639

      Net present value (discounted at
         10% per annum)                                     $ 6,143,806


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            5,349,105
         Oil and liquids (Bbls)                                  99,719

      Net present value (discounted at
         10% per annum)                                     $13,637,641

   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,652,614
         Oil and liquids (Bbls)                                 157,044

      Net present value (discounted at
         10% per annum)                                     $ 6,989,483


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            6,565,947
         Oil and liquids (Bbls)                                 674,924

      Net present value (discounted at
         10% per annum)                                     $16,923,995


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,482,383
         Oil and liquids (Bbls)                                 360,288

      Net present value (discounted at
         10% per annum)                                     $12,072,331

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2003:

                               Operated Wells
                  -------------------------------------
                  Partnership      Number       Percent
                  -----------      ------       -------

                      III-A          20           8%
                      III-B           4           2%
                      III-C         109          26%
                      III-D         102          27%
                      III-E          48          16%
                      III-F          27           7%


      The following tables set forth certain well and reserve information as of December 31, 2003 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Las Animas Arch Basin straddles east Colorado and northwest Kansas. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Jay-Little Escambia Creek Field Unit ("Jay-LEC Unit") is located in Santa Rosa County, Florida, while the Green River Basin is located in southern Wyoming and northwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico.




                                     Significant Properties as of December 31, 2003
                                     ----------------------------------------------

                                      Wells
                                   Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------
III-A Partnership:
     Gulf Coast            65      5.30        48        113        4      4%    126,833     1,573,609     $7,246,383
     Anadarko              32      2.03        15         47       14     30%      5,157     1,650,566      4,407,127

III-B Partnership:
     Gulf Coast            61      2.98        48        109        -      -      82,798       775,223     $3,906,191
     Anadarko              38      2.48         9         47        3      6%      1,412       492,897      1,336,490

III-C Partnership:
     Anadarko              55      6.26        55        110       27     25%      6,429     2,509,715     $6,686,330
     Southern Okla.
       Folded Belt         36      6.98        15         51       21     41%     56,222     1,712,218      4,334,175
     Permian               25      6.60        11         36       32     89%     35,654       719,994      1,353,955

III-D Partnership:
     Anadarko              33      3.55        55         88       27     31%      3,074     1,875,390     $4,923,359
     Permian               25      5.52        11         36       32     89%     23,830       577,988        980,561
     Southern Okla.
       Folded Belt         27      1.93        13         40       14     35%     42,716       166,571        729,421
     Jay-LEC Unit          86       .56         -         86        -      -      72,676        13,456        120,022

---------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.




                                     Significant Properties as of December 31, 2003
                                     ----------------------------------------------

                                      Wells
                                   Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
------------------      ------   -------    --------    ------   ------   ----   ---------   ----------    ----------
III-E Partnership:
     Green River           55      4.24         16        71         -      -       18,048    2,845,591    $6,254,308
     Gulf Coast            49      5.33          8        57         6     11%      12,302    1,060,584     3,148,369
     Anadarko              21      5.09          3        24        19     79%      10,076    1,109,490     2,407,470
     East Texas             3      1.06          1         4         3     75%       2,840      838,613     1,836,570
     Jay-LEC Unit          86      4.01          -        86         -      -      518,676      101,437       874,415

III-F Partnership:
     Green River           55      3.56         16        71         -      -       15,156    2,394,146    $5,222,283
     Las Animas Arch       66      1.73          -        66         -      -      151,042      555,501     2,391,801
     Anadarko              26      5.68          3        29        24     83%      20,927    1,024,856     2,205,953

--------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.


      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2003, as compared to December 31, 2002, were significant to the Partnerships.

      The III-A and III-B Partnerships' estimated proved reserves increased approximately 117,000 and 77,000 barrels of oil equivalent, respectively, in the Amoco Fee #3 located in Jefferson Davis Parish, Louisiana from December 31, 2002 to December 31, 2003. This increase was primarily due to a revised forecast in reserves based on actual production experience. In addition, the III-A and III-B Partnerships' estimated proved reserves decreased approximately 30,000 and 20,000 barrels of oil equivalent, respectively, in the Donald #1 located in Jefferson Davis Parish, Louisiana from December 31, 2002 to December 31, 2003. This decrease was primarily due to a downward revision of behind pipe reserves.

      The III-D and III-E Partnerships' estimated proved reserves decreased approximately 70,000 and 552,000 barrels of oil equivalent, respectively, in the Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida from December 31, 2002 to December 31, 2003. The significant downward adjustment in future oil production, as well as an increase in estimated future operating expenses and abandonment expenditures, have also significantly reduced the estimated value of this property's reserves. These changes have been made as a result of the reduced oil production and higher production, workover and well abandonment expenses realized over the last several months. See the "Liquidity and Capital Resources" section located in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of this property.

      The III-F Partnership's estimated proved reserves increased approximately 98,000 barrels of oil equivalent in the Healdton Unit #1 located in Carter County, Oklahoma from December 31, 2002 to December 31, 2003. This increase was primarily due to a revised forecast in reserves based on actual production experience. The III-F Partnership's estimated proved reserves increased approximately 91,000 barrels of oil equivalent in the Frontera B Unit located in Cheyenne County, Colorado from December 31, 2002 to December 31, 2003. This increase was primarily due to a revised forecast in reserves based on actual production experience. In addition, the III-F Partnership's estimated proved reserves decreased approximately 82,000 barrels of oil equivalent in the Trail Unit located in Sweetwater County, Wyoming from December 31, 2002 to December 31, 2003. This decrease was primarily due to a revised forecast in reserves based on actual production experience.

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

      In February 2003, in an effort to minimize potential exposure created by the Wyoming statutes and accompanying legal fees, Samson refunded to the royalty and overriding royalty interest owners who were potential class members all of the amounts which were claimed to be improperly deducted plus statutory interest thereon. The applicable portions of these refunds were recouped from the Partnerships in the first quarter of 2003 as follows:


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2003.


                                    PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2004, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of          Number of
            Partnership         Units         Limited Partners
            -----------       ---------       ----------------

               III-A           263,976              1,155
               III-B           138,336                682
               III-C           244,536              1,096
               III-D           131,008                578
               III-E           418,266              1,795
               III-F           221,484                933

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


                            Repurchase Offer Prices
                            -----------------------

                      2002                          2003               2004
            -------------------------     -------------------------    ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $14    $13     $20   $18      $16   $14     $20    $18      $16
III-B        13     11      20    18       16    13      17     14       13
III-C        16     15      18    17       16    14      26     24       22
III-D        19     19      23    22       21    18      28     25       23
III-E        24     24      25    25       24    23      22     21       19
III-F        22     21      20    19       18    18      26     24       23


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

      The following is a summary of cash distributions paid to the Limited Partners during 2002, 2003, and the first quarter of 2004:




                              Cash Distributions
                              ------------------

                                   2002
                 -----------------------------------------
                  1st         2nd          3rd       4th
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.
      ------     -----       -----        -----      -----

      III-A      $3.20        $1.49       $1.73      $2.46
      III-B       3.48         1.63        1.72       2.56
      III-C       1.35          .90        1.26       1.26
      III-D        .75          .44        1.34       1.22
      III-E         -            -          .27        .36
      III-F        .64          .85         .59        .52



                                   2003                           2004
                 -----------------------------------------        -----
                  1st         2nd          3rd       4th           1st
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.          Qtr.
      ------     -----       -----        -----      -----        -----

      III-A      $1.78        $2.39       $3.21      $2.51        $1.81
      III-B       1.85         2.41        3.05       2.45         1.64
      III-C       1.07         2.06        2.56       2.45         1.79
      III-D       1.26         2.63        3.20       2.46         2.15
      III-E        .64          .87        1.91       1.68         2.06
      III-F        .74          .70        1.72       1.56         1.35



ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------


                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,039,307          $3,875,098        $5,425,163        $4,111,261        $2,071,891
Net Income:
   Limited Partners             2,419,111           1,822,932         3,211,072         2,424,492           717,149
   General Partner                286,852             256,987           405,019           275,300            54,650
   Total                        2,705,963           2,079,919         3,616,091         2,699,792           771,799
Limited Partners' Net
   Income per Unit                   9.16                6.91             12.16              9.18              2.72
Limited Partners' Cash
   Distributions per
   Unit                              9.89                8.88             14.66              6.42              3.30
Total Assets                    2,357,510           2,465,350         3,086,819         3,585,623         2,793,806
Partners' Capital
   (Deficit):
   Limited Partners             2,213,330           2,405,219         2,927,287         3,587,215         2,857,723
   General Partner            (   104,097)         (   87,091)      (   114,834)      (   132,196)      (   194,823)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976           263,976



                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,207,562          $2,276,161        $3,146,463        $2,462,438        $1,259,735
Net Income:
   Limited Partners             1,171,730             916,420         1,701,127         1,364,829           417,755
   General Partner                227,153             216,453           348,971           264,081           110,131
   Total                        1,398,883           1,132,873         2,050,098         1,628,910           527,886
Limited Partners' Net
   Income per Unit                   8.47                6.62             12.30              9.87              3.02
Limited Partners' Cash
   Distributions per
   Unit                              9.76                9.39             14.44              7.34              3.27
Total Assets                    1,270,257           1,390,931         1,830,746         2,069,748         1,690,316
Partners' Capital
   (Deficit):
   Limited Partners             1,178,224           1,357,494         1,741,074         2,037,947         1,687,118
   General Partner            (    68,928)        (    48,554)      (    67,276)      (    38,756)      (    79,362)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336




                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $3,601,398          $2,740,888        $4,371,115        $4,150,431        $2,446,824
Net Income:
   Limited Partners             2,016,059           1,178,582         2,653,485         2,554,851         1,053,071
   General Partner                243,670             158,236           163,926           143,251            75,430
   Total                        2,259,729           1,336,818         2,817,411         2,698,102         1,128,501
Limited Partners' Net
   Income per Unit                   8.24                4.82             10.85             10.45              4.31
Limited Partners' Cash
   Distributions per
   Unit                              8.14                4.77             16.36              8.45              4.98
Total Assets                    2,902,685           2,751,198         2,627,295         3,949,266         3,447,965
Partners' Capital
   (Deficit):
   Limited Partners             2,542,860           2,517,801         2,507,219         3,854,734         3,364,883
   General Partner            (   153,480)        (   150,636)      (   175,495)      (   152,824)      (   168,448)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536           244,536



                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,513,778          $1,976,714        $2,912,359        $3,095,191        $2,007,243
Net Income:
   Limited Partners             1,293,974             705,530         1,630,013         1,893,355           870,221
   General Partner                155,435              93,120           107,057           109,411            55,068
   Total                        1,449,409             798,650         1,737,070         2,002,766           925,289
Limited Partners' Net
   Income per Unit                   9.88                5.39             12.44             14.45              6.64
Limited Partners' Cash
   Distributions per
   Unit                              9.55                3.75             19.36             13.21              5.87
Total Assets                    1,731,542           1,458,550         1,157,930         1,987,262         1,810,172
Partners' Capital
   (Deficit):
   Limited Partners             1,129,328           1,086,354           872,824         1,779,811         1,618,456
   General Partner            (    47,561)        (    50,949)      (    72,956)      (    58,871)      (    66,221)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008



                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      -------------     ------------

Oil and Gas Sales              $7,321,216          $5,376,000        $8,238,544        $10,477,026       $7,046,449
Net Income:
   Limited Partners             2,940,848             798,510         3,744,610          6,952,136        2,016,127
   General Partner                367,060             127,708           261,289            378,449          124,846
   Total                        3,307,908             926,218         4,005,899          7,330,585        2,140,973
Limited Partners' Net
   Income per Unit                   7.03                1.91              8.95              16.62             4.82
Limited Partners' Cash
   Distributions per
   Unit                              5.10                 .63             14.81              15.73             2.62
Total Assets                    6,654,923           4,442,417         3,768,636          6,138,734        5,742,231
Partners' Capital
   (Deficit):
   Limited Partners             4,302,533           3,492,685         2,960,175          5,410,565        5,037,429
   General Partner            (   177,234)        (   250,684)      (   286,758)      (    240,721)     (   259,526)
Number of Units
   Outstanding                    418,266             418,266           418,266            418,266          418,266




                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2003                2002              2001              2000              1999
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,479,778          $1,636,758        $2,934,300        $3,437,321        $2,314,446
Net Income:
   Limited Partners             1,176,685             460,816         1,782,241         2,142,067           801,095
   General Partner                 70,747              35,680           103,349           125,735            59,101
   Total                        1,247,432             496,496         1,885,590         2,267,802           860,196
Limited Partners' Net
   Income per Unit                   5.31                2.08              8.05              9.67              3.62
Limited Partners' Cash
   Distributions per
   Unit                              4.72                2.60             13.62              9.59              2.23
Total Assets                    2,592,302           2,427,147         2,369,806         3,638,555         3,689,702
Partners' Capital
   (Deficit):
   Limited Partners             2,374,722           2,245,037         2,359,221         3,593,980         3,575,913
   General Partner            (   156,356)        (   159,621)      (   161,655)      (   135,914)      (   154,318)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484           221,484


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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production

Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002, and for the year ended December 31, 2002 as compared to the year ended December 31, 2001.


                               III-A Partnership
                               -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $164,209 (4.2%) in 2003 as compared to 2002. Of this increase, approximately $244,000 and $1,247,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $224,000 and $1,103,000, respectively, related to decreases in volumes of oil and gas sold.
Volumes of oil and gas sold decreased 9,260 barrels and 392,007 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production during 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during 2002, (ii) a substantial decline in production during 2003 on one significant well following the workover of that well during early 2002, and (iii) normal declines in production. The well with a substantial decline in production is not expected to return to previously high levels of production. Average oil and gas prices increased to $29.66 per barrel and $5.23 per Mcf, respectively, in 2003 from $24.24 per barrel and $2.81 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,735 (8.6%) in 2003 as compared to 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments on two significant wells during 2002, and (iii) workover expenses incurred on two other significant wells during 2002. As a percentage of oil and gas sales, these expenses decreased to 20.7% in 2003 from 23.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $366,320 (66.3%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 4.6% in 2003 from 14.3% in 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,208 (1.0%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% in 2003 from 8.1% in 2002.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $36,559,701 or 138.50% of Limited Partners' capital contributions.


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



                                III-B Partnership
                                -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales decreased $68,599 (3.0%) in 2003 as compared to 2002. Of this decrease, approximately $189,000 and $661,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $170,000 and $611,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,767 barrels and 242,304 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production during 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during 2002, (ii) a substantial decline in production during 2003 on one significant well following the workover of that well during early 2002, and (iii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production. Average oil and gas prices increased to $29.78 per barrel and $5.24 per Mcf, respectively, in 2003 from $24.32 per barrel and $2.73 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $113,705 (18.3%) in 2003 as compared to 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments on two significant wells during 2002, and (iii) workover expenses incurred on several wells during 2002. As a percentage of oil and gas sales, these expenses decreased to 23.1% in 2003 from 27.4% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $210,187 (62.5%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 5.7% in 2003 from 14.8% in 2002. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,469 (1.4%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses increased to 8.0% in 2003 from 7.6% in 2002.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $20,777,353 or 150.19% of Limited Partners' capital contributions.


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

                               III-C Partnership
                               -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $860,510 (31.4%) in 2003 as compared to 2002. Of this increase, approximately $1,242,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $436,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 844 barrels and 149,916 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to the shutting-in of several wells within one unit for the latter portion of 2003 in order to perform workovers on those wells. The operator has not yet determined when the shut-in wells will return to production. This decrease was partially offset by an increase in production during 2003 on another significant well due to the successful recompletion of that well in late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during 2003 in order to perform workovers on those wells. One of the shut-in wells has returned to production and the operator has not yet determined when the other well will return to production. These decreases were partially offset by the successful completion of one significant well in early 2003. Average oil and gas prices increased to $30.00 per barrel and $4.77 per Mcf, respectively, in 2003 from $24.53 per barrel and $2.91 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,149 (1.2%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on several wells during 2002, and (iii) lower workover expenses incurred on another significant well during 2003 than similar expenses incurred on the same well during 2002. As a percentage of oil and gas sales, these expenses decreased to 24.1% in 2003 from 31.3% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $73,202 (26.4%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003, and (iii) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.7% in 2003 from 10.1% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,917 (1.0%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 8.1% in 2003 from 10.6% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $27,664,795 or 113.13% of Limited Partners' capital contributions.


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



                               III-D Partnership
                               -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $537,064 (27.2%) in 2003 as compared to 2002. Of this increase, approximately $129,000 and $703,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $321,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,159 barrels, while volumes of gas sold decreased 113,910 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during 2003 in order to perform workovers on those wells. One of the shut-in wells has returned to production and the operator has not yet determined when the other well will return to production. These decreases were partially offset by the successful completion of one significant well in early 2003. Average oil and gas prices increased to $27.18 per barrel and $4.63 per Mcf, respectively, in 2003 from $22.28 per barrel and $2.82 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $90,149 (10.2%) in 2003 as compared to 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, (ii) workover expenses incurred on several wells within the same unit during 2002, and (iii) lower workover expenses incurred on one significant well during 2003 than similar expenses incurred on the same well during 2002. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on another significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 31.5% in 2003 from 44.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,853 (18.0%) in 2003 as compared to 2002. This decrease was primarily due to (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining gas reserves at December 31, 2003. These decreases were partially offset by (i) an increase in depreciation, depletion, and amortization of approximately $8,000 due to a change in accounting estimate of future plugging and abandonment costs related to the Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida and (ii) substantial downward revisions in the estimates of remaining oil and gas reserves on the same unitized property in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 4.9% in 2003 from 7.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,477 (1.5%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% in 2003 from 8.3% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $15,311,669 or 116.88% of Limited Partners' capital contributions.


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



                               III-E Partnership
                               -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $1,945,216 (36.2%) in 2003 as compared to 2002. Of this increase, approximately $645,000 and $1,766,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $367,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,587 barrels and 145,995 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during 2003. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $26.33 per barrel and $4.58 per Mcf, respectively, in 2003 from $21.34 per barrel and $2.52 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $376,614 (10.5%) in 2003 as compared to 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells within one unit during 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 43.7% in 2003 from 66.5% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,213 (4.9%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depreciation, depletion, and amortization of approximately $63,000 due to a change in accounting estimate of future plugging and abandonment costs related to the Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida, (ii) substantial downward revisions in the estimates of remaining oil and gas reserves on the same unitized property in 2003 as compared to 2002, and (iii) another significant well being fully depleted in 2003 due to the lack of remaining economically recoverable reserves. These increases were partially offset by (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.6% in 2003 from 7.3% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% in 2003 from 9.0% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $46,488,016 or 111.14% of Limited Partners' capital contributions.


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

                                III-F Partnership
                                -----------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $843,020 (51.5%) in 2003 as compared to 2002. Of this increase, approximately $127,000 and $974,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $200,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,524 barrels and 91,053 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production,
(ii) the abandonment of one significant well in early 2003 due to severe mechanical problems, and (iii) the shutting-in of another significant well due to production difficulties during 2003. The operator has not yet determined when the shut-in well will return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during 2003 in order to perform repairs and maintenance on those wells. Both shut-in wells have returned to production. Average oil and gas prices increased to $28.93 per barrel and $4.56 per Mcf, respectively, in 2003 from $22.81 per barrel and $2.20 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $151,144 (25.1%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 2002, and (iii) workover expenses incurred on another significant well during 2003. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 30.4% in 2003 from 36.9% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $57,524 (21.0%) in 2003 as compared to 2002. This decrease was primarily due to (i) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. These decreases were partially offset by (i) the abandonment of one significant well in 2003 due to severe mechanical problems and (ii) another significant well being fully depleted in 2003 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 8.7% in 2003 from 16.7% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,779 (1.0%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 10.8% in 2003 from 16.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $18,386,904 or 83.02% of Limited Partners' capital contributions.


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


      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel or 6 Mcf of gas) for 2003, 2002, and 2001.

                             2003 Compared to 2002
                             ---------------------

                             Average Sales Prices
-----------------------------------------------------------------------------
P/ship              2003                     2002                 % Change
------      -------------------        -----------------       --------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)        Oil      Gas
            -------     -------        -------   -------       -----    -----
III-A       $29.66       $5.23         $24.24     $2.81         22%      86%
III-B        29.78        5.24          24.32      2.73         22%      92%
III-C        30.00        4.77          24.53      2.91         22%      64%
III-D        27.18        4.63          22.28      2.82         22%      64%
III-E        26.33        4.58          21.34      2.52         23%      82%
III-F        28.93        4.56          22.81      2.20         27%     107%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship             2003                        2002              % Change
------      ---------------------      -------------------     --------------
              Oil          Gas          Oil         Gas         Oil      Gas
            (Bbls)        (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
            -------     ---------      -------   ---------     ------   -----
III-A        45,080      516,905        54,340     908,912      (17%)   (43%)
III-B        31,275      243,753        39,042     486,057      (20%)   (50%)
III-C        13,872      668,059        14,716     817,975      ( 6%)   (18%)
III-D        26,438      387,346        25,279     501,256      ( 5%)   (23%)
III-E       129,314      854,720       133,901   1,000,715      ( 3%)   (15%)
III-F        20,685      412,842        23,209     503,895      (11%)   (18%)


                           Average Production Costs
                         per Barrel of Oil Equivalent
                      -----------------------------------
                  P/ship      2003      2002      % Change
                  ------     ------    -----      --------
                  III-A      $ 6.37    $4.45          43%
                  III-B        7.08     5.19          36%
                  III-C        6.93     5.68          22%
                  III-D        8.69     8.10           7%
                  III-E       11.77    11.89         ( 1%)
                  III-F        8.43     5.63          50%

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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2003 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2003 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A                7.8             3.1
                     III-B                6.9             2.8
                     III-C                8.0             7.2
                     III-D                6.8             5.9
                     III-E                7.7             5.2
                     III-F               10.9            17.4

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2003, 2002, and 2001 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletions and developmental drilling:


      Partnership          2003             2002              2001
      -----------        -------          --------          --------

         III-A           $53,311          $137,214          $314,177
         III-B            32,726            63,540           207,751
         III-C            21,609           153,761           128,049
         III-D             6,141           170,676            58,029
         III-E            21,436           486,120           338,130
         III-F            16,762            89,261            52,855

      While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the

General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2003, 2002, and 2001. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2003, 2002, and 2001, were as follows:

      Partnership           2003           2002             2001
      -----------         --------       -------         --------
        III-A             $  1,902       $  -            $  7,352
        III-B                  984           118            3,105
        III-C               34,411        20,018           52,664
        III-D               23,232        16,935            7,258
        III-E              101,704          -              55,511
        III-F               17,010          -             344,043


      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      The III-D and III-E Partnerships own a .65% and 4.67% working interest, respectively, in the Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida. This property is operated by ExxonMobil and consists of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells, as well as conduct various well workovers, compression repairs, and other significant expenses. It is very likely that significant plugging costs will continue since there are numerous wells which are not yet plugged. As a result of these costs, cash flow from this property has been reduced and at times has been negative.

      The Jay-Little Escambia Creek Field Unit is very sensitive to changes in oil prices and production volumes. To the extent material repairs, drilling, and plugging activities continue to be conducted, this property's cash flows could continue to be low or negative despite relatively high oil and gas prices. The General Partner currently intends to sell the Partnerships' interests in this property at a large oil and gas auction during 2004. There is, however, no assurance that the property will be sold. A joint interest audit of ExxonMobil expenses charged on this property for the period July 2001 through December 2002 resulted in audit exceptions of approximately $17,000 and $120,000, respectively, for the III-D and III-E Partnerships. ExxonMobil is not required to respond to these audit exceptions until early June 2004. The General Partner cannot currently determine what amount, if any, may be recovered as a result of these audit exceptions.

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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the term of the III-A, III-B, and III-C Partnerships for the third extension period, and the III-D, III-E, and III-F Partnerships for the second extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial           Extensions        Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
     III-A          November 22, 1999           3        November 22, 2005
     III-B          January 24, 2000            3        December 31, 2005
     III-C          February 28, 2000           3        December 31, 2005
     III-D          September 5, 2000           2        September 5, 2004
     III-E          December 26, 2000           2        December 26, 2004
     III-F          March 7, 2001               2        March 7, 2005

The General Partner has not determined whether it will further extend the term of any Partnership.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Contractual Obligations

      The Partnerships do not have any contractual obligations of the type which are required by the SEC to be disclosed in this Annual Report under this heading.


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

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

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

                                      Increase
                  Increase in       (decrease) in
                  Capitalized       Net Income for
                  Cost of Oil       the Change in           Asset
                    and Gas           Accounting         Retirement
Partnership        Properties         Principle          Obligation
-----------       ------------      --------------       ----------

   III-A            $109,000        ($ 1,000)             $110,000
   III-B              76,000        (  1,000)               77,000
   III-C             192,000           2,000               190,000
   III-D             109,000           3,000               106,000
   III-E             264,000           3,000               261,000
   III-F             144,000           4,000               140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $5,000, $6,000, $9,000, $14,000, $83,000, and $10,000,
respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2003. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          52     President and Director

      Judy K. Fox              53     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2003 of reports required under Section 16 of the Securities Exchange Act of 1934.

      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West Second
Street, Tulsa, OK 74103. Such requests must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2003, 2002, and 2001, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2003          2002         2001
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2003, 2002, and 2001:




                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                        Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                        Awards            Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------      -------    -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2001      -            -          -           -              -            -           -
                        2002      -            -          -           -              -            -           -
                        2003      -            -          -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $154,275       -          -           -              -            -           -
                        2002    $148,384       -          -           -              -            -           -
                        2003    $150,821       -          -           -              -            -           -

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


                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                            Long Term Compensation
                                                                    ------------------------------------
                                        Annual Compensation                  Awards             Payouts
                                 -------------------------------    -----------------------     -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2001       -           -           -          -              -            -           -
                        2002       -           -           -          -              -            -           -
                        2003       -           -           -          -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $80,848       -           -          -              -            -           -
                        2002     $77,761       -           -          -              -            -           -
                        2003     $79,038       -           -          -              -            -           -

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



                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                       Annual Compensation                     Awards           Payouts
                                 -------------------------------     -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     -------     -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2001       -           -           -           -              -           -           -
                        2002       -           -           -           -              -           -           -
                        2003       -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001     $142,915      -           -           -              -           -           -
                        2002     $137,458      -           -           -              -           -           -
                        2003     $139,716      -           -           -              -           -           -

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



                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                -------------------------------     ------------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2001      -           -           -           -              -            -           -
                        2002      -           -           -           -              -            -           -
                        2003      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $76,564       -           -           -              -            -           -
                        2002    $73,641       -           -           -              -            -           -
                        2003    $74,850       -           -           -              -            -           -

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




                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                  Awards               Payouts
                                -------------------------------   -----------------------       -------
                                                                                  Securi-
                                                         Other                     ties                       All
     Name                                                Annual   Restricted      Under-                     Other
      and                                               Compen-     Stock         lying          LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)      Options/       Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)          SARs(#)         ($)         ($)
---------------         ----    -------     -------     -------   ----------     --------       -------     -------
Dennis R. Neill,
President(1)            2001      -           -           -         -              -              -           -
                        2002      -           -           -         -              -              -           -
                        2003      -           -           -         -              -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $244,443      -           -         -              -              -           -
                        2002    $235,110      -           -         -              -              -           -
                        2003    $238,971      -           -         -              -              -           -

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




                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2003

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation            Awards                     Payouts
                                -------------------------------     ----------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual     Restricted     Under-                    Other
      and                                               Compen-       Stock        lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)     Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)         SARs(#)        ($)         ($)
---------------         ----    -------     -------     -------     ----------    --------      -------     -------
Dennis R. Neill,
President(1)            2001      -           -           -           -             -             -           -
                        2002      -           -           -           -             -             -           -
                        2003      -           -           -           -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2001    $129,437      -           -           -             -             -           -
                        2002    $124,495      -           -           -             -             -           -
                        2003    $126,539      -           -           -             -             -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 3, 2004 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                            59,065     (22.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  59,065     (22.4%)

III-B Partnership:
-----------------
   Samson Resources Company                            31,182     (22.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  31,182     (22.5%)

III-C Partnership:
-----------------
   Samson Resources Company                            61,478     (25.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  61,478     (25.1%)

III-D Partnership:
-----------------
   Samson Resources Company                            36,236     (27.7%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  36,236     (27.7%)

III-E Partnership:
-----------------
   Samson Resources Company                           115,568     (27.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 115,568     (27.6%)

III-F Partnership:
-----------------
   Samson Resources Company                            63,828     (28.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  63,828     (28.8%)


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2003 and 2002, each Partnership paid the following audit fees:

                                                  2003        2002
                                                -------     -------
      Year-end audit per engagement letter      $19,250     $17,827
      1st quarter 10-Q review                       750         750
      2nd quarter 10-Q review                       750         750
      3rd quarter 10-Q review                       750         750


      Audit-Related Fees

      During 2003 and 2002 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2003 and 2002 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2003 and 2002 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.

                                    PART IV


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

            as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are filed as part of this report:

            Report of Independent Auditors
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners' Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

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

*4.10 Seventh Amendment to Agreement of Limited Partnership dated November 17, 2003, for the Geodyne Energy Income Limited Partnership III-A.

 4.11 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.12 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.16 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.19 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.20 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-B.

 4.21 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.22 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.24 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.25 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.28 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.29 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.30 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C.

 4.31 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.32 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.33 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.34 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.36 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.37 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Sixth Amendment to Agreement of Limited Partnership dated August 20, 2002 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.40 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

4.42 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership
            dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.43 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.46 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

 4.49 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.51 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.54 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.56 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

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

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-A.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-A.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-B.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-B.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-C.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-C.

*31.7       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-D.

*31.8       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-D.

*31.9       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-E.

*31.10      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-E.

*31.11      Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-F.

*31.12      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.


      All other Exhibits are omitted as inapplicable.

      ----------
      *Filed herewith.


(b)   Reports on Form 8-K filed during the fourth quarter of 2003:

      The following Partnerships filed Current Reports of Form 8-K as follows:

      Geodyne Energy Income Limited Partnership III-A
            Date of Event:                November 19, 2003
            Date filed with the SEC:      November 19, 2003
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

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

                                      March 30, 2004

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

By:   //s//Dennis R. Neill      President and            March 30, 2004
      -------------------       Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 30, 2004
      -------------------       Officer (Principal
        Craig D. Loseke         Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                March 30, 2004
      -------------------
          Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                              2003                2002
                                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents               $  804,593          $  718,665
   Accounts receivable:
      Related party (Note 2)                     -                    888
      Oil and gas sales                       509,275             617,187
                                            ---------           ---------
         Total current assets              $1,313,868          $1,336,740

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             847,993             867,774

DEFERRED CHARGE                               195,649             260,836
                                            ---------           ---------
                                           $2,357,510          $2,465,350
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   76,949          $   86,580
   Gas imbalance payable                       22,289              27,471
   Asset retirement obligation-
      current (Note 1)                          8,501                -
                                            ---------           ---------
         Total current liabilities         $  107,739          $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                       $   34,046          $   33,171
   Asset retirement obligation
      (Note 1)                                106,492                -
                                            ---------           ---------
         Total long-term liabilities       $  140,538          $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($  104,097)        ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 Units            2,213,330           2,405,219
                                            ---------           ---------
         Total Partners' capital           $2,109,233          $2,318,128
                                            ---------           ---------
                                           $2,357,510          $2,465,350
                                            =========           =========

              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 2003, 2002, and 2001

                                        2003             2002            2001
                                    ------------     ------------     ----------
REVENUES:
   Oil and gas sales                 $4,039,307       $3,875,098      $5,425,163
   Interest income                        5,800            7,489          33,344
   Gain (loss) on sale of oil
      and gas properties                   -         (    22,350)          5,635
                                      ---------        ---------       ---------
                                     $4,045,107       $3,860,237      $5,464,142

COSTS AND EXPENSES:
   Lease operating                   $  527,306       $  697,520      $  597,621
   Production tax                       309,211          217,732         422,469
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    186,388          552,708         519,385
   General and
      administrative                    315,566          312,358         308,576
                                      ---------        ---------       ---------
                                     $1,338,471       $1,780,318      $1,848,051
                                      ---------        ---------       ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                            $2,706,636       $2,079,919      $3,616,091

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                      (       673)            -               -
                                      ---------        ---------       ---------
NET INCOME                           $2,705,963       $2,079,919      $3,616,091
                                      =========        =========       =========
GENERAL PARTNER - NET
   INCOME                            $  286,852       $  256,987      $  405,019
                                      =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                            $2,419,111       $1,822,932      $3,211,072
                                      =========        =========       =========
NET INCOME per Unit                  $     9.16       $     6.91      $    12.16
                                      =========        =========       =========
UNITS OUTSTANDING                       263,976          263,976         263,976
                                      =========        =========       =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001

                               Limited          General
                               Partners         Partner          Total
                              ------------     ----------     ------------

Balance, Dec. 31, 2000         $3,587,215      ($132,196)      $3,455,019
   Net income                   3,211,072        405,019        3,616,091
   Cash distributions         ( 3,871,000)     ( 387,657)     ( 4,258,657)
                                ---------        -------        ---------

Balance, Dec. 31, 2001         $2,927,287      ($114,834)      $2,812,453
   Net income                   1,822,932        256,987        2,079,919
   Cash distributions         ( 2,345,000)     ( 229,244)     ( 2,574,244)
                                ---------        -------        ---------

Balance, Dec. 31, 2002         $2,405,219      ($ 87,091)      $2,318,128
   Net income                   2,419,111        286,852        2,705,963
   Cash distributions         ( 2,611,000)     ( 303,858)     ( 2,914,858)
                                ---------        -------        ---------

Balance, Dec. 31, 2003         $2,213,330      ($104,097)      $2,109,233
                                =========        =======        =========



              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 2003, 2002, and 2001

                                        2003           2002           2001
                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,705,963     $2,079,919     $3,616,091
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations             673          -              -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      186,388        552,708        519,385
      (Gain) loss on sale of oil
        and gas properties                 -            22,350    (     5,635)
      (Increase) decrease in
        accounts receivable-
        related party                        10    (        10)          -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               107,912    (    59,289)       255,651
      Decrease in deferred
        charge                           65,187         86,737            202
      Increase (decrease) in
        accounts payable            (     9,631)   (   114,987)       159,063
      Decrease in gas
        imbalance payable           (     5,182)   (     4,365)   (     2,634)
      Increase (decrease) in
        accrued liability                   875    (     7,792)   (    12,667)
                                      ---------      ---------      ---------

   Net cash provided by
      operating activities           $3,052,195     $2,555,271     $4,529,456
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   53,311)   ($  137,214)   ($  314,177)
   Proceeds from sale of oil
      and gas properties                  1,902           -             7,352
                                      ---------      ---------      ---------

   Net cash used by
      investing activities          ($   51,409)   ($  137,214)   ($  306,825)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,914,858)   ($2,574,244)   ($4,258,657)
                                      ---------      ---------      ---------
   Net cash used by
      financing activities          ($2,914,858)   ($2,574,244)   ($4,258,657)
                                      ---------      ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $   85,928    ($  156,187)   ($   36,026)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               718,665        874,852        910,878
                                      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  804,593     $  718,665     $  874,852
                                      =========      =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.









                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                2003              2002
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  417,271        $  397,754
   Accounts receivable:
      Related party (Note 2)                       -                  586
      Oil and gas sales                         274,296           346,664
                                              ---------         ---------
         Total current assets                $  691,567        $  745,004

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               450,273           461,645

DEFERRED CHARGE                                 128,417           184,282
                                              ---------         ---------
                                             $1,270,257        $1,390,931
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   52,293        $   57,077
   Gas imbalance payable                         11,711            12,396
   Asset retirement obligation-
      current (Note 1)                           25,060              -
                                              ---------         ---------
      Total current liabilities              $   89,064        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                         $   13,746        $   12,518
   Asset retirement obligation
      (Note 1)                                   58,151              -
                                              ---------         ---------
      Total long-term liabilities            $   71,897        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   68,928)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 Units              1,178,224         1,357,494
                                              ---------         ---------
         Total Partners' capital             $1,109,296        $1,308,940
                                              ---------         ---------
                                             $1,270,257        $1,390,931
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                      2003             2002            2001
                                  ------------      ----------      ----------
REVENUES:
   Oil and gas sales               $2,207,562       $2,276,161      $3,146,463
   Interest income                      2,971            3,923          17,017
   Gain (loss) on sale of oil
      and gas properties                 -         (    14,724)          2,391
                                    ---------        ---------       ---------
                                   $2,210,533       $2,265,360      $3,165,871

COSTS AND EXPENSES:
   Lease operating                 $  334,283       $  477,844      $  380,273
   Production tax                     174,948          145,092         250,473
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  126,318          336,505         314,346
   General and
      administrative                  175,515          173,046         170,681
                                    ---------        ---------       ---------
                                   $  811,064       $1,132,487      $1,115,773
                                    ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,399,469       $1,132,873      $2,050,098

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                    (       586)            -               -
                                    ---------        ---------       ---------
NET INCOME                         $1,398,883       $1,132,873      $2,050,098
                                    =========        =========       =========
GENERAL PARTNER - NET
   INCOME                          $  227,153       $  216,453      $  348,971
                                    =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                          $1,171,730       $  916,420      $1,701,127
                                    =========        =========       =========

NET INCOME per Unit                $     8.47       $     6.62      $    12.30
                                    =========        =========       =========

UNITS OUTSTANDING                     138,336          138,336         138,336
                                    =========        =========       =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    ------------

Balance, Dec. 31, 2000           $2,037,947     ($ 38,756)     $1,999,191
   Net income                     1,701,127       348,971       2,050,098
   Cash distributions           ( 1,998,000)    ( 377,491)    ( 2,375,491)
                                  ---------       -------       ---------

Balance, Dec. 31, 2001           $1,741,074     ($ 67,276)     $1,673,798
   Net income                       916,420       216,453       1,132,873
   Cash distributions           ( 1,300,000)    ( 197,731)    ( 1,497,731)
                                  ---------       -------       ---------

Balance, Dec. 31, 2002           $1,357,494     ($ 48,554)     $1,308,940
   Net income                     1,171,730       227,153       1,398,883
   Cash distributions           ( 1,351,000)    ( 247,527)    ( 1,598,527)
                                  ---------       -------       ---------

Balance, Dec. 31, 2003           $1,178,224     ($ 68,928)     $1,109,296
                                  =========       =======       =========


              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002           2001
                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,398,883     $1,132,873     $2,050,098
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations               586          -               -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       126,318        336,505        314,346
      (Gain) loss on sale of oil
        and gas properties                  -            14,724    (     2,391)
      (Increase) decrease in
        accounts receivable-
        related party                          7    (         7)          -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                 72,368    (    16,838)       126,715
      Decrease in deferred
        charge                            55,865         71,708          3,301
      Increase (decrease) in
        accounts payable             (     4,784)   (    66,188)        98,281
      Decrease in gas
        imbalance payable            (       685)   (     1,929)   (     2,168)
      Increase (decrease) in
        accrued liability                  1,228    (     6,840)   (     9,722)
                                       ---------      ---------      ---------

   Net cash provided by
      operating activities            $1,649,786     $1,464,008     $2,578,460
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   32,726)   ($   63,540)   ($  207,751)
   Proceeds from sale of oil
      and gas properties                     984            118          3,105
                                       ---------      ---------      ---------

   Net cash used by
      investing activities           ($   31,742)   ($   63,422)   ($  204,646)
                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,598,527)   ($1,497,731)   ($2,375,491)
                                       ---------      ---------      ---------
   Net cash used by
      financing activities           ($1,598,527)   ($1,497,731)   ($2,375,491)
                                       ---------      ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $   19,517    ($   97,145)   ($    1,677)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                397,754        494,899        496,576
                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  417,271     $  397,754     $  494,899
                                       =========      =========      =========




              The accompanying notes are an integral part of these
                              financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.










                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                2003              2002
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  711,441        $  480,424
   Accounts receivable:
      Oil and gas sales                         446,858           518,374
                                              ---------         ---------
         Total current assets                $1,158,299        $  998,798

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,691,169         1,694,533

DEFERRED CHARGE                                  53,217            57,867
                                              ---------         ---------
                                             $2,902,685        $2,751,198
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   77,907        $  143,943
   Gas imbalance payable                         38,187            43,923
   Asset retirement obligation-
      current (Note 1)                           28,206              -
                                              ---------         ---------
      Total current liabilities              $  144,300        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                         $  202,758        $  196,167
   Asset retirement obligation(Note 1)          166,247              -
                                              ---------         ---------
      Total long-term liabilities            $  369,005        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  153,480)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 Units              2,542,860         2,517,801
                                              ---------         ---------
         Total Partners' capital             $2,389,380        $2,367,165
                                              ---------         ---------
                                             $2,902,685        $2,751,198
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                      2003              2002             2001
                                   ----------        ----------       ----------
REVENUES:
   Oil and gas sales               $3,601,398        $2,740,888       $4,371,115
   Interest income                      4,707             4,112           32,045
   Gain on sale of oil and
      gas properties                   16,854            17,501           52,372
                                    ---------         ---------        ---------
                                   $3,622,959        $2,762,501       $4,455,532
COSTS AND EXPENSES:
   Lease operating                 $  617,922        $  664,164       $  681,586
   Production tax                     250,353           193,962          298,791
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  204,186           277,388          371,019
   General and
      administrative                  293,086           290,169          286,725
                                    ---------         ---------        ---------
                                   $1,365,547        $1,425,683       $1,638,121
                                    ---------         ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $2,257,412        $1,336,818       $2,817,411

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          2,317              -                -
                                    ---------         ---------        ---------
NET INCOME                         $2,259,729        $1,336,818       $2,817,411
                                    =========         =========        =========
GENERAL PARTNER -
   NET INCOME                      $  243,670        $  158,236       $  163,926
                                    =========         =========        =========
LIMITED PARTNERS -
   NET INCOME                      $2,016,059        $1,178,582       $2,653,485
                                    =========         =========        =========

NET INCOME per Unit                $     8.24        $     4.82       $    10.85
                                    =========         =========        =========

UNITS OUTSTANDING                     244,536           244,536          244,536
                                    =========         =========        =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2000         $3,854,734       ($152,824)     $3,701,910
   Net income                   2,653,485         163,926       2,817,411
   Cash distributions         ( 4,001,000)      ( 186,597)    ( 4,187,597)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $2,507,219       ($175,495)     $2,331,724
   Net income                   1,178,582         158,236       1,336,818
   Cash distributions         ( 1,168,000)      ( 133,377)    ( 1,301,377)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,517,801       ($150,636)     $2,367,165
   Net income                   2,016,059         243,670       2,259,729
   Cash distributions         ( 1,991,000)      ( 246,514)    ( 2,237,514)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,542,860       ($153,480)     $2,389,380
                                =========         =======       =========


              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003            2002           2001
                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,259,729      $1,336,818     $2,817,411
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                     (     2,317)           -              -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       204,186         277,388        371,019
      Gain on sale of oil and
        gas properties               (    16,854)    (    17,501)   (    52,372)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                 71,516     (   156,240)       529,877
      Decrease in deferred
        charge                             4,650          15,605         16,576
      Increase (decrease) in
        accounts payable             (    66,036)         57,544         14,668
      Increase (decrease) in
        gas imbalance payable        (     5,736)          3,199         24,057
      Increase in accrued
        liability                          6,591          27,719          9,490
                                       ---------       ---------      ---------
   Net cash provided by
      operating activities            $2,455,729      $1,544,532     $3,730,726
                                       ---------       ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   21,609)    ($  153,761)   ($  128,049)
   Proceeds from sale of oil
      and gas properties                  34,411          20,018         52,664
                                       ---------       ---------      ---------
   Net cash provided (used)
      by investing activities         $   12,802     ($  133,743)   ($   75,385)
                                       ---------       ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,237,514)    ($1,301,377)   ($4,187,597)
                                       ---------       ---------      ---------
   Net cash used by
      financing activities           ($2,237,514)    ($1,301,377)   ($4,187,597)
                                       ---------       ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  231,017      $  109,412    ($  532,256)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                480,424         371,012        903,268
                                       ---------       ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  711,441      $  480,424     $  371,012
                                       =========       =========      =========




              The accompanying notes are an integral part of these
                              financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                 2003              2002
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  438,562        $  306,024
   Accounts receivable:
      Oil and gas sales                          339,466           386,024
                                               ---------         ---------
         Total current assets                 $  778,028        $  692,048

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                                943,562           755,553

DEFERRED CHARGE                                    9,952            10,949
                                               ---------         ---------
                                              $1,731,542        $1,458,550
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $   83,251        $  171,347
   Gas imbalance payable                           5,189              -
   Asset retirement obligation-
      current (Note 1)                             7,187              -
                                               ---------         ---------
      Total current liabilities               $   95,627        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  247,304        $  251,798
   Asset retirement obligation
      (Note 1)                                   306,844              -
                                               ---------         ---------
      Total long-term liabilities             $  554,148        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   47,561)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 Units               1,129,328         1,086,354
                                               ---------         ---------
         Total Partners' capital              $1,081,767        $1,035,405
                                               ---------         ---------
                                              $1,731,542        $1,458,550
                                               =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                      2003             2002            2001
                                   ----------       ----------      ----------
REVENUES:
   Oil and gas sales               $2,513,778       $1,976,714      $2,912,359
   Interest income                      2,723            1,879          20,356
   Gain on sale of oil
      and gas properties               10,701           15,250           7,258
                                    ---------        ---------       ---------
                                   $2,527,202       $1,993,843      $2,939,973
COSTS AND EXPENSES:
   Lease operating                    612,216       $  739,840      $  715,289
   Production tax                     178,557          141,082         199,382
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                      122,507          149,360         125,449
   General and
      administrative                  167,388          164,911         162,783
                                    ---------        ---------       ---------
                                   $1,080,668       $1,195,193      $1,202,903
                                    ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,446,534       $  798,650      $1,737,070

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          2,875             -               -
                                    ---------        ---------       ---------

NET INCOME                         $1,449,409       $  798,650      $1,737,070
                                    =========        =========       =========
GENERAL PARTNER - NET
   INCOME                          $  155,435       $   93,120      $  107,057
                                    =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                          $1,293,974       $  705,530      $1,630,013
                                    =========        =========       =========

NET INCOME per Unit                $     9.88       $     5.39      $    12.44
                                    =========        =========       =========

UNITS OUTSTANDING                     131,008          131,008         131,008
                                    =========        =========       =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2000         $1,779,811       ($ 58,871)      $1,720,940
   Net income                   1,630,013         107,057        1,737,070
   Cash distributions         ( 2,537,000)      ( 121,142)     ( 2,658,142)
                                ---------         -------        ---------

Balance, Dec. 31, 2001         $  872,824       ($ 72,956)      $  799,868
   Net income                     705,530          93,120          798,650
   Cash distributions         (   492,000)      (  71,113)     (   563,113)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $1,086,354       ($ 50,949)      $1,035,405
   Net income                   1,293,974         155,435        1,449,409
   Cash distributions         ( 1,251,000)      ( 152,047)     ( 1,403,047)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $1,129,328       ($ 47,561)      $1,081,767
                                =========         =======        =========



              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002           2001
                                     ------------    ----------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,449,409      $798,650      $1,737,070
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                     (     2,875)        -               -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       122,507       149,360         125,449
      Gain on sale of oil
        and gas properties           (    10,701)    (  15,250)    (     7,258)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales                 46,558     ( 135,638)        355,840
      Decrease in deferred
        charge                               997           665           4,241
      Increase (decrease) in
        accounts payable             (    88,096)       23,479          77,330
      Increase (decrease) in
        gas imbalance payable              5,189          -        (     3,555)
      Increase (decrease) in
        accrued liability            (     4,494)       41,604          17,965
                                       ---------       -------       ---------
   Net cash provided by
      operating activities            $1,518,494      $862,870      $2,307,082
                                       ---------       -------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($    6,141)    ($170,676)    ($   58,029)
   Proceeds from sale of oil
      and gas properties                  23,232        16,935           7,258
                                       ---------       -------       ---------
   Net cash provided (used)
      by investing activities         $   17,091     ($153,741)    ($   50,771)
                                       ---------       -------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,403,047)    ($563,113)    ($2,658,142)
                                       ---------       -------       ---------
   Net cash used by
      financing activities           ($1,403,047)    ($563,113)    ($2,658,142)
                                       ---------       -------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  132,538      $146,016     ($  401,831)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                306,024       160,008         561,839
                                       ---------       -------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  438,562      $306,024      $  160,008
                                       =========       =======       =========



              The accompanying notes are an integral part of these
                              financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.










                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------

                                                2003              2002
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,513,224        $  801,420
   Accounts receivable:
      Oil and gas sales                       1,087,689           924,827
                                              ---------         ---------
         Total current assets                $2,600,913        $1,726,247

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             4,004,314         2,646,994

DEFERRED CHARGE                                  49,696            69,176
                                              ---------         ---------
                                             $6,654,923        $4,442,417
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  415,194        $  746,759
   Accrued liability-other (Note 1)                -              122,289
   Gas imbalance payable                          2,736             2,736
   Asset retirement obligation-
      current (Note 1)                           12,713              -
                                              ---------         ---------
      Total current liabilities              $  430,643        $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                         $  342,831        $  328,632
   Asset retirement obligation (Note 1)       1,756,150               -
                                              ---------         ---------
      Total long-term liabilities            $2,098,981        $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  177,234)      ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 Units              4,302,533         3,492,685
                                              ---------         ---------
         Total Partners' capital             $4,125,299        $3,242,001
                                              ---------         ---------
                                             $6,654,923        $4,442,417
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                     2003             2002            2001
                                  ----------       ----------      ----------
REVENUES:
   Oil and gas sales              $7,321,216       $5,376,000      $8,238,544
   Interest income                     5,786            2,779          53,027
   Gain on sale of
      oil and gas properties          76,301             -             55,511
                                   ---------        ---------       ---------
                                  $7,403,303       $5,378,779      $8,347,082

COSTS AND EXPENSES:
   Lease operating                $2,697,234       $3,228,739      $2,974,088
   Production tax                    500,810          345,919         537,153
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                     412,149          392,936         350,179
   General and
      administrative                 487,927          484,967         479,763
                                   ---------        ---------       ---------
                                  $4,098,120       $4,452,561      $4,341,183
                                   ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE           $3,305,183       $  926,618      $4,005,899

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                         2,725             -               -
                                   ---------        ---------       ---------
NET INCOME                        $3,307,908       $  926,218      $4,005,899
                                   =========        =========       =========
GENERAL PARTNER - NET
   INCOME                         $  367,060       $  127,708      $  261,289
                                   =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                         $2,940,848       $  798,510      $3,744,610
                                   =========        =========       =========

NET INCOME per Unit               $     7.03       $     1.91      $     8.95
                                   =========        =========       =========

UNITS OUTSTANDING                    418,266          418,266         418,266
                                   =========        =========       =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2000          $5,410,565      ($240,721)      $5,169,844
   Net income                    3,744,610        261,289        4,005,899
   Cash distributions          ( 6,195,000)     ( 307,326)     ( 6,502,326)
                                 ---------        -------        ---------

Balance, Dec. 31, 2001          $2,960,175      ($286,758)      $2,673,417
   Net income                      798,510        127,708          926,218
   Cash distributions          (   266,000)     (  91,634)     (   357,634)
                                 ---------        -------        ---------

Balance, Dec. 31, 2002          $3,492,685      ($250,684)      $3,242,001
   Net income                    2,940,848        367,060        3,307,908
   Cash distributions          ( 2,131,000)     ( 293,610)     ( 2,424,610)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,302,533      ($177,234)      $4,125,299
                                 =========        =======        =========



              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                        2003            2002            2001
                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $3,307,908      $  926,218      $4,005,899
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                    (     2,725)           -               -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      412,149         392,936         350,179
      Gain on sale of oil and
        gas properties              (    76,301)           -        (    55,511)
      Settlement of asset
        retirement obligation       (     1,848)           -               -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (   162,862)    (   237,737)      1,128,483
      Decrease in deferred
        charge                           19,480          18,536          41,760
      Increase (decrease) in
        accounts payable            (   331,565)    (    26,248)        365,120
      Increase (decrease) in
        accrued liability - other   (   122,289)        122,289            -
      Decrease in gas
        imbalance payable                  -        (     2,255)    (    43,455)
      Increase (decrease) in
        accrued liability                14,199          11,411     (   195,336)
                                      ---------       ---------       ---------
   Net cash provided by
      operating activities           $3,056,146      $1,205,150      $5,597,139
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   21,436)    ($  486,120)    ($  338,130)
   Proceeds from sale of oil
      and gas properties                101,704            -             55,511
                                      ---------       ---------       ---------
   Net cash provided (used)
      by investing activities        $   80,268     ($  486,120)    ($  282,619)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,424,610)    ($  357,634)    ($6,502,326)
                                      ---------       ---------       ---------
   Net cash used by
      financing activities          ($2,424,610)    ($  357,634)    ($6,502,326)
                                      ---------       ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  711,804      $  361,396     ($1,187,806)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               801,420         440,024       1,627,830
                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,513,224      $  801,420      $  440,024
                                      =========       =========       =========




              The accompanying notes are an integral part of these
                              financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.










                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                2003              2002
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  521,918        $  284,588
   Accounts receivable:
      Oil and gas sales                         352,465           348,300
                                              ---------         ---------
         Total current assets                $  874,383        $  632,888

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,695,682         1,764,313

DEFERRED CHARGE                                  22,237            29,946
                                              ---------         ---------
                                             $2,592,302        $2,427,147
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   96,896        $  118,741
   Accrued liability - other
      (Note 1)                                     -              102,690
   Gas imbalance payable                          2,295             2,295
   Asset retirement obligation-
      current (Note 1)                            4,002              -
                                              ---------         ---------
      Total current liabilities              $  103,193        $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                         $  131,768        $  118,005
   Asset retirement obligation(Note 1)          138,975              -
                                              ---------         ---------
      Total long-term liabilities            $  270,743        $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  156,356)      ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 Units              2,374,722         2,245,037
                                              ---------         ---------
         Total Partners' capital             $2,218,366        $2,085,416
                                              ---------         ---------
                                             $2,592,302        $2,427,147
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Operations
                   For the Years Ended December 31, 2003, 2002, and 2001

                                      2003             2002            2001
                                   ----------       ----------      ----------
REVENUES:
   Oil and gas sales               $2,479,778       $1,636,758      $2,934,300
   Interest income                      2,295            1,692          28,508
   Gain on sale of oil
      and gas properties                 -                -            338,452
                                    ---------        ---------       ---------
                                   $2,482,073       $1,638,450      $3,301,260

COSTS AND EXPENSES:
   Lease operating                 $  615,422       $  518,772      $  721,343
   Production tax                     139,080           84,586         170,150
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  215,975          273,499         262,361
   General and
      administrative                  267,876          265,097         261,816
                                    ---------        ---------       ---------
                                   $1,238,353       $1,141,954      $1,415,670
                                    ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,243,720       $  496,496      $1,885,590

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          3,712             -               -
                                    ---------        ---------       ---------

NET INCOME                         $1,247,432       $  496,496      $1,885,590
                                    =========        =========       =========
GENERAL PARTNER - NET
   INCOME                          $   70,747       $   35,680      $  103,349
                                    =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                          $1,176,685       $  460,816      $1,782,241
                                    =========        =========       =========

NET INCOME per Unit                $     5.31       $     2.08      $     8.05
                                    =========        =========       =========

UNITS OUTSTANDING                     221,484          221,484         221,484
                                    =========        =========       =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                               Limited           General
                               Partners          Partner         Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2000        $3,593,980       ($135,914)      $3,458,066
   Net income                  1,782,241         103,349        1,885,590
   Cash distributions        ( 3,017,000)      ( 129,090)     ( 3,146,090)
                               ---------         -------        ---------

Balance, Dec. 31, 2001        $2,359,221       ($161,655)      $2,197,566
   Net income                    460,816          35,680          496,496
   Cash distributions        (   575,000)      (  33,646)     (   608,646)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $2,245,037       ($159,621)      $2,085,416
   Net income                  1,176,685          70,747        1,247,432
   Cash distributions        ( 1,047,000)      (  67,482)     ( 1,114,482)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $2,374,722       ($156,356)      $2,218,366
                               =========         =======        =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                         2003           2002           2001
                                     ------------    ----------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,247,432      $496,496      $1,885,590
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                     (     3,712)        -                -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       215,975      273,499          262,361
      Gain on sale of oil and
        gas properties                      -            -         (   338,452)
      Settlement of asset
        retirement obligation        (       903)        -                -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales            (     4,165)   ( 108,479)         427,792
      Decrease in deferred
        charge                             7,709        7,055           15,413
      Increase (decrease) in
        accounts payable             (    21,845)      59,967              559
      Increase (decrease) in
        accrued liability - other    (   102,690)     102,690             -
      Decrease in gas
        imbalance payable                   -            -         (    12,956)
      Increase in accrued
        liability                         13,763        6,834            4,148
                                       ---------      -------        ---------
   Net cash provided by
      operating activities            $1,351,564     $838,062       $2,244,455
                                       ---------      -------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   16,762)   ($ 89,261)     ($   52,855)
   Proceeds from sale of oil
      and gas properties                  17,010         -             344,043
                                       ---------      -------        ---------
   Net cash provided (used)
      by investing activities         $      248    ($ 89,261)      $  291,188
                                       ---------      -------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,114,482)   ($608,646)     ($3,146,090)
                                       ---------      -------        ---------
   Net cash used by
      financing activities           ($1,114,482)   ($608,646)     ($3,146,090)
                                       ---------      -------        ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  237,330     $140,155      ($  610,447)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                284,588      144,433          754,880
                                       ---------      -------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  521,918     $284,588       $  144,433
                                       =========      =======        =========





              The accompanying notes are an integral part of these
                              financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 2003, 2002, and 2001

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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the III-A, III-B, and III-C Partnerships for the third extension period and the III-D, III-E, and III-F Partnerships for the second extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                      Initial          Extensions  Current
Partnership       Termination Date     Exercised   Termination Date
-----------       ------------------   ---------   ------------------
  III-A           November 22, 1999       3        November 22, 2005
  III-B           January 24, 2000        3        December 31, 2005
  III-C           February 28, 2000       3        December 31, 2005
  III-D           September 5, 2000       2        September 5, 2004
  III-E           December 26, 2000       2        December 26, 2004
  III-F           March 7, 2001           2        March 7, 2005

      The General Partner has not determined whether it will further extend the term of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

      An affiliate of the General Partner owned the following Units at December 31, 2003:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A                59,015                22.4%
               III-B                31,132                22.5%
               III-C                61,228                25.0%
               III-D                35,986                27.5%
               III-E               114,808                27.5%
               III-F                63,428                28.6%

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


      The Partnerships' payout dates and current general partner/limited partner sharing ratio of costs and income are shown on the following chart:

                                                     Current
                               Payout           Costs and Income
      Partnership             Occurred               Sharing
      -----------          -------------        ----------------
         III-A             2nd Qtr. 2000              10%/90%
         III-B             1st Qtr. 1998              15%/85%
         III-C             4th Qtr. 2001              10%/90%
         III-D             3rd Qtr. 2001              10%/90%
         III-E             3rd Qtr. 2001              10%/90%
         III-F             Not Paid Out                5%/95%


      Basis of Presentation

      These  financial   statements   reflect  the  combined  accounts  of  each
Partnership after the elimination of all inter-partnership transactions and balances.


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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2003, 2002, and 2001 were as follows:


            Partnership       2003        2002        2001
            -----------       -----       -----       -----

               III-A          $1.42       $2.69       $2.42
               III-B           1.76        2.80        2.50
               III-C           1.63        1.84        2.17
               III-D           1.35        1.37        1.04
               III-E           1.52        1.31         .95
               III-F           2.41        2.55        2.01


      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2003. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2003                      2002
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          225,065     $195,649       300,053     $260,836
         III-B          116,099      128,417       166,605      184,282
         III-C           90,520       53,217        98,430       57,867
         III-D            9,753        9,952        10,730       10,949
         III-E           25,212       49,696        35,095       69,176
         III-F           20,128       22,237        27,105       29,946


      Accrued Liability - Other

      The accrued liability - other at December 31, 2002 for the III-E and III-F Partnerships represents a charge accrued for the payment of refund amounts to royalty and overriding royalty interest owners in relation to the R. W. Scott Investments, LLC v. Samson Resources Company lawsuit.


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               2003                       2002
                        --------------------       ------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A               39,165     $ 34,046       38,158     $ 33,171
      III-B               12,428       13,746       11,318       12,518
      III-C              318,616      202,758      319,227      196,167
      III-D              223,033      247,304      231,192      251,798
      III-E              173,929      342,831      166,725      328,632
      III-F              114,044      131,768      107,831      118,005


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2003 and 2002 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2003                       2002
                        -------------------        -------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          ------      -------        ------      -------

      III-A              14,859      $22,289        18,314     $27,471
      III-B               7,807       11,711         8,264      12,396
      III-C              25,458       38,187        29,282      43,923
      III-D               3,459        5,189          -           -
      III-E               1,824        2,736         1,824       2,736
      III-F               1,530        2,295         1,530       2,295


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

      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, the asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


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

                                      Increase
                  Increase in       (decrease) in
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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $5,000, $6,000, $9,000, $14,000, $83,000, and $10,000,
respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the year ended December 31, 2003 are as shown below.

                                III-A Partnership
                                -----------------
                                                                     2003
                                                                   --------
Total Asset Retirement Obligation, January 1, 2003                 $109,762
Additions and Revisions                                                 627
Accretion Expense                                                     4,604
                                                                    -------
Total Asset Retirement Obligation, December 31, 2003               $114,993
                                                                    =======
Asset Retirement Obligation - Current                              $  8,501
Asset Retirement Obligation - Long-Term                             106,492

                                III-B Partnership
                                -----------------
                                                                  2003
                                                               ----------
Total Asset Retirement Obligation, January 1, 2003              $ 76,536
Additions and Revisions                                              198
Accretion Expense                                                  6,477
                                                                 -------
Total Asset Retirement Obligation, December 31, 2003            $ 83,211
                                                                 =======
Asset Retirement Obligation - Current                           $ 25,060
Asset Retirement Obligation - Long-Term                           58,151



                                III-C Partnership
                                -----------------
                                                                  2003
                                                               ----------
Total Asset Retirement Obligation, January 1, 2003              $189,767
Additions and Revisions                                              230
Settlements and Disposals                                      (   3,216)
Accretion Expense                                                  7,672
                                                                 -------
Total Asset Retirement Obligation, December 31, 2003            $194,453
                                                                 =======
Asset Retirement Obligation - Current                           $ 28,206
Asset Retirement Obligation - Long-Term                          166,247



                                III-D Partnership
                                -----------------
                                                                  2003
                                                               ----------
Total Asset Retirement Obligation, January 1, 2003              $106,449
Additions and Revisions                                          203,597
Settlements and Disposals                                      (     273)
Accretion Expense                                                  4,258
                                                                 -------
Total Asset Retirement Obligation, December 31, 2003            $314,031
                                                                 =======
Asset Retirement Obligation - Current                           $  7,187
Asset Retirement Obligation - Long-Term                          306,844

                                III-E Partnership
                                -----------------
                                                                   2003
                                                               ------------
Total Asset Retirement Obligation, January 1, 2003              $  260,513
Additions and Revisions                                          1,508,408
Settlements and Disposals                                      (     4,687)
Accretion Expense                                                    4,629
                                                                 ---------
Total Asset Retirement Obligation, December 31, 2003            $1,768,863
                                                                 =========
Asset Retirement Obligation - Current                           $   12,713
Asset Retirement Obligation - Long-Term                          1,756,150



                                III-F Partnership
                                -----------------
                                      2003
                                                                 ----------
Total Asset Retirement Obligation, January 1, 2003                $139,563
Settlements and Disposals                                        (   2,303)
Accretion Expense                                                    5,717
                                                                   -------
Total Asset Retirement Obligation, December 31, 2003              $142,977
                                                                   =======
Asset Retirement Obligation - Current                             $  4,002
Asset Retirement Obligation - Long-Term                            138,975

      Had FAS No. 143 been adopted at January 1, 2001 the amount of the asset retirement obligation at that date and at December 31, 2001 and 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002 and 2001, the proforma impact for the Partnerships during the year ended December 31, 2002 and 2001 would have been an increase in depreciation, depletion, and amortization expense of approximately the following amounts:

                                2002              2001
                              -------           -------

            III-A             $ 5,000           $ 8,000
            III-B               4,000             5,000
            III-C               9,000            11,000
            III-D               6,000             6,000
            III-E              17,000            19,000
            III-F               9,000             9,000

2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2003, 2002, and 2001:

            Partnership         2003           2002           2001
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136

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


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2003, 2002, and 2001:

   Partnership              Purchaser                     Percentage
   -----------      ------------------------       --------------------------
                                                   2003       2002      2001
                                                   -----      -----     -----

      III-A         Eaglwing Trading, Inc.
                      ("Eaglwing")                 27.0%      24.0%       -
                    Valero Industrial Gas
                      L.P. ("Valero")              23.9%      21.0%     25.2%
                    Conoco, Inc.                     -        16.2%     11.4%
                    El Paso Energy Marketing
                      Company ("El Paso")            -        10.5%     18.3%
                    Phibro Energy, Inc.
                      ("Phibro")                     -          -       27.9%

      III-B         Eaglwing                       32.0%      26.4%       -
                    Valero                         20.3%      16.6%     20.3%
                    Conoco, Inc.                     -        18.1%     13.0%
                    Phibro                           -          -       32.0%
                    El Paso                          -          -       14.4%

      III-C         Cinergy Marketing Company
                      ("Cinergy")                  23.2%        -         -
                    Duke Energy Field
                      Services, Inc. ("Duke")      19.6%        -         -
                    Oneok Field Servings Co.
                      ("ONEOK")                    17.7%      14.8%       -
                    El Paso                          -        44.8%     63.5%

      III-D         Cinergy                        28.1%        -         -
                    Eaglwing                       23.9%      22.0%     15.2%
                    ONEOK                          15.2%      12.7%       -
                    Duke                           14.5%        -         -
                    El Paso                          -        43.1%     66.7%

      III-E         Eaglwing                       36.1%      43.7%     36.3%
                    Duke                           13.7%      12.1%       -
                    El Paso                          -        14.1%     21.7%

      III-F         Mountain Gas Resources,
                      Inc.                         19.7%        -         -
                    Duke                           17.3%      13.9%       -
                    Eaglwing                       15.4%      19.9%     11.1%
                    El Paso                          -        35.3%     45.8%


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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2003 and 2002 were as follows:

                               III-A Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------

   Proved properties                         $16,012,281       $15,883,585

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 15,164,288)     ( 15,015,811)
                                              ----------        ----------
         Net oil and gas
            properties                       $   847,993       $   867,774
                                              ==========        ==========

                               III-B Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------
   Proved properties                         $ 9,598,596       $ 9,513,764

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  9,148,323)     (  9,052,119)
                                              ----------        ----------
         Net oil and gas
            properties                       $   450,273       $   461,645
                                              ==========        ==========

                               III-C Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------
   Proved properties                         $17,971,295       $18,236,659

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 16,280,126)     ( 16,542,126)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,691,169       $ 1,694,533
                                              ==========        ==========

                               III-D Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------
   Proved properties                         $11,173,482       $10,939,239

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 10,229,920)     ( 10,183,686)
                                              ----------        ----------

         Net oil and gas
            properties                       $   943,562       $   755,553
                                              ==========        ==========

                               III-E Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------
   Proved properties                         $33,870,262       $32,607,666

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 29,865,948)     ( 29,960,672)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 4,004,314       $ 2,646,994
                                              ==========        ==========

                               III-F Partnership
                               -----------------

                                                2003              2002
                                            -------------     -------------
   Proved properties                         $13,680,802       $14,034,441

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 11,985,120)     ( 12,270,128)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,695,682       $ 1,764,313
                                              ==========        ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2003, 2002, and 2001. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2003, 2002, and 2001 were as follows:

            Partnership        2003(1)        2002         2001
            -----------      ----------     --------     --------

               III-A         $   53,311     $137,214     $314,177
               III-B             32,726       63,540      207,751
               III-C             21,609      153,761      128,049
               III-D            209,710      170,676       58,029
               III-E          1,529,844      486,120      338,130
               III-F             16,762       89,261       52,855

            ----------------
            (1) Excludes the estimated asset retirement costs for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships of approximately $75,000, $51,000, $121,000, $74,000, $200,000, and $95,000, respectively, recorded as part of the FAS No. 143 implementation.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2003, 2002, and 2001 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder

Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   134,841        4,627,887
   Production                                   ( 82,520)      (  791,697)
   Sale of minerals in place                    (    137)      (    7,596)
   Extensions and discoveries                    107,611          362,597
   Revision of previous
      estimates                                   31,991       (  169,430)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   191,786        4,021,761
   Production                                   ( 54,340)      (  908,912)
   Sale of minerals in place                        -          (   63,629)
   Extensions and discoveries                      3,943           93,874
   Revision of previous
      estimates                                 ( 80,893)         723,606
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    60,496        3,866,700
   Production                                   ( 45,080)      (  516,905)
   Extensions and discoveries                         40            7,988
   Revision of previous
      estimates                                  123,755          681,695
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   139,211        4,039,478
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                             186,601        3,970,473
                                                 =======        =========
   December 31, 2002                              55,311        3,815,412
                                                 =======        =========
   December 31, 2003                             134,026        3,989,058
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   128,777        2,081,540
   Production                                   ( 58,965)      (  400,249)
   Sale of minerals in place                    (     58)      (    3,203)
   Extensions and discoveries                     70,945          239,174
   Revision of previous
      estimates                                 (  5,797)      (   65,431)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   134,902        1,851,831
   Production                                   ( 39,042)      (  486,057)
   Sale of minerals in place                        -          (   41,974)
   Extensions and discoveries                        974           27,991
   Revision of previous
      estimates                                 ( 50,150)         324,236
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    46,684        1,676,027
   Production                                   ( 31,275)      (  243,753)
   Extensions and discoveries                         18            3,366
   Revision of previous
      estimates                                   72,212          242,200
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    87,639        1,677,840
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                             131,480        1,817,998
                                                 =======        =========
   December 31, 2002                              43,262        1,642,194
                                                 =======        =========
   December 31, 2003                              84,217        1,644,581
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   127,243        5,412,690
   Production                                   ( 14,973)      (  935,377)
   Sale of minerals in place                    (    303)      (    5,635)
   Extensions and discoveries                      1,758           57,794
   Revision of previous
      estimates                                 ( 28,572)         602,560
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                    85,153        5,132,032
   Production                                   ( 14,716)      (  817,975)
   Sale of minerals in place                    (    107)      (   13,589)
   Extensions and discoveries                     26,626          165,353
   Revision of previous
      estimates                                   13,960          462,792
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   110,916        4,928,613
   Production                                   ( 13,872)      (  668,059)
   Sale of minerals in place                    (     19)      (    1,572)
   Extensions and discoveries                          5            1,400
   Revision of previous
      estimates                                    2,689        1,088,723
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    99,719        5,349,105
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                              85,153        5,132,032
                                                 =======        =========
   December 31, 2002                             110,916        4,928,613
                                                 =======        =========
   December 31, 2003                              99,719        5,349,105
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   359,321        2,955,669
   Production                                   ( 27,570)      (  561,664)
   Sale of minerals in place                    (     27)      (      572)
   Extensions and discoveries                       -             164,924
   Revision of previous
      estimates                                 (134,351)         390,180
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   197,373        2,948,537
   Production                                   ( 25,279)      (  501,256)
   Sale of minerals in place                    (     90)      (   11,178)
   Extensions and discoveries                     64,310          111,613
   Revision of previous
      estimates                                 (    122)         119,822
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   236,192        2,667,538
   Production                                   ( 26,438)      (  387,346)
   Sale of minerals in place                    (     54)      (    4,885)
   Revision of previous
      estimates                                 ( 52,656)         377,307
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   157,044        2,652,614
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                             197,373        2,948,537
                                                 =======        =========
   December 31, 2002                             236,192        2,667,538
                                                 =======        =========
   December 31, 2003                             157,044        2,652,614
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 2000                   2,216,123       8,951,531
   Production                                   (  162,557)     (1,226,795)
   Sale of minerals in place                    (    1,513)           -
   Extensions and discoveries                          121       1,154,075
   Revision of previous
      estimates                                 (  927,113)     (   44,375)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2001                   1,125,061       8,834,436
   Production                                   (  133,901)     (1,000,715)
   Extensions and discoveries                      301,037         138,157
   Revision of previous
      estimates                                 (   32,339)     (  717,619)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2002                   1,259,858       7,254,259
   Production                                   (  129,314)    (   854,720)
   Sale of minerals in place                    (      395)    (    34,850)
   Extensions and discoveries                           38           2,639
   Revision of previous
      estimates                                 (  455,263)        198,619
                                                 ---------       ---------

Proved reserves, Dec. 31, 2003                     674,924       6,565,947
                                                 =========       =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                             1,125,061       8,834,436
                                                 =========       =========
   December 31, 2002                             1,259,858       7,254,259
                                                 =========       =========
   December 31, 2003                               674,924       6,565,947
                                                 =========       =========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2000                   352,584        5,532,849
   Production                                   ( 27,090)      (  621,792)
   Sale of minerals in place                    ( 90,178)            -
   Revision of previous
      estimates                                 ( 20,901)      (  295,205)
                                                 -------        ---------

Proved reserves, Dec. 31, 2001                   214,415        4,615,852
   Production                                   ( 23,209)      (  503,895)
   Extensions and discoveries                        649          102,747
   Revision of previous
      estimates                                   33,017          449,598
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   224,872        4,664,302
   Production                                   ( 20,685)      (  412,842)
   Extensions and discoveries                         32            2,261
   Revision of previous
      estimates                                  156,069          228,662
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   360,288        4,482,383
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2001                             214,415        4,615,852
                                                 =======        =========
   December 31, 2002                             224,872        4,664,302
                                                 =======        =========
   December 31, 2003                             360,288        4,482,383
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2003 and 2002 are as follows:

                                III-A Partnership
                                -----------------

                                                   2003
                              ---------------------------------------------
                                First     Second       Third      Fourth
                               Quarter    Quarter     Quarter     Quarter
                              ----------  ----------  ----------  ---------

Total Revenues                $1,243,101  $1,051,904  $  945,570  $804,532
Gross Profit (1)               1,051,081     860,462     728,524   568,523
Net Income                       910,872     748,079     613,717   433,295
Limited Partners'
   Net Income
   Per Unit                         3.09        2.54        2.08      1.45

                                                   2002
                              ---------------------------------------------
                                First     Second       Third      Fourth
                               Quarter    Quarter     Quarter     Quarter
                              ----------  ----------  ----------  ---------

Total Revenues                $  961,717  $1,029,957  $1,053,534  $815,029
Gross Profit (1)                 697,993     800,860     822,812   623,320
Net Income                       508,436     656,687     504,747   410,049
Limited Partners'
   Net Income
   Per Unit                         1.70        2.22        1.64      1.35


------------------
(1) Total revenues less oil and gas production expenses.

                                III-B Partnership
                                -----------------

                                                   2003
                              -------------------------------------------
                                 First      Second      Third     Fourth
                                Quarter     Quarter     Quarter   Quarter
                                --------    -------     --------  --------

Total Revenues                  $701,334    $572,233    $511,485  $425,481
Gross Profit (1)                 581,555     478,698     388,569   252,480
Net Income                       498,480     408,943     324,694   166,766
Limited Partners'
   Net Income
   Per Unit                         3.03        2.49        1.97       .98

                                                   2002
                              --------------------------------------------
                                 First      Second      Third     Fourth
                                Quarter     Quarter     Quarter   Quarter
                                --------    --------    --------  --------

Total Revenues                  $599,873    $609,771    $605,096  $450,620
Gross Profit (1)                 417,495     443,082     455,035   326,812
Net Income                       302,642     360,742     266,818   202,671
Limited Partners'
   Net Income
   Per Unit                         1.80        2.17        1.50      1.15




--------------------
(1) Total revenues less oil and gas production expenses.

                                III-C Partnership
                                -----------------


                                                   2003
                              --------------------------------------------
                                First        Second      Third     Fourth
                               Quarter       Quarter    Quarter   Quarter
                              ----------    --------    --------  --------

Total Revenues                $1,156,682    $964,974    $757,740  $743,563
Gross Profit (1)                 917,916     740,580     598,071   498,117
Net Income                       798,685     609,714     477,634   373,696
Limited Partners'
   Net Income
   Per Unit                         2.92        2.23        1.74      1.35

                                                   2002
                              --------------------------------------------
                                First        Second      Third     Fourth
                               Quarter       Quarter     Quarter   Quarter
                              ----------    --------    --------  --------

Total Revenues                $  571,778    $733,300    $665,997  $791,426
Gross Profit (1)                 351,707     584,708     496,183   471,777
Net Income                       199,840     446,770     374,331   315,877
Limited Partners'
   Net Income
   Per Unit                          .71        1.62        1.36      1.13


--------------------
(1) Total revenues less oil and gas production expenses.

                                III-D Partnership
                                -----------------


                                                   2003
                              --------------------------------------------
                                First        Second      Third     Fourth
                               Quarter       Quarter    Quarter   Quarter
                              ----------    --------    --------  --------

Total Revenues                  $858,353    $669,742    $442,252  $556,855
Gross Profit (1)                 651,047     464,235     282,124   339,023
Net Income                       588,424     385,754     214,210   261,021
Limited Partners'
   Net Income
   Per Unit                         4.03        2.63        1.45      1.77

                                                   2002
                              --------------------------------------------
                                First        Second      Third     Fourth
                               Quarter       Quarter    Quarter   Quarter
                              ----------    --------    --------  --------

Total Revenues                  $409,460    $541,489    $448,489  $594,405
Gross Profit (1)                 187,592     374,633     270,279   280,417
Net Income                       108,716     306,234     195,340   188,360
Limited Partners'
   Net Income
   Per Unit                          .73        2.08        1.32      1.26



----------------------
(1) Total revenues less oil and gas production expenses.

                                III-E Partnership
                                -----------------


                                                   2003
                              ----------------------------------------------
                                First       Second       Third      Fourth
                               Quarter      Quarter     Quarter     Quarter
                              ----------  ----------  ----------  ----------

Total Revenues                $2,087,512  $1,771,954  $1,695,973  $1,847,864
Gross Profit (1)               1,235,597   1,019,363     875,319   1,074,980
Net Income                     1,000,637     825,768     650,753     830,750
Limited Partners'
   Net Income
   Per Unit                         2.13        1.76        1.38        1.76

                                                   2002
                              ----------------------------------------------
                                First       Second       Third      Fourth
                               Quarter      Quarter     Quarter     Quarter
                              ----------  ----------  ----------  ----------

Total Revenues                $1,380,273  $1,519,458  $1,186,347  $1,292,701
Gross Profit (1)                 516,725     686,662     337,384     263,350
Net Income                       301,031     504,768     104,232      16,187
Limited Partners'
   Net Income
   Per Unit                          .63        1.07         .20         .01


----------------------------
(1) Total revenues less oil and gas production expenses.

                                III-F Partnership
                                -----------------


                                                   2003
                              ----------------------------------------------
                                First        Second      Third       Fourth
                               Quarter       Quarter    Quarter     Quarter
                              ----------    --------    --------    --------

Total Revenues                $745,823      $640,388    $533,224    $562,638
Gross Profit (1)               546,974       453,186     351,566     375,845
Net Income                     370,704       352,442     244,964     279,322
Limited Partners'
   Net Income
   Per Unit                       1.57         1.51         1.04        1.19

                                                   2002
                              ----------------------------------------------
                                First        Second      Third       Fourth
                               Quarter       Quarter    Quarter     Quarter
                              ----------    --------    --------    --------

Total Revenues                $416,737      $446,767    $371,792    $403,154
Gross Profit (1)               295,349       272,312     224,967     242,464
Net Income                     163,326       159,263      88,313      85,594
Limited Partners'
   Net Income
   Per Unit                        .69           .68         .36         .35



-----------------------
(1) Total revenues less oil and gas production expenses.

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

*4.10 Seventh Amendment to Agreement of Limited Partnership dated November 17, 2003, for the Geodyne Energy Income Limited Partnership III-A.

 4.11 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.12 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.16 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.18 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.19 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.20 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-B.

 4.21 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.22 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.24 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.25 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.28 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.29 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.30 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C.

 4.31 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.32 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.33 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.34 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.36 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.37 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Sixth Amendment to Agreement of Limited Partnership dated August 20, 2002 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.40 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.42 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.43 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.46 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.47 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

 4.49 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.50 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.51 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

4.54 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited

            Partnership III-F filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.56 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

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

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership III-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-A.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-A.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-B.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-B.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-C.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-C.

*31.7       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-D.

*31.8       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-D.

*31.9       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-E.

*31.10      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-E.

*31.11      Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-F.

*31.12      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership III-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.

      All other Exhibits are omitted as inapplicable.

      ----------
      *Filed herewith.