Form 10-Q
period 2004-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-05-14
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  896,429        $  804,593
   Accounts receivable:
      Oil and gas sales                          569,544           509,275
                                              ----------        ----------
        Total current assets                  $1,465,973        $1,313,868

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 807,892           847,993

DEFERRED CHARGE                                  195,649           195,649
                                              ----------        ----------
                                              $2,469,514        $2,357,510
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  104,195        $   76,949
   Gas imbalance payable                          22,289            22,289
   Asset retirement obligation -
      current                                     12,314             8,501
                                              ----------        ----------
        Total current liabilities             $  138,798        $  107,739

LONG-TERM LIABILITIES:
   Accrued liability                          $   34,046        $   34,046
   Asset retirement obligation
      (Note 1)                                    98,762           106,492
                                              ----------        ----------
        Total long-term liabilities           $  132,808        $  140,538

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   92,100)      ($  104,097)
   Limited Partners, issued and
      outstanding, 263,976 units               2,290,008         2,213,330
                                              ----------        ----------
        Total Partners' capital               $2,197,908        $2,109,233
                                              ----------        ----------
                                              $2,469,514        $2,357,510
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,004,030        $1,241,672
   Interest income                                   869             1,429
   Gain on sale of oil and gas
      properties                                   1,399                 -
                                              ----------        ----------
                                              $1,006,298        $1,243,101

COSTS AND EXPENSES:
   Lease operating                            $  146,641        $   99,722
   Production tax                                 85,753            92,298
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  72,031            56,224
   General and administrative
      (Note 2)                                    79,569            83,312
                                              ----------        ----------
                                              $  383,994        $  331,556
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  622,304        $  911,545

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       673)
                                              ----------        ----------

NET INCOME                                    $  622,304        $  910,872
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   68,626        $   96,065
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  553,678        $  814,807
                                              ==========        ==========
NET INCOME per unit                           $     2.10        $     3.09
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========








                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $622,304         $910,872
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          -              673
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               72,031           56,224
      Gain on sale of oil and gas
        properties                            (   1,399)               -
      Settlement of asset retirement
        obligation                            (     165)               -
      Decrease in accounts receivable
        - related party                               -               10
      Increase in accounts receivable
        - oil and gas sales                   (  60,269)       ( 217,086)
      Increase (decrease) in accounts
        payable                                  15,760        (  10,714)
                                               --------         --------
Net cash provided by operating
   activities                                  $648,262         $739,979
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 24,164)        $      -
   Proceeds from sale of oil and gas
      properties                                  1,367              897
                                               --------         --------
Net cash provided (used) by investing
   activities                                 ($ 22,797)        $    897
                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($533,629)       ($535,775)
                                               --------         --------
Net cash used by financing activities         ($533,629)       ($535,775)
                                               --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $ 91,836         $205,101

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          804,593          718,665
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $896,429         $923,766
                                               ========         ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                  2004             2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  419,054        $  417,271
   Accounts receivable:
      Oil and gas sales                          305,371           274,296
                                              ----------        ----------
        Total current assets                  $  724,425        $  691,567

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 426,707           450,273

DEFERRED CHARGE                                  128,417           128,417
                                              ----------        ----------
                                              $1,279,549        $1,270,257
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   63,456        $   52,293
   Gas imbalance payable                          11,711            11,711
   Asset retirement obligation -
      current                                     27,865            25,060
                                              ----------        ----------
        Total current liabilities             $  103,032        $   89,064

LONG-TERM LIABILITIES:
   Accrued liability                          $   13,746        $   13,746
   Asset retirement obligation
      (Note 1)                                    52,807            58,151
                                              ----------        ----------
        Total long-term liabilities           $   66,553        $   71,897

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,848)      ($   68,928)
   Limited Partners, issued and
      outstanding, 138,336 units               1,173,812         1,178,224
                                              ----------        ----------
        Total Partners' capital               $1,109,964        $1,109,296
                                              ----------        ----------
                                              $1,279,549        $1,270,257
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $489,401          $700,575
   Interest income                                   429               759
                                                --------          --------
                                                $489,830          $701,334

COSTS AND EXPENSES:
   Lease operating                              $ 87,212          $ 66,123
   Production tax                                 44,673            53,656
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  44,677            34,068
   General and administrative
      (Note 2)                                    44,117            48,421
                                                --------          --------
                                                $220,679          $202,268
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $269,151          $499,066

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -         (     586)
                                                --------          --------

NET INCOME                                      $269,151          $498,480
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 46,563          $ 79,510
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $222,588          $418,970
                                                ========          ========
NET INCOME per unit                             $   1.61          $   3.03
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $269,151       $498,480
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -            586
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 44,677         34,068
      Settlement of asset retirement
        obligation                              (     109)             -
      Decrease in accounts receivable
        - related party                                 -              7
      Increase in accounts receivable
        - oil and gas sales                     (  31,075)     ( 114,503)
      Increase (decrease) in accounts
        payable                                     3,581      (   2,057)
                                                 --------       --------
Net cash provided by operating
   activities                                    $286,225       $416,581
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 15,959)     ($    118)
   Proceeds from sale of oil and gas
      properties                                        -            729
                                                 --------       --------
Net cash provided (used) by investing
   activities                                   ($ 15,959)      $    611
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($268,483)     ($310,406)
                                                 --------       --------
Net cash used by financing activities           ($268,483)     ($310,406)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  1,783       $106,786

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            417,271        397,754
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $419,054       $504,540
                                                 ========       ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                  2004             2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  738,732        $  711,441
   Accounts receivable:
      Oil and gas sales                          507,179           446,858
                                              ----------        ----------
        Total current assets                  $1,245,911        $1,158,299

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,685,341         1,691,169

DEFERRED CHARGE                                   53,217            53,217
                                              ----------        ----------
                                              $2,984,469        $2,902,685
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  115,708        $   77,907
   Gas imbalance payable                          38,187            38,187
   Asset retirement obligation -
      current                                     32,237            28,206
                                              ----------        ----------
        Total current liabilities             $  186,132        $  144,300

LONG-TERM LIABILITIES:
   Accrued liability                          $  202,758        $  202,758
   Asset retirement obligation
      (Note 1)                                   164,964           166,247
                                              ----------        ----------
        Total long-term liabilities           $  367,722        $  369,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  145,695)      ($  153,480)
   Limited Partners, issued and
      outstanding, 244,536 units               2,576,310         2,542,860
                                              ----------        ----------
        Total Partners' capital               $2,430,615        $2,389,380
                                              ----------        ----------
                                              $2,984,469        $2,902,685
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                2004               2003
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $848,497          $1,155,715
   Interest income                                 765                 967
   Gain on sale of oil and gas
      properties                                   140                   -
                                              --------          ----------
                                              $849,402          $1,156,682

COSTS AND EXPENSES:
   Lease operating                            $130,017          $  164,332
   Production tax                               59,792              74,434
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                57,225              43,710
   General and administrative
      (Note 2)                                  74,008              77,838
                                              --------          ----------
                                              $321,042          $  360,314
                                              --------          ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $528,360          $  796,368

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                           -               2,317
                                              --------          ----------

NET INCOME                                    $528,360          $  798,685
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 57,910          $   83,497
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $470,450          $  715,188
                                              ========          ==========
NET INCOME per unit                           $   1.92          $     2.92
                                              ========          ==========
UNITS OUTSTANDING                              244,536             244,536
                                              ========          ==========








                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                 2004             2003
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $528,360         $798,685
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                          -        (   2,317)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               57,225           43,710
      Gain on sale of oil and gas
        properties                            (     140)               -
      Increase in accounts receivable
        - oil and gas sales                   (  60,321)       ( 257,096)
      Increase (decrease) in accounts
        payable                                   2,969        (  28,647)
                                               --------         --------
Net cash provided by operating
   activities                                  $528,093         $554,335
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 13,817)       ($  2,181)
   Proceeds from sale of oil and gas
      properties                                    140           28,430
                                               --------         --------
Net cash provided (used) by investing
   activities                                 ($ 13,677)        $ 26,249
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($487,125)       ($314,294)
                                               --------         --------
Net cash used by financing activities         ($487,125)       ($314,294)
                                               --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $ 27,291         $266,290

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          711,441          480,424
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $738,732         $746,714
                                               ========         ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  456,579        $  438,562
   Accounts receivable:
      Oil and gas sales                          390,521           339,466
   Asset held for sale (Note 3)                  290,059                 -
                                              ----------        ----------
        Total current assets                  $1,137,159        $  778,028

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 643,971           943,562

DEFERRED CHARGE                                    9,952             9,952
                                              ----------        ----------
                                              $1,791,082        $1,731,542
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  128,013        $   83,251
   Gas imbalance payable                           5,189             5,189
   Asset retirement obligation -
      current (Note 1)                             9,829             7,187
   Asset retirement obligation -
      asset held for sale                        212,827                 -
                                              ----------        ----------
        Total current liabilities             $  355,858        $   95,627

LONG-TERM LIABILITIES:
   Accrued liability                          $  247,304        $  247,304
   Asset retirement obligation
      (Note 1)                                    95,193           306,844
                                              ----------        ----------
        Total long-term liabilities           $  342,497        $  554,148

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   45,768)      ($   47,561)
   Limited Partners, issued and
      outstanding, 131,008 units               1,138,495         1,129,328
                                              ----------        ----------
        Total Partners' capital               $1,092,727        $1,081,767
                                              ----------        ----------
                                              $1,791,082        $1,731,542
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                                --------        --------

REVENUES:
   Oil and gas sales                            $503,917        $749,776
   Interest income                                   448             542
   Gain on sale of oil and gas
      properties                                      19               -
                                                --------        --------
                                                $504,384        $750,318

COSTS AND EXPENSES:
   Lease operating                              $ 79,102        $ 89,678
   Production tax                                 36,072          49,611
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  23,436          16,890
   General and administrative
      (Note 2)                                    41,968          46,306
                                                --------        --------
                                                $180,578        $202,485
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $323,806        $547,833

   Income from discontinued operations
      (Note 3)                                     2,288          37,716
                                                --------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $326,094        $585,549

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -           2,875
                                                --------        --------

NET INCOME                                      $326,094        $588,424
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 34,927        $ 60,257
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $291,167        $528,167
                                                ========        ========
NET INCOME per unit                             $   2.22        $   4.03
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $326,094        $588,424
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   2,875)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,254          19,192
      Gain on sale of oil and gas
        properties                             (      19)              -
      Increase in accounts receivable
        - oil and gas sales                    (  51,055)      ( 171,414)
      Increase (decrease) in accounts
        payable                                   35,335       (  60,835)
                                                --------        --------
Net cash provided by operating
   activities                                   $336,609        $372,492
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  3,458)      ($  1,746)
   Proceeds from the sale of oil and
      gas properties                                   -          21,382
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($  3,458)       $ 19,636
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($315,134)      ($199,129)
                                                --------        --------
Net cash used by financing activities          ($315,134)      ($199,129)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 18,017        $192,999

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           438,562         306,024
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $456,579        $499,023
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 March 31,      December 31,
                                                   2004             2003
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,313,796       $1,513,224
   Accounts receivable:
      Oil and gas sales                          1,260,062        1,087,689
   Asset held for sale (Note 3)                  2,110,025                -
                                                ----------       ----------
        Total current assets                    $4,683,883       $2,600,913

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,873,272        4,004,314

DEFERRED CHARGE                                     49,696           49,696
                                                ----------       ----------
                                                $6,606,851       $6,654,923
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  596,465       $  415,194
   Gas imbalance payable                             2,736            2,736
   Asset retirement obligation -
      current (Note 1)                              18,205           12,713
   Asset retirement obligation -
      asset held for sale                        1,573,603                -
                                                ----------       ----------
        Total current liabilities               $2,191,009       $  430,643

LONG-TERM LIABILITIES:
   Accrued liability                            $  342,831       $  342,831
   Asset retirement obligation
      (Note 1)                                     197,899        1,756,150
                                                ----------       ----------
        Total long-term liabilities             $  540,730       $2,098,981

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  179,786)     ($  177,234)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,054,898        4,302,533
                                                ----------       ----------
        Total Partners' capital                 $3,875,112       $4,125,299
                                                ----------       ----------
                                                $6,606,851       $6,654,923
                                                ==========       ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,136,092        $1,313,520
   Interest income                                 1,470               927
                                              ----------        ----------
                                              $1,137,562        $1,314,447

COSTS AND EXPENSES:
   Lease operating                            $  234,805        $  277,437
   Production tax                                 76,386            87,193
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,788            94,435
   General and administrative
      (Note 2)                                   123,032           126,084
                                              ----------        ----------
                                              $  469,011        $  585,149
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $  668,551        $  729,298

   Income from discontinued operations
      (Note 3)                                    17,093           268,614
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  685,644        $  997,912

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,725
                                              ----------        ----------

NET INCOME                                    $  685,644        $1,000,637
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   73,279        $  109,604
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  612,365        $  891,033
                                              ==========        ==========
NET INCOME per unit                           $     1.46        $     2.13
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  685,644      $1,000,637
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     2,725)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  54,023         111,601
      Settlement of asset retirement
        obligation                                       -     (     1,848)
      Increase in accounts receivable
        - oil and gas sales                    (   172,373)    (   426,231)
      Increase (decrease) in accounts
        payable                                    179,593     (   266,247)
      Decrease in accrued liability -
        other                                            -     (   122,289)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $  746,887      $  292,898
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   10,484)    ($   15,046)
   Proceeds from sale of oil and gas
      properties                                         -           1,379
                                                ----------      ----------
Net cash used by investing activities          ($   10,484)    ($   13,667)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  935,831)    ($  285,384)
                                                ----------      ----------
Net cash used by financing activities          ($  935,831)    ($  285,384)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  199,428)    ($    6,153)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,513,224         801,420
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,313,796      $  795,267
                                                ==========      ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                   2004            2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  545,324       $  521,918
   Accounts receivable:
      Oil and gas sales                           399,295          352,465
                                               ----------       ----------
        Total current assets                   $  944,619       $  874,383

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,662,813        1,695,682

DEFERRED CHARGE                                    22,237           22,237
                                               ----------       ----------
                                               $2,629,669       $2,592,302
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   75,423       $   96,896
   Gas imbalance payable                            2,295            2,295
   Asset retirement obligation -
      current (Note 1)                              4,466            4,002
                                               ----------       ----------
        Total current liabilities              $   82,184       $  103,193

LONG-TERM LIABILITIES:
   Accrued liability                           $  131,768       $  131,768
   Asset retirement obligation
      (Note 1)                                    140,054          138,975
                                               ----------       ----------
        Total long-term liabilities            $  271,822       $  270,743

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  151,888)     ($  156,356)
   Limited Partners, issued and
      outstanding, 221,484 units                2,427,551        2,374,722
                                               ----------       ----------
        Total Partners' capital                $2,275,663       $2,218,366
                                               ----------       ----------
                                               $2,629,669       $2,592,302
                                               ==========       ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                 2004             2003
                                               --------         --------

REVENUES:
   Oil and gas sales                           $645,565         $744,486
   Interest income                                  542              434
                                               --------         --------
                                               $646,107         $744,920

COSTS AND EXPENSES:
   Lease operating                             $144,713         $156,726
   Production tax                                34,270           41,220
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 26,972          108,551
   General and administrative
      (Note 2)                                   67,646           71,431
                                               --------         --------
                                               $273,601         $377,928
                                               --------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $372,506         $366,992

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -            3,712
                                               --------         --------

NET INCOME                                     $372,506         $370,704
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 19,677         $ 22,671
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $352,829         $348,033
                                               ========         ========
NET INCOME per unit                            $   1.59         $   1.57
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $372,506        $370,704
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   3,712)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,972         108,551
      Settlement of asset retirement
        obligation                                     -       (     903)
      Increase in accounts receivable
        - oil and gas sales                    (  46,830)      ( 167,774)
      Decrease in accounts payable             (  14,171)      (  12,132)
      Decrease in accrued liability -
        other                                          -       ( 102,690)
                                                --------        --------
Net cash provided by operating
   activities                                   $338,477        $192,044
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -       ($ 11,724)
   Proceeds from the sale of oil
      and gas properties                             138           3,171
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $    138       ($  8,553)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($315,209)      ($174,401)
                                                --------        --------
Net cash used by financing activities          ($315,209)      ($174,401)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 23,406        $  9,090

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           521,918         284,588
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $545,324        $293,678
                                                ========        ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2004, statements of operations for the three months ended March 31, 2004 and 2003, and statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      DISCONTINUED OPERATIONS
      -----------------------

      As further described in Note 3, the III-D and III-E Partnerships sold all of their oil and gas assets held in the Jay-Little Escambia Creek Field ("Jay Field") on May 12, 2004 at a large public oil and gas auction.


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassed to conform with current year presentation.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $2,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2004 and 2003 are as shown below.

                              III-A Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,993          $109,762
      Settlements and Disposals                (   4,865)                -
      Accretion Expense                              948             1,077
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $111,076          $110,839
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 12,314          $      -
      Asset Retirement Obligation -
         Long-Term                                98,762           110,839

                              III-B Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 83,211          $ 76,536
      Settlements and Disposals                (   3,209)                -
      Accretion Expense                              670               735
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 80,672          $ 77,271
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 27,865          $      -
      Asset Retirement Obligation -
         Long-Term                                52,807            77,271


                              III-C Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $194,453          $189,767
      Additions and Revisions                      1,022                 -
      Accretion Expense                            1,726             1,927
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $197,201          $191,694
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 32,237          $      -
      Asset Retirement Obligation -
         Long-Term                               164,964           191,694

                              III-D Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                $  314,031          $106,449
      Additions and Revisions                        146                 -
      Accretion Expense                            3,672             1,087
      Discontinued Operations                (   212,827)                -
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Quarter           $  105,022          $107,536
                                              ==========          ========
      Asset Retirement Obligation -
         Current                              $    9,829          $      -
      Asset Retirement Obligation -
         Long-Term                                95,193           107,536


                              III-E Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                $1,768,863          $260,513
      Settlements and Disposals                        -         (   2,742)
      Accretion Expense                           20,844             2,554
      Discontinued Operations                ( 1,573,603)                -
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Quarter           $  216,104          $260,325
                                              ==========          ========
      Asset Retirement Obligation -
         Current                              $   18,205          $      -
      Asset Retirement Obligation -
         Long-Term                               197,899           260,325

                              III-F Partnership
                              -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                $  142,977          $139,563
      Accretion Expense                            1,543             1,569
      Settlements and Disposals                        -         (   2,303)
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Quarter           $  144,520          $138,829
                                              ==========          ========
      Asset Retirement Obligation -
         Current                              $    4,466          $      -
      Asset Retirement Obligation -
         Long-Term                               140,054           138,829


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 10,101               $ 69,468
               III-B                    7,712                 36,405
               III-C                    9,655                 64,353
               III-D                    7,492                 34,476
               III-E                   12,962                110,070
               III-F                    9,362                 58,284

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

3.    DISCONTINUED OPERATIONS
      -----------------------

      On May 12, 2004, the III-D and III-E Partnerships sold all of their interests in the Jay-Little Escambia Creek Field located in Santa Rosa County, Florida ("Jay Field") at a large public oil and gas auction for approximately $720,000, subject to standard transaction requirements and adjustments. These proceeds will be allocated approximately $88,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
      144). Accordingly, current year results of the Jay Field segment have been classified as discontinued, and prior periods have been restated.

      Net sales from discontinued operations are as follows:


                                    III-D Partnership
                                    -----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2004          3/31/2003
                                             ------------      ------------

      Oil and gas sales                         $127,438          $108,035
      Lease operating                          ( 114,158)        (  58,630)
      Production tax                           (   8,174)        (   9,387)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,818)        (   2,302)
                                                --------          --------
      Income from discontinued
         operations                             $  2,288          $ 37,716
                                                ========          ========

                                    III-E Partnership
                                    -----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              3/31/2004          3/31/2003
                                             ------------      ------------

      Oil and gas sales                       $  909,368        $   771,217
      Lease operating                        (   814,709)      (    418,432)
      Production tax                         (    58,331)      (     67,005)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                          (    19,235)       (    17,166)
                                              ----------        -----------
      Income from discontinued
         operations                           $   17,093        $   268,614
                                              ==========        ===========


      Assets of the discontinued operations for the three months ended March 31, 2004 were as follows:


                                                III-D             III-E
                                             Partnership        Partnership
                                             ------------      -------------

      Oil and gas properties                  $1,888,405        $13,216,542
      Accumulated depreciation,
         depletion, and amortization
         of oil and gas properties           ( 1,598,346)      ( 11,106,517)
                                              ----------        -----------
      Net asset held for sale                 $  290,059        $ 2,110,025
                                              ==========        ===========

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


DISCONTINUED OPERATIONS
-----------------------

      The III-D and III-E Partnerships own working interests in the Jay Field located in Santa Rosa County, Florida. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property has been reduced and at times has been negative. This property is very sensitive to changes in oil prices and production volumes.

      In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field and the disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $88,000 and $632,000, respectively, will be included in the August 15, 2004 cash distributions to the III-D and III-E Partnerships. The sale of the Jay Field interests will impact the continuing future operations of the III-D and III-E Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, and III-C Partnerships for the third extension period, and the III-D, III-E, and III-F Partnerships for the second extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions     Current
      Partnership    Termination Date     Exercised  Termination Date
      -----------    -----------------    ---------  -----------------
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

      The General Partner currently intends to extend the term of the III-D Partnership to at least December 31, 2005, but has not yet determined whether it intends to further extend the terms of any other Partnerships.


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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $2,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             139,211        4,039,478
         Production                             ( 10,018)      (  126,475)
         Revisions of previous
            estimates                                754           17,659
                                                 -------        ---------

      Proved reserves, March 31, 2004            129,947        3,930,662
                                                 =======        =========


                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              87,639        1,677,840
         Production                             (  7,027)      (   47,281)
         Revisions of previous
            estimates                              1,071       (    5,634)
                                                 -------        ---------

      Proved reserves, March 31, 2004             81,683        1,624,925
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              99,719        5,349,105
         Production                             (  2,855)      (  156,564)
         Sale of minerals in place              (      6)               -
         Revisions of previous
            estimates                           (  6,327)      (   28,640)
                                                 -------        ---------

      Proved reserves, March 31, 2004             90,531        5,163,901
                                                 =======        =========



                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             157,044        2,652,614
         Production                             (  2,273)      (   89,584)
         Discontinued operations                ( 72,676)      (   14,536)
         Revisions of previous
            estimates                                342       (      714)
                                                 -------        ---------

      Proved reserves, March 31, 2004             82,437        2,547,780
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2003             674,924        6,565,947
         Production                             (  7,433)      (  181,161)
         Discontinued operations                (518,676)      (  103,734)
         Revisions of previous
            estimates                              3,737           95,261
                                                 -------        ---------

      Proved reserves, March 31, 2004            152,552        6,376,313
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             360,288        4,482,383
         Production                             (  4,927)      (   98,635)
         Revisions of previous
            estimates                             17,271          152,498
                                                 -------        ---------

      Proved reserves, March 31, 2004            372,632        4,536,246
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2004 will actually be realized for such production.

                               Net Present Value of Reserves
                         ----------------------------------------
      Partnership               3/31/04            12/31/03
      -----------             -----------        -----------
        III-A                 $13,031,923        $13,777,306
        III-B                   5,998,312          6,143,806
        III-C                  12,793,597         13,637,641
        III-D                   6,506,193          6,865,989
        III-E                  15,859,533         16,042,508
        III-F                  12,119,933         12,072,331

                               Oil and Gas Prices
                        -----------------------------------------
        Pricing                 3/31/04           12/31/03
      -----------             -----------        -----------
      Oil (Bbl)               $     32.50        $     29.25
      Gas (Mcf)                      5.63               5.77


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


      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,004,030       $1,241,672
      Oil and gas production expenses           $  232,394       $  192,020
      Barrels produced                              10,018           13,075
      Mcf produced                                 126,475          158,528
      Average price/Bbl                         $    33.64       $    31.62
      Average price/Mcf                         $     5.27       $     5.22

      As shown in the table above, total oil and gas sales decreased $237,642 (19.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately $97,000 and $167,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,057 barrels and 32,053 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the III-A Partnership receiving an increased percentage of sales on one significant well during the three months ended March 31, 2003 due to gas balancing. These decreases were partially offset by a positive prior period volume adjustment made by the operator during the three months ended March 31, 2004. Average oil and gas prices increased to $33.64 per barrel and $5.27 per Mcf, respectively, for the three months ended March 31, 2004 from $31.62 per barrel and $5.22 per Mcf, respectively, for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $40,374 (21.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) the receipt of an environmental clean-up credit on one significant well during the three months ended March 31, 2003 and (ii) workover expenses incurred on another significant well during the three months ended March 31, 2004. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.1% for the three months ended March 31, 2004 from 15.5% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,807 (28.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2004 following an unsuccessful recompletion attempt. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.2% for the three months ended March 31, 2004 from 4.5% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,743 (4.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 7.9% for the three months ended March 31, 2004 from 6.7% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $37,036,701  or  140.30%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $489,401        $700,575
      Oil and gas production expenses             $131,885        $119,779
      Barrels produced                               7,027           9,175
      Mcf produced                                  47,281          80,507
      Average price/Bbl                           $  33.32        $  31.83
      Average price/Mcf                           $   5.40        $   5.07

      As shown in the table above, total oil and gas sales decreased $211,174 (30.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately $68,000 and $169,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,148 barrels and 33,226 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the III-B Partnership receiving an increased percentage of sales on one significant well during the three months ended March 31, 2003 due to gas balancing. Average oil and gas prices increased to $33.32 per barrel and $5.40 per Mcf, respectively, for the three months ended March 31, 2004 from $31.83 per barrel and $5.07 per Mcf, respectively, for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,106 (10.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) the receipt of an environmental clean-up credit on one significant well during the three months ended March 31, 2003 and (ii) workover expenses incurred on another significant well during the three months ended March 31, 2004. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.9% for the three months ended March 31, 2004 from 17.1% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,609 (31.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2004 following an unsuccessful recompletion attempt. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.1% for the three months ended March 31, 2004 from 4.9% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,304 (8.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 9.0% for the three months ended March 31, 2004 from 6.9% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $21,004,353  or  151.84%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004              2003
                                                --------         ----------
      Oil and gas sales                         $848,497         $1,155,715
      Oil and gas production expenses           $189,809         $  238,766
      Barrels produced                             2,855              5,914
      Mcf produced                               156,564            181,104
      Average price/Bbl                         $  32.66         $    31.78
      Average price/Mcf                         $   4.82         $     5.34

      As shown in the table above, total oil and gas sales decreased $307,218 (26.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $97,000 and $131,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $81,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 3,059 barrels and 24,540 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the III-C Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 2004 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold by the III-C Partnership. Average oil prices increased to $32.66 per barrel for the three months ended March 31, 2004 from $31.78 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.82 per Mcf for the three months ended March 31, 2004 from $5.34 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $48,957 (20.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.4% for the three months ended March 31, 2004 from 20.7% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,515 (30.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to an increase in depletable oil and gas properties primarily due to developmental drilling activities on one significant well during the three months ended March 31, 2004. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.7% for the three months ended March 31, 2004 from 3.8% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses decreased $3,830 (4.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 8.7% for the three months ended March 31, 2004 from 6.7% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $28,101,795  or  114.92%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004              2003
                                                --------          --------
      Oil and gas sales                         $503,917          $749,776
      Oil and gas production expenses           $115,174          $139,289
      Barrels produced                             2,273             5,051
      Mcf produced                                89,584           111,586
      Average price/Bbl                         $  32.04          $  30.19
      Average price/Mcf                         $   4.81          $   5.35

      As shown in the table above, total oil and gas sales decreased $245,859 (32.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $84,000 and $118,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $48,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 2,778 barrels and 22,002 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of a production zone on one significant well during late 2003, and (iii) the III-D Partnership receiving a reduced percentage of sales on another significant well during the three months ended March 31, 2004 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the III-D Partnership. Average oil prices increased to $32.04 per barrel for the three months ended March 31, 2004 from $30.19 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.81 per Mcf for the three months ended March 31, 2004 from $5.35 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,115 (17.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.9% for the three months ended March 31, 2004 from 18.6% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,546 (38.8%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to equipment credits received on a fully depleted well in the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 4.7% for the three months ended March 31, 2004 from 2.3% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,338 (9.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 8.3% for the three months ended March 31, 2004 from 6.2% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      As further discussed in PART I, ITEM 2 - Discontinued Operations, the III-D Partnership sold its interest in the Jay Field on May 12, 2004. The III-D Partnership's net proceeds of approximately $88,000 from this sale will be included in its August 15, 2004 cash distribution.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $15,593,669  or  119.03%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,136,092       $1,313,520
      Oil and gas production expenses           $  311,191       $  364,630
      Barrels produced                               7,433            8,280
      Mcf produced                                 181,161          215,751
      Average price/Bbl                         $    30.68       $    30.18
      Average price/Mcf                         $     5.01       $     4.93

      As shown in the table above, total oil and gas sales decreased $177,428 (13.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately $26,000 and $171,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 847 barrels and 34,590 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended

      March 31, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2003. Average oil and gas prices increased to $30.68 per barrel and $5.01 per Mcf, respectively, for the three months ended March 31, 2004 from $30.18 per barrel and $4.93 per Mcf, respectively, for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $53,439 (14.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the three months ended March 31, 2004 from 27.8% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59,647 (63.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) two significant wells being fully depleted in the three months ended March 31, 2003 due to lack of remaining economically recoverable reserves, (ii) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended March 31, 2004 from 7.2% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $3,052 (2.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 10.8% for the three months ended March 31, 2004 from 9.6% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      As further discussed in PART I, ITEM 2 - Discontinued Operations, the III-E Partnership sold its interest in the Jay Field on May 12, 2004. The III-E Partnership's net proceeds of approximately $632,000 from this sale will be included in its August 15, 2004 cash distribution.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $47,348,016  or  113.20%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $645,565        $744,486
      Oil and gas production expenses             $178,983        $197,946
      Barrels produced                               4,927           5,382
      Mcf produced                                  98,635         137,370
      Average price/Bbl                           $  32.16        $  30.79
      Average price/Mcf                           $   4.94        $   4.21

      As shown in the table above, total oil and gas sales decreased $98,921 (13.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately $14,000 and $163,000, respectively, were related to decreases in the volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $72,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 455 barrels and 38,735 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2003 in order to perform repairs and maintenance on that well. The shut-in well has returned to production. Average oil and gas prices increased to $32.16 per barrel and $4.94 per Mcf, respectively, for the three months ended March 31, 2004 from $30.79 per barrel and $4.21 per Mcf, respectively, for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,963 (9.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended March 31, 2004 from 26.6% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $81,579 (75.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems, (ii) the decreases in volumes of oil and gas sold, and (iii) two significant wells being fully depleted in the three months ended March 31, 2003 due to lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended March 31, 2004 from 14.6% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses decreased $3,785 (5.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 10.5% for the three months ended March 31, 2004 from 9.6% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $18,686,904  or  84.37%  of  Limited   Partners'  capital
      contributions.

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

     32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

     32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

     32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

     32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

(b)  Reports on Form 8-K.

          Current Report on Form 8-K filed during the first quarter of 2004:

          Date of Event:                February 4, 2004
          Date Filed with SEC:          February 4, 2004
          Items Included:               Item 5 - Other Events
                                        Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 14, 2004                 By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 14, 2004                 By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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