Form 10-Q
period 2004-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E
filed 2004-08-13
CIK 860745, 863835, 863837, 870229, 873739, 872121

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
          ------------------------------------------------------------
          (Exact name of Registrant as specified in its Articles)

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
                        Yes    X                  No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                      No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  893,156        $  804,593
   Accounts receivable:
      Oil and gas sales                          672,386           509,275
                                              ----------        ----------
        Total current assets                  $1,565,542        $1,313,868

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 792,098           847,993

DEFERRED CHARGE                                  190,806           195,649
                                              ----------        ----------
                                              $2,548,446        $2,357,510
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   89,071        $   76,949
   Gas imbalance payable                          20,904            22,289
   Asset retirement obligation -
      current (Note 1)                            15,499             8,501
                                              ----------        ----------
        Total current liabilities             $  125,474        $  107,739

LONG-TERM LIABILITIES:
   Accrued liability                          $   30,538        $   34,046
   Asset retirement obligation
      (Note 1)                                    96,526           106,492
                                              ----------        ----------
        Total long-term liabilities           $  127,064        $  140,538

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   86,773)      ($  104,097)
   Limited Partners, issued and
      outstanding, 263,976 units               2,382,681         2,213,330
                                              ----------        ----------
        Total Partners' capital               $2,295,908        $2,109,233
                                              ----------        ----------
                                              $2,548,446        $2,357,510
                                              ==========        ==========
           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,086,658        $1,050,221
   Interest income                                 1,322             1,683
                                              ----------        ----------
                                              $1,087,980        $1,051,904

COSTS AND EXPENSES:
   Lease operating                            $  124,234        $  115,798
   Production tax                                 89,751            75,644
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  52,838            32,091
   General and administrative
      (Note 2)                                    88,605            80,292
                                              ----------        ----------
                                              $  355,428        $  303,825
                                              ----------        ----------

NET INCOME                                    $  732,552        $  748,079
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   77,879        $   77,528
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  654,673        $  670,551
                                              ==========        ==========
NET INCOME per unit                           $     2.48        $     2.54
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


















           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $2,090,688        $2,291,893
   Interest income                                 2,191             3,112
   Gain on sale of oil and gas
      properties                                   1,399                 -
                                              ----------        ----------
                                              $2,094,278        $2,295,005

COSTS AND EXPENSES:
   Lease operating                            $  270,875        $  215,520
   Production tax                                175,504           167,942
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 124,869            88,315
   General and administrative
      (Note 2)                                   168,174           163,604
                                              ----------        ----------
                                              $  739,422        $  635,381
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,354,856        $1,659,624

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       673)
                                              ----------        ----------

NET INCOME                                    $1,354,856        $1,658,951
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  146,505        $  173,593
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,208,351        $1,485,358
                                              ==========        ==========
NET INCOME per unit                           $     4.58        $     5.63
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========








           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004             2003
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,354,856       $1,658,951
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -              673
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                124,869           88,315
      Gain on sale of oil and gas
        properties                            (     1,399)               -
      Decrease in accounts receivable
        - related party                                 -               10
      Settlement of asset retirement
        obligation                            (       165)               -
      Increase in accounts receivable
        - oil and gas sales                   (   163,111)     (    68,137)
      Decrease in deferred charge                   4,843           31,045
      Increase (decrease) in accounts
        payable                                    10,906      (    18,059)
      Decrease in gas imbalance
        payable                               (     1,385)               -
      Decrease in accrued liability           (     3,508)     (     8,465)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,325,906       $1,684,333
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   69,537)     ($    2,811)
   Proceeds from sale of oil and gas
      properties                                      375              936
                                               ----------       ----------
Net cash used by investing activities         ($   69,162)     ($    1,875)
                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,168,181)     ($1,266,738)
                                               ----------       ----------
Net cash used by financing activities         ($1,168,181)     ($1,266,738)
                                               ----------       ----------





           The accompanying condensed notes are an integral part of
                         these financial statements.

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $   88,563       $  415,720

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            804,593          718,665
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  893,156       $1,134,385
                                               ==========       ==========














































           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  439,230        $  417,271
   Accounts receivable:
      Oil and gas sales                          346,067           274,296
                                              ----------        ----------
        Total current assets                  $  785,297        $  691,567

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 418,659           450,273

DEFERRED CHARGE                                  123,784           128,417
                                              ----------        ----------
                                              $1,327,740        $1,270,257
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   58,545        $   52,293
   Gas imbalance payable                          10,934            11,711
   Asset retirement obligation -
      current (Note 1)                            30,053            25,060
                                              ----------        ----------
        Total current liabilities             $   99,532        $   89,064

LONG-TERM LIABILITIES:
   Accrued liability                          $   10,847        $   13,746
   Asset retirement obligation
      (Note 1)                                    50,024            58,151
                                              ----------        ----------
        Total long-term liabilities           $   60,871        $   71,897

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   58,824)      ($   68,928)
   Limited Partners, issued and
      outstanding, 138,336 units               1,226,161         1,178,224
                                              ----------        ----------
        Total Partners' capital               $1,167,337        $1,109,296
                                              ----------        ----------
                                              $1,327,740        $1,270,257
                                              ==========        ==========



           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $552,331          $571,366
   Interest income                                   590               867
                                                --------          --------
                                                $552,921          $572,233

COSTS AND EXPENSES:
   Lease operating                              $ 81,881          $ 51,536
   Production tax                                 47,638            41,999
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  31,342            23,509
   General and administrative
      (Note 2)                                    53,650            46,246
                                                --------          --------
                                                $214,511          $163,290
                                                --------          --------

NET INCOME                                      $338,410          $408,943
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 55,061          $ 64,502
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $283,349          $344,441
                                                ========          ========
NET INCOME per unit                             $   2.05          $   2.49
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========


















           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,041,732        $1,271,941
   Interest income                                 1,019             1,626
                                              ----------        ----------
                                              $1,042,751        $1,273,567

COSTS AND EXPENSES:
   Lease operating                            $  169,093        $  117,659
   Production tax                                 92,311            95,655
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,019            57,577
   General and administrative
      (Note 2)                                    97,767            94,667
                                              ----------        ----------
                                              $  435,190        $  365,558
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  607,561        $  908,009

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       586)
                                              ----------        ----------

NET INCOME                                    $  607,561        $  907,423
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  101,624        $  144,012
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  505,937        $  763,411
                                              ==========        ==========
NET INCOME per unit                           $     3.66        $     5.52
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========










           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $607,561       $907,423
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -            586
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 76,019         57,577
      Settlement of asset retirement
        obligation                              (     109)             -
      Decrease in accounts receivable
        - related party                                 -              7
      Increase in accounts receivable
        - oil and gas sales                     (  71,771)     (  31,262)
      Decrease in deferred charge                   4,633              -
      Increase (decrease) in accounts
        payable                                     5,428      (   6,819)
      Decrease in gas imbalance payable         (     777)             -
      Decrease in accrued liability             (   2,899)     (   2,607)
                                                 --------       --------
Net cash provided by operating
   activities                                    $618,085       $924,905
                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 46,606)     ($  8,226)
   Proceeds from sale of oil and gas
      properties                                        -            488
                                                 --------       --------
Net cash used by investing activities           ($ 46,606)     ($  7,738)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($549,520)     ($725,629)
                                                 --------       --------
Net cash used by financing activities           ($549,520)     ($725,629)
                                                 --------       --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 21,959       $191,538

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            417,271        397,754
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $439,230       $589,292
                                                 ========       ========

           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  760,507        $  711,441
   Accounts receivable:
      Oil and gas sales                          580,286           446,858
                                              ----------        ----------
        Total current assets                  $1,340,793        $1,158,299

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,691,437         1,691,169

DEFERRED CHARGE                                   52,008            53,217
                                              ----------        ----------
                                              $3,084,238        $2,902,685
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  125,715        $   77,907
   Gas imbalance payable                          86,036            38,187
   Asset retirement obligation -
      current (Note 1)                            33,832            28,206
                                              ----------        ----------
        Total current liabilities             $  245,583        $  144,300

LONG-TERM LIABILITIES:
   Accrued liability                          $  179,128        $  202,758
   Asset retirement obligation
      (Note 1)                                   165,107           166,247
                                              ----------        ----------
        Total long-term liabilities           $  344,235        $  369,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  143,511)      ($  153,480)
   Limited Partners, issued and
      outstanding, 244,536 units               2,637,931         2,542,860
                                              ----------        ----------
        Total Partners' capital               $2,494,420        $2,389,380
                                              ----------        ----------
                                              $3,084,238        $2,902,685
                                              ==========        ==========



           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                2004              2003
                                             ----------         --------

REVENUES:
   Oil and gas sales                          $880,384          $963,616
   Interest income                               1,134             1,358
   Loss on sale of oil and gas
      properties                             (   1,031)                -
                                              --------          --------
                                              $880,487          $964,974

COSTS AND EXPENSES:
   Lease operating                            $136,957          $154,137
   Production tax                               61,182            70,257
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                53,265            55,846
   General and administrative
      (Note 2)                                  83,193            75,020
                                              --------          --------
                                              $334,597          $355,260
                                              --------          --------

NET INCOME                                    $545,890          $609,714
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 59,269          $ 65,862
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $486,621          $543,852
                                              ========          ========
NET INCOME per unit                           $   1.99          $   2.23
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========
















           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $1,728,881        $2,119,331
   Interest income                                 1,899             2,325
   Loss on sale of oil and gas
      properties                             (       891)                -
                                              ----------        ----------
                                              $1,729,889        $2,121,656

COSTS AND EXPENSES:
   Lease operating                            $  266,974        $  318,469
   Production tax                                120,974           144,691
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 110,490            99,556
   General and administrative
      (Note 2)                                   157,201           152,858
                                              ----------        ----------
                                              $  655,639        $  715,574
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,074,250        $1,406,082

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,317
                                              ----------        ----------

NET INCOME                                    $1,074,250        $1,408,399
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  117,179        $  149,359
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  957,071        $1,259,040
                                              ==========        ==========
NET INCOME per unit                           $     3.91        $     5.15
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========








           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,074,250     $1,408,399
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -    (     2,317)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  110,490         99,556
      Loss on sale of oil and gas
        properties                                      891              -
      Increase in accounts receivable
        - oil and gas sales                     (   133,428)   (   126,840)
      Decrease in deferred charge                     1,209              -
      Increase (decrease) in accounts
        payable                                      38,963    (     9,013)
      Increase in gas imbalance payable              47,849              -
      Decrease in accrued liability             (    23,630)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,116,594     $1,369,785
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   98,318)   ($   18,401)
   Proceeds from sale of oil and gas
      properties                                          -         21,156
                                                 ----------     ----------
Net cash provided (used) by investing
   activities                                   ($   98,318)    $    2,755
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  969,210)   ($  899,677)
                                                 ----------     ----------
Net cash used by financing activities           ($  969,210)   ($  899,677)
                                                 ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   49,066     $  472,863

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              711,441        480,424
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  760,507     $  953,287
                                                 ==========     ==========
           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  591,186        $  438,562
   Accounts receivable:
      Oil and gas sales                          348,393           339,466
                                              ----------        ----------
        Total current assets                  $  939,579        $  778,028

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 609,271           943,562

DEFERRED CHARGE                                    9,125             9,952
                                              ----------        ----------
                                              $1,557,975        $1,731,542
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   57,017        $   83,251
   Gas imbalance payable                          44,673             5,189
   Asset retirement obligation -
      current (Note 1)                            11,718             7,187
                                              ----------        ----------
        Total current liabilities             $  113,408        $   95,627

LONG-TERM LIABILITIES:
   Accrued liability                          $  205,072        $  247,304
   Asset retirement obligation
      (Note 1)                                    94,160           306,844
                                              ----------        ----------
        Total long-term liabilities           $  299,232        $  554,148

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   52,126)      ($   47,561)
   Limited Partners, issued and
      outstanding, 131,008 units               1,197,461         1,129,328
                                              ----------        ----------
        Total Partners' capital               $1,145,335        $1,081,767
                                              ----------        ----------
                                              $1,557,975        $1,731,542
                                              ==========        ==========



           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                  2004            2003
                                               ----------       --------

REVENUES:
   Oil and gas sales                            $489,725        $592,901
   Interest income                                   655             859
   Loss on sale of oil and gas
      properties                               (     147)              -
                                                --------        --------
                                                $490,233        $593,760

COSTS AND EXPENSES:
   Lease operating                              $ 40,079        $ 98,913
   Production tax                                 33,962          42,864
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  37,421          29,350
   General and administrative
      (Note 2)                                    52,217          44,942
                                                --------        --------
                                                $163,679        $216,069
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $326,554        $377,691

   Income (loss) from discontinued
      operations (Note 3)                      (  23,290)          8,063

   Gain on disposal of discontinued
      operations (Note 3)                         10,368               -
                                                --------        --------

NET INCOME                                      $313,632        $385,754
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 34,666        $ 41,508
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $278,966        $344,246
                                                ========        ========
NET INCOME per unit                             $   2.13        $   2.63
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========









           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004             2003
                                               ----------       ----------

REVENUES:
   Oil and gas sales                            $993,642        $1,342,677
   Interest income                                 1,103             1,401
   Loss on sale of oil and gas
      properties                               (     128)                -
                                                --------        ----------
                                                $994,617        $1,344,078

COSTS AND EXPENSES:
   Lease operating                              $119,181        $  188,591
   Production tax                                 70,034            92,475
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  60,857            46,240
   General and administrative
      (Note 2)                                    94,185            91,248
                                                --------        ----------
                                                $344,257        $  418,554
                                                --------        ----------

INCOME FROM CONTINUING OPERATIONS               $650,360        $  925,524

   Income (loss) from discontinued
      operations (Note 3)                      (  21,002)           45,779

   Gain on disposal of discontinued
      operations (Note 3)                         10,368                 -
                                                --------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $639,726        $  971,303

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,875
                                                --------        ----------

NET INCOME                                      $639,726        $  974,178
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 69,593        $  101,765
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $570,133        $  872,413
                                                ========        ==========
NET INCOME per unit                             $   4.35        $     6.66
                                                ========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                                ========        ==========
           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $639,726        $974,178
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   2,875)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                63,675          52,731
      Loss on sale of oil and gas
        properties                                   128               -
      Gain on disposal of discontinued
        operations (Note 3)                    (  10,368)              -
      Increase in accounts receivable
        - oil and gas sales                    (   8,927)      (  77,247)
      Decrease in deferred charge                    827               -
      Decrease in accounts payable             (  26,962)      (  43,566)
      Increase in gas imbalance payable           39,484               -
      Decrease in accrued liability            (  42,232)              -
                                                --------        --------
Net cash provided by operating
   activities                                   $655,351        $903,221
                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 15,155)      ($ 11,359)
   Proceeds from disposal of
      discontinued operations (Note 3)            88,586          15,437
                                                --------        --------
Net cash provided by investing
   activities                                   $ 73,431        $  4,078
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($576,158)      ($599,540)
                                                --------        --------
Net cash used by financing activities          ($576,158)      ($599,540)
                                                --------        --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $152,624        $307,759

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           438,562         306,024
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $591,186        $613,783
                                                ========        ========
           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,       December 31,
                                                   2004             2003
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $2,179,442       $1,513,224
   Accounts receivable:
      Oil and gas sales                            767,749        1,087,689
                                                ----------       ----------
        Total current assets                    $2,947,191       $2,600,913

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,871,918        4,004,314

DEFERRED CHARGE                                     48,795           49,696
                                                ----------       ----------
                                                $4,867,904       $6,654,923
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  181,978       $  415,194
   Gas imbalance payable                             2,736            2,736
   Asset retirement obligation -
      current (Note 1)                              23,170           12,713
                                                ----------       ----------
        Total current liabilities               $  207,884       $  430,643

LONG-TERM LIABILITIES:
   Accrued liability                            $  303,894       $  342,831
   Asset retirement obligation
      (Note 1)                                     194,549        1,756,150
                                                ----------       ----------
        Total long-term liabilities             $  498,443       $2,098,981

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  240,904)     ($  177,234)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,402,481        4,302,533
                                                ----------       ----------
        Total Partners' capital                 $4,161,577       $4,125,299
                                                ----------       ----------
                                                $4,867,904       $6,654,923
                                                ==========       ==========



           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $1,131,869        $1,228,567
   Interest income                                 1,942             1,341
                                              ----------        ----------
                                              $1,133,811        $1,229,908

COSTS AND EXPENSES:
   Lease operating                            $  219,810        $  235,596
   Production tax                                 77,449            71,121
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,432            39,472
   General and administrative
      (Note 2)                                   133,247           123,059
                                              ----------        ----------
                                              $  464,938        $  469,248
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $  668,873        $  760,660

   Income (loss) from discontinued
      operations (Note 3)                    (   165,977)           65,108

   Gain on disposal of discontinued
      operations (Note 3)                         88,757                 -
                                              ----------        ----------

NET INCOME                                    $  591,653        $  825,768
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   62,070        $   88,790
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  529,583        $  736,978
                                              ==========        ==========
NET INCOME per unit                           $     1.27        $     1.76
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========









           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $2,267,961        $2,542,087
   Interest income                                 3,412             2,268
                                              ----------        ----------
                                              $2,271,373        $2,544,355

COSTS AND EXPENSES:
   Lease operating                            $  454,615        $  513,033
   Production tax                                153,835           158,314
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  69,220           133,907
   General and administrative
      (Note 2)                                   256,279           249,143
                                              ----------        ----------
                                              $  933,949        $1,054,397
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $1,337,424        $1,489,958

   Income (loss) from discontinued
      operations (Note 3)                    (   148,884)          333,722

   Gain on disposal of discontinued
      operations (Note 3)                         88,757                 -
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,277,297        $1,823,680

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,725
                                              ----------        ----------

NET INCOME                                    $1,277,297        $1,826,405
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  135,349        $  198,394
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,141,948        $1,628,011
                                              ==========        ==========
NET INCOME per unit                           $     2.73        $     3.89
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========

           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,277,297      $1,826,405
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     2,725)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  88,455         182,137
      Gain on disposal of discontinued
        operations (Note 3)                    (    88,757)              -
      Settlement of asset retirement
        obligation                                       -     (     1,848)
      (Increase) decrease in accounts
        receivable - oil and gas sales             319,940     (   271,992)
      Decrease in deferred charge                      901           8,263
      Decrease in accounts payable             (   254,306)    (   295,394)
      Decrease in accrued liability -
        other                                            -     (   122,289)
      Decrease in accrued liability            (    38,937)              -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,304,593      $1,322,557
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   29,577)    ($   15,738)
   Proceeds from disposal of
      discontinued operations (Note 3)             632,221          17,334
                                                ----------      ----------
Net cash provided by investing
   activities                                   $  602,644      $    1,596
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,241,019)    ($  747,299)
                                                ----------      ----------
Net cash used by financing activities          ($1,241,019)    ($  747,299)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  666,218      $  576,854

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,513,224         801,420
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $2,179,442      $1,378,274
                                                ==========      ==========
           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,      December 31,
                                                   2004            2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  566,333       $  521,918
   Accounts receivable:
      Oil and gas sales                           461,834          352,465
                                               ----------       ----------
        Total current assets                   $1,028,167       $  874,383

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,659,478        1,695,682

DEFERRED CHARGE                                    21,871           22,237
                                               ----------       ----------
                                               $2,709,516       $2,592,302
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  108,509       $   96,896
   Gas imbalance payable                            2,295            2,295
   Asset retirement obligation -
      current (Note 1)                              4,476            4,002
                                               ----------       ----------
        Total current liabilities              $  115,280       $  103,193

LONG-TERM LIABILITIES:
   Accrued liability                           $  108,441       $  131,768
   Asset retirement obligation
      (Note 1)                                    141,594          138,975
                                               ----------       ----------
        Total long-term liabilities            $  250,035       $  270,743

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  148,480)     ($  156,356)
   Limited Partners, issued and
      outstanding, 221,484 units                2,492,681        2,374,722
                                               ----------       ----------
        Total Partners' capital                $2,344,201       $2,218,366
                                               ----------       ----------
                                               $2,709,516       $2,592,302
                                               ==========       ==========



           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                                 2004             2003
                                               --------         --------

REVENUES:
   Oil and gas sales                           $708,950         $639,889
   Interest income                                  831              499
                                               --------         --------
                                               $709,781         $640,388

COSTS AND EXPENSES:
   Lease operating                             $132,314         $151,930
   Production tax                                38,459           35,272
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 31,026           31,607
   General and administrative
      (Note 2)                                   77,109           69,137
                                               --------         --------
                                               $278,908         $287,946
                                               --------         --------

NET INCOME                                     $430,873         $352,442
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 22,743         $ 18,861
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $408,130         $333,581
                                               ========         ========
NET INCOME per unit                            $   1.85         $   1.51
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========

















           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004             2003
                                               ----------       ----------

REVENUES:
   Oil and gas sales                           $1,354,515       $1,384,375
   Interest income                                  1,373              933
                                               ----------       ----------
                                               $1,355,888       $1,385,308

COSTS AND EXPENSES:
   Lease operating                             $  277,027       $  308,656
   Production tax                                  72,729           76,492
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   57,998          140,158
   General and administrative
      (Note 2)                                    144,755          140,568
                                               ----------       ----------
                                               $  552,509       $  665,874
                                               ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $  803,379       $  719,434

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                              -            3,712
                                               ----------       ----------

NET INCOME                                     $  803,379       $  723,146
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   42,420       $   41,532
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  760,959       $  681,614
                                               ==========       ==========
NET INCOME per unit                            $     3.44       $     3.08
                                               ==========       ==========
UNITS OUTSTANDING                                 221,484          221,484
                                               ==========       ==========









           The accompanying condensed notes are an integral part of
                         these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $803,379        $723,146
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   3,712)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                57,998         140,158
      Settlement of asset retirement
        obligation                                     -       (     903)
      Increase in accounts receivable
        - oil and gas sales                    ( 109,369)      ( 127,006)
      Decrease in deferred charge                    366           3,894
      Decrease in accounts payable             (   6,097)      (  27,619)
      Decrease in accrued liability
        - other                                        -       ( 102,690)
      Increase (decrease) in accrued
        liability                              (  23,327)          8,071
                                                --------        --------
Net cash provided by operating
   activities                                   $722,950        $613,339
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,308)      ($ 12,259)
   Proceeds from the sale of oil
      and gas properties                           4,317          11,352
                                                --------        --------
Net cash used by investing activities          ($    991)      ($    907)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($677,544)      ($346,280)
                                                --------        --------
Net cash used by financing activities          ($677,544)      ($346,280)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 44,415        $266,152

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           521,918         284,588
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $566,333        $550,740
                                                ========        ========
           The accompanying condensed notes are an integral part of
                         these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2004, statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      DISCONTINUED OPERATIONS
      -----------------------

      As further described in Note 3, the III-D and III-E Partnerships sold all of their oil and gas assets held in the Jay-Little Escambia Creek Field ("Jay Field") on May 12, 2004 at a large public oil and gas auction.


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $2,000, $400, $4,000, $2,000, $4,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2004 and 2003 are as shown below.

                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                                6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $111,076          $110,839
      Accretion Expense                              949             1,077
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $112,025          $111,916
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,993          $109,762
      Settlements and Disposals                (   4,865)                -
      Accretion Expense                            1,897             2,154
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $112,025          $111,916
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 15,499          $      -
      Asset Retirement Obligation -
         Long-Term                                96,526           111,916

                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 80,672          $ 77,271
      Additions and Revisions                  (     670)                -
      Accretion Expense                               75               735
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 80,077          $ 78,006
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 83,211          $ 76,536
      Settlements and Disposals                (   3,209)                -
      Accretion Expense                               75             1,470
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 80,077          $ 78,006
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 30,053          $      -
      Asset Retirement Obligation -
         Long-Term                                50,024            78,006

                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $197,201          $191,694
      Accretion Expense                            1,738             1,927
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $198,939          $193,621
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $194,453          $189,767
      Additions and Revisions                      1,022                 -
      Accretion Expense                            3,464             3,854
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $198,939          $193,621
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 33,832          $      -
      Asset Retirement Obligation -
         Long-Term                               165,107           193,621

                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $105,022          $107,536
      Accretion Expense                              856             1,087
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $105,878          $108,623
                                                ========          ========


                                              Six Months         Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $314,031          $106,449
      Additions and Revisions                        146                 -

      Accretion Expense                            4,528             2,174
      Discontinued Operations                  ( 212,827)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $105,878          $108,623
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,718          $      -
      Asset Retirement Obligation -
         Long-Term                                94,160           108,623

                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                  $  216,104          $260,325
      Accretion Expense                            1,615             2,554
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Quarter           $  217,719          $262,879
                                              ==========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                $1,768,863          $260,513
      Settlements and Disposals                        -         (   2,742)
      Accretion Expense                           22,459             5,108
      Discontinued Operations                ( 1,573,603)                -
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Period            $  217,719          $262,879
                                              ==========          ========
      Asset Retirement Obligation -
         Current                              $   23,170          $      -
      Asset Retirement Obligation -
         Long-Term                               194,549           262,879

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $144,520          $138,829
      Accretion Expense                            1,550             1,569
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $146,070          $140,398
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $142,977          $139,563
      Accretion Expense                            3,093             3,138
      Settlements and Disposals                        -         (   2,303)
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $146,070          $140,398
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  4,476          $      -
      Asset Retirement Obligation -
         Long-Term                               141,594           140,398



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 19,137               $ 69,468
               III-B                   17,245                 36,405
               III-C                   18,840                 64,353
               III-D                   17,741                 34,476
               III-E                   23,177                110,070
               III-F                   18,825                 58,284

      During the six months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 29,238               $138,936
               III-B                   24,957                 72,810
               III-C                   28,495                128,706
               III-D                   25,233                 68,952
               III-E                   36,139                220,140
               III-F                   28,187                116,568

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3.    DISCONTINUED OPERATIONS
      -----------------------

      On May 12, 2004 the III-D and III-E Partnerships sold all of their interest in the Jay Field located in Santa Rosa County, Florida at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships. Accordingly, current year results of the Jay Field segment have been classified as discontinued, and prior periods have been restated.

      Net sales from discontinued operations are as follows:

                                    III-D Partnership
                                    -----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Oil and gas sales                         $ 21,798          $ 75,982
      Lease operating                          (  43,444)        (  58,158)
      Production tax                           (   1,644)        (   5,572)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -         (   4,189)
                                                --------          --------
      Income (loss) from
         discontinued operations               ($ 23,290)         $  8,063
                                                ========          ========

                                              Six Months         Six Months
                                                Ended              Ended
                                              6/30/2004          6/30/2003
                                             ------------      ------------

      Oil and gas sales                         $149,236          $184,017
      Lease operating                          ( 157,602)          116,788)
      Production tax                           (   9,818)        (  14,959)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,818)        (   6,491)
                                                --------          --------
      Income (loss) from
         discontinued operations               ($ 21,002)         $ 45,779
                                                ========          ========

                                    III-E Partnership
                                    -----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                               6/31/2004         6/31/2003
                                             ------------      ------------

      Oil and gas sales                       $  155,826         $  542,046
      Lease operating                        (   310,053)       (   406,124)
      Production tax                         (    11,750)       (    39,750)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -        (    31,064)
                                              ----------         ----------
      Income (loss) from
         discontinued operations             ($  165,977)        $   65,108
                                              ==========         ==========

                                              Six Months         Six Months
                                                Ended              Ended
                                              6/31/2004          6/31/2003
                                             ------------      ------------

      Oil and gas sales                       $1,065,194         $1,313,263
      Lease operating                        ( 1,124,762)       (   824,556)
      Production tax                         (    70,081)       (   106,755)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                          (    19,235)       (    48,230)
                                              ----------         ----------
      Income (loss) from
         discontinued operations             ($  148,884)        $  333,722
                                              ==========         ==========

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


DISCONTINUED OPERATIONS
-----------------------

      The III-D and III-E Partnerships owned working interests in the Jay Field located in Santa Rosa County, Florida. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. Recently, the operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property has been reduced and at times has been negative. This property is very sensitive to changes in oil prices and production volumes.

      In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field and the disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $89,000 and $632,000, respectively, will be included in the August 15, 2004 cash distributions to the III-D and III-E Partnerships. The sale of the Jay Field interests will impact the continuing future operations of the III-D and III-E Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The General Partner currently intends to extend the term of the III-D and III-E Partnerships to at least December 31, 2005, but has not yet determined whether it intends to further extend the terms of any other Partnerships.


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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $2,000, $400, $4,000, $2,000, $4,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             139,211        4,039,478
         Production                             ( 10,018)      (  126,475)
         Revisions of previous
            estimates                                754           17,659
                                                 -------        ---------

      Proved reserves, March 31, 2004            129,947        3,930,662
         Production                             ( 10,053)      (  119,410)
         Extensions and discoveries                  275              515
         Sale of minerals in place              (     78)               -
         Revisions of previous
            estimates                              6,108          255,823
                                                 -------        ---------

      Proved reserves, June 30, 2004             126,199        4,067,590
                                                 =======        =========


                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              87,639        1,677,840
         Production                             (  7,027)      (   47,281)
         Revisions of previous
            estimates                              1,071       (    5,634)
                                                 -------        ---------

      Proved reserves, March 31, 2004             81,683        1,624,925
         Production                             (  6,752)      (   50,491)
         Extensions and discoveries                  181              340
         Revisions of previous
            estimates                              1,704          107,352
                                                 -------        ---------

      Proved reserves, June 30, 2004              76,816        1,682,126
                                                 =======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              99,719        5,349,105
         Production                             (  2,855)      (  156,564)
         Sale of minerals in place              (      6)               -
         Revisions of previous
            estimates                           (  6,327)      (   28,640)
                                                 -------        ---------

      Proved reserves, March 31, 2004             90,531        5,163,901
         Production                             (  2,672)      (  121,950)
         Extension and discoveries                     -           88,801
         Revisions of previous
            estimates                              3,537          243,198
                                                 -------        ---------

      Proved reserves, June 30, 2004              91,396        5,373,950
                                                 =======        =========



                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             157,044        2,652,614
         Production                             (  2,273)      (   89,584)
         Discontinued operations                ( 72,676)      (   14,536)
         Revisions of previous
            estimates                                342       (      714)
                                                 -------        ---------

      Proved reserves, March 31, 2004             82,437        2,547,780
         Production                             (  2,557)      (   59,892)
         Extension and discoveries                     -           12,717
         Discontinued operations                (    506)      (    1,107)
         Revisions of previous
            estimates                              8,575          106,941
                                                 -------        ---------

      Proved reserves, June 30, 2004              87,949        2,606,439
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2003             674,924        6,565,947
         Production                             (  7,433)      (  181,161)
         Discontinued operations                (518,676)      (  103,734)
         Revisions of previous
            estimates                              3,737           95,261
                                                 -------        ---------

      Proved reserves, March 31, 2004            152,552        6,376,313
         Production                             (  6,329)      (  177,447)
         Discontinued operations                (  3,621)      (    7,905)
         Revisions of previous
            estimates                             21,872          489,782
                                                 -------        ---------

      Proved reserves, June 30, 2004             164,474        6,680,743
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             360,288        4,482,383
         Production                             (  4,927)      (   98,635)
         Revisions of previous
            estimates                             17,271          152,498
                                                 -------        ---------

      Proved reserves, March 31, 2004            372,632        4,536,246
         Production                             (  4,860)      (  103,452)
         Revisions of previous
            estimates                           ( 53,333)         185,762
                                                 -------        ---------

      Proved reserves, June 30, 2004             314,439        4,618,556
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2004, March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such
      prices  were  not  escalated   except  in  certain   circumstances   where
      escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2004 will actually be realized for such production.

                                   Net Present Value of Reserves
                            ----------------------------------------------
      Partnership               6/30/04        3/31/04       12/31/03
      -----------             -----------    -----------    -----------
        III-A                 $13,199,421    $13,031,923    $13,777,306
        III-B                   5,997,184      5,998,312      6,143,806
        III-C                  13,685,288     12,793,597     13,637,641
        III-D                   6,991,251      6,506,193      6,865,989
        III-E                  17,794,709     15,859,533     16,042,508
        III-F                  12,972,945     12,119,933     12,072,331


                                       Oil and Gas Prices
                            ----------------------------------------------
        Pricing                 6/30/04         3/31/04      12/31/03
      -----------             -----------    -----------    -----------
      Oil (Bbl)               $     33.75    $     32.50    $     29.25
      Gas (Mcf)                      6.04           5.63           5.77



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

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,086,658       $1,050,221
      Oil and gas production expenses           $  213,985       $  191,442
      Barrels produced                              10,053           12,045
      Mcf produced                                 119,410          110,375
      Average price/Bbl                         $    37.17       $    28.48
      Average price/Mcf                         $     5.97       $     6.41

      As shown in the table above, total oil and gas sales increased $36,437 (3.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

      Of this increase, approximately (i) $87,000 was related to an increase in the average price of oil sold and (ii) $58,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately (i) $57,000 related to a decrease in volumes of oil sold and (ii) $52,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 1,992 barrels for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Volumes of gas sold increased 9,035 Mcf for the three months ended June 30, 2004 as compared the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to the payout of two non-consent wells. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,543 (11.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2004 and (ii) an increase in production taxes associated with the payout of two non-consent wells. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended June 30, 2004 from 18.2% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $20,747 (64.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) one significant well being substantially depleted during the three months ended June 30, 2004 and (ii) the abandonment of another significant well during 2004 following an unsuccessful recompletion attempt. These increases were partially offset by upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to 4.9% for the three months ended June 30, 2004 from 3.1% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $8,313 (10.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 8.2% for the three months ended June 30, 2004 from 7.6% for the three months ended June 30, 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,090,688       $2,291,893
      Oil and gas production expenses           $  446,379       $  383,462
      Barrels produced                              20,071           25,120
      Mcf produced                                 245,885          268,903
      Average price/Bbl                         $    35.41       $    30.11
      Average price/Mcf                         $     5.61       $     5.71

      As shown in the table above, total oil and gas sales decreased $201,205 (8.8%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $152,000 and $131,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $24,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $106,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 5,049 barrels and 23,018 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decrease in volumes of gas sold was partially offset by an increase due to the payout of two non-consent wells.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $62,917 (16.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2004, (ii) an increase in production taxes associated with the payout of two non-consent wells, and
      (iii) the receipt of an environmental clean-up credit on one significant well during the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 21.4% for the six months ended June 30, 2004 from 16.7% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $36,554 (41.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) another significant well being substantially depleted during the six months ended June 30, 2004. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to 6.0% for the six months ended June 30, 2004 from 3.9% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,570 (2.8%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 8.0% for the six months ended June 30, 2004 from 7.1% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $37,598,701  or  142.43%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $552,331        $571,366
      Oil and gas production expenses             $129,519        $ 93,535
      Barrels produced                               6,752           8,270
      Mcf produced                                  50,491          50,898
      Average price/Bbl                           $  37.46        $  28.34
      Average price/Mcf                           $   5.93        $   6.62

      As shown in the table above, total oil and gas sales decreased $19,035 (3.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately (i) $43,000 and $3,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $35,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $62,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,518 barrels and 407 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decrease in volumes of gas sold was partially offset by an increase due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,984 (38.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2004 and (ii) an increase in production taxes associated with the payout of one non-consent well. As a percentage of oil and gas sales, these expenses increased to 23.4% for the three months ended June 30, 2004 from 16.4% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,833 (33.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) one significant well being substantially depleted during the three months ended June 30, 2004 and (ii) the abandonment of another significant well during 2004 following an unsuccessful recompletion attempt. These increases were partially offset by upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to 5.7% for the three months ended June 30, 2004 from 4.1% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $7,404 (16.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.7% for the three months ended June 30, 2004 from 8.1% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
      Oil and gas sales                          $1,041,732     $1,271,941
      Oil and gas production expenses            $  261,404     $  213,314
      Barrels produced                               13,779         17,445
      Mcf produced                                   97,772        131,405
      Average price/Bbl                          $    35.35     $    30.17
      Average price/Mcf                          $     5.67     $     5.67

      As shown in the table above, total oil and gas sales decreased $230,209 (18.1%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $111,000 and $191,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $71,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 3,666 barrels and 33,633 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decrease in volumes of gas sold was partially offset by an increase due to the payout of one non-consent well.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,090 (22.5%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2004, (ii) an increase in production taxes associated with the payout of one non-consent well, and
      (iii)  the  receipt  of  an  environmental   clean-up  credit  on  another
      significant well during the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 25.1% for the six months ended June 30, 2004 from 16.8% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $18,442 (32.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) another significant well being substantially depleted during the six months ended June 30, 2004. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to

      7.3% for the six months ended June 30, 2004 from 4.5% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,100 (3.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.4% for the six months ended June 30, 2004 from 7.4% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $21,235,353  or  153.51%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                              Three Months Ended June 30,
                                              ---------------------------
                                                  2004             2003
                                                --------         --------
      Oil and gas sales                         $880,384         $963,616
      Oil and gas production expenses           $198,139         $224,394
      Barrels produced                             2,672            3,660
      Mcf produced                               121,950          170,277
      Average price/Bbl                         $  36.69         $  28.47
      Average price/Mcf                         $   6.42         $   5.05

      As shown in the table above, total oil and gas sales decreased $83,232 (8.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $28,000 and $244,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $22,000 and $167,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 988 barrels and 48,327 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to the shutting-in of a production zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-C Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable,
      (ii) normal declines in production, and (iii) the III-C Partnership receiving a reduced percentage of sales on one significant well during the three months ended June 30,

      2004 due to gas balancing. These decreases were partially offset by the successful completion of a new well during early 2004. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold by the III-C Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,255 (11.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the three months ended June 30, 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on another significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended June 30, 2004 from 23.3% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,581 (4.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves on one significant well at June 30, 2004 as compared to June 30, 2003. As a percentage of oil and gas sales, this expense increased to 6.1% for the three months ended June 30, 2004 from 5.8% for the three months ended June 30, 2003.

      General and administrative expenses increased $8,173 (10.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.4% for the three months ended June 30, 2004 from 7.8% for the three months ended June 30, 2003. This percentage increase was primarily due to
      (i) the dollar increase in general and administrative expenses and (ii) the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,728,881       $2,119,331
      Oil and gas production expenses           $  387,948       $  463,160
      Barrels produced                               5,527            9,574
      Mcf produced                                 278,514          351,381
      Average price/Bbl                         $    34.61       $    30.51
      Average price/Mcf                         $     5.52       $     5.20

      As shown in the table above, total oil and gas sales decreased $390,450 (18.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $123,000 and $379,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $89,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 4,047 barrels and 72,867 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to the shutting-in of a production zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-C Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) normal declines in production, and (iii) the III-C Partnership receiving a reduced percentage of sales on one significant well during the six months ended June 30, 2004 due to gas balancing. These decreases were partially offset by the successful completion of a new well during early 2004. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold by the III-C Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $75,212 (16.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on another significant well during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 22.4% for the six months ended June 30, 2004 from 21.9% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,934 (11.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves on one significant well at June 30, 2004 as compared to June 30, 2003 and (ii) an increase in depletable oil and gas properties primarily due to developmental drilling activities on another significant well during the six months ended June 30, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.4% for the six months ended June 30, 2004 from 4.7% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses increased $4,343 (2.8%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.1% for the six months ended June 30, 2004 from 7.2% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $28,526,795  or  116.66%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2004              2003
                                                --------          --------
      Oil and gas sales                         $489,725          $592,901
      Oil and gas production expenses           $ 74,041          $141,777
      Barrels produced                             2,557             3,515
      Mcf produced                                59,892           103,132
      Average price/Bbl                         $  35.41          $  25.61
      Average price/Mcf                         $   6.67          $   4.88

      As shown in the table above, total oil and gas sales decreased $103,176 (17.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $24,000 and $211,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $25,000 and $107,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 958 barrels and 43,240 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-D Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) normal declines in production, and (iii) the III-D Partnership receiving a reduced percentage of sales on several wells during the three months ended June 30, 2004 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to decreases in volumes of gas sold for the III-D Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $67,736 (47.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the three months ended June 30, 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended June 30, 2004 from 23.9% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,071 (27.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves on two significant wells at June 30, 2004 as compared to June 30, 2003. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 7.6% for the three months ended June 30, 2004 from 5.0% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $7,275 (16.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 10.7% for the three months ended June 30, 2004 from 7.6% for the three months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                Six Months Ended June 30,
                                                ----------------------------
                                                  2004               2003
                                                --------          ----------
      Oil and gas sales                         $993,642          $1,342,677
      Oil and gas production expenses           $189,215          $  281,066
      Barrels produced                             4,830               8,566
      Mcf produced                               149,476             214,718
      Average price/Bbl                         $  33.82          $    28.31
      Average price/Mcf                         $   5.55          $     5.12

      As shown in the table above, total oil and gas sales decreased $349,035 (26.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $106,000 and $334,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $64,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,736 barrels and 65,242 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-D Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) normal declines in production, and (iii) the III-D Partnership receiving a reduced percentage of sales on several wells during the six months ended June 30, 2004 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to decreases in volumes of gas sold for the III-D Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $91,851 (32.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and
      (iii) workover expenses incurred on one significant well during the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the six months ended June 30, 2004 from 20.9% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,617 (31.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves on two significant wells at June 30, 2004 as compared to June 30, 2003. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 6.1% for the six months ended June 30, 2004 from 3.4% for the six months ended June 30, 2003. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,937 (3.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.5% for the six months ended June 30, 2004 from 6.8% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $15,813,669  or  120.71%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,131,869       $1,228,567
      Oil and gas production expenses           $  297,259       $  306,717
      Barrels produced                               6,329            9,067
      Mcf produced                                 177,447          195,337
      Average price/Bbl                         $    32.84       $    24.82
      Average price/Mcf                         $     5.21       $     5.14

      As shown in the table above, total oil and gas sales decreased $96,698 (7.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $68,000 and $92,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $51,000 and $12,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,738 barrels and 17,890 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,458 (3.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 26.3% for the three months ended June 30, 2004 from 25.0% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,040 (12.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.0% for the three months ended June 30, 2004 from 3.2% for the three months ended June 30, 2003.

      General and administrative expenses increased $10,188 (8.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.8% for the three months ended June 30, 2004 from 10.0% for the three months ended June 30, 2003. This percentage increase was primarily due to
      (i) the decrease in oil and gas sales and (ii) the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,267,961       $2,542,087
      Oil and gas production expenses           $  608,450       $  671,347
      Barrels produced                              13,762           17,347
      Mcf produced                                 358,608          411,088
      Average price/Bbl                         $    31.68       $    27.38
      Average price/Mcf                         $     5.11       $     5.03

      As shown in the table above, total oil and gas sales decreased $274,126 (10.8%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $98,000 and $264,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $59,000 and $29,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,585 barrels and 52,480 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,897 (9.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 26.8% for the six months ended June 30, 2004 from 26.4% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $64,687 (48.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2003 due to the lack of remaining reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 3.1% for the six months ended June 30, 2004 from 5.3% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $7,136 (2.9%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.3% for the six months ended June 30, 2004 from 9.8% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $47,530,016  or  113.64%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $708,950        $639,889
      Oil and gas production expenses             $170,773        $187,202
      Barrels produced                               4,860           4,914
      Mcf produced                                 103,452          84,148
      Average price/Bbl                           $  36.80        $  28.46
      Average price/Mcf                           $   5.12        $   5.94

      As shown in the table above, total oil and gas sales increased $69,061 (10.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $115,000 was related to an increase in volumes of gas sold and (ii) $41,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $85,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 54 barrels, while volumes of gas sold increased 19,304 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on several wells during the three months ended June 30, 2004 and (ii) an increase in production on one significant well following successful repairs made during late 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,429 (8.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the three months ended June 30, 2004 from 29.3% for the three months ended June 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increase in the average price of oil sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $581 (1.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to one significant well being fully depleted during the three months ended June 30, 2003 due to the lack of remaining reserves. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended June 30, 2004 from 4.9% for the three months ended June 30, 2003.

      This percentage decrease was primarily due to the increase in the average price of oil sold.

      General and administrative expenses increased $7,972 (11.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.9% and 10.8%, respectively, for the three months ended June 30, 2004 and 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                 --------------------------
                                                     2004          2003
                                                  ----------     ----------
      Oil and gas sales                           $1,354,515     $1,384,375
      Oil and gas production expenses             $  349,756     $  385,148
      Barrels produced                                 9,787         10,296
      Mcf produced                                   202,087        221,518
      Average price/Bbl                           $    34.46     $    29.68
      Average price/Mcf                           $     5.03     $     4.87

      As shown in the table above, total oil and gas sales decreased $29,860 (2.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $15,000 and $95,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $47,000 and $33,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 509 barrels and 19,431 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $35,392 (9.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the six months ended June 30, 2004 from 27.8% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $82,160 (58.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2003 due to severe mechanical problems, (ii) two other significant wells being fully depleted during the six months ended June 30, 2003 due to the lack of remaining reserves, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the six months ended June 30, 2004 from 10.1% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses increased $4,187 (3.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 10.7% for the six months ended June 30, 2004 from 10.2% for the six months ended June 30, 2003.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $19,029,904  or  85.92%  of  Limited   Partners'  capital
      contributions.

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

            32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

            32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

            32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

     (b)   Reports on Form 8-K.

           Current Report on Form 8-K filed during the second quarter of 2004:

           Date of Event:                May 12, 2004
           Date Filed with SEC:          May 17, 2004
           Items Included:               Item 2 - Acquisition or
                                                  Disposition of
                                                  Assets
                                         Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2004              By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2004              By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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