Form 10-Q
period 2004-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2004-11-12
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            September 30,      December 31,
                                                2004               2003
                                            -------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,025,250        $  804,593
   Accounts receivable:
      Oil and gas sales                          640,269           509,275
                                              ----------        ----------
        Total current assets                  $1,665,519        $1,313,868

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 764,555           847,993

DEFERRED CHARGE                                  190,806           195,649
                                              ----------        ----------
                                              $2,620,880        $2,357,510
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   80,076        $   76,949
   Gas imbalance payable                          20,904            22,289
   Asset retirement obligation -
      current (Note 1)                            16,604             8,501
                                              ----------        ----------
        Total current liabilities             $  117,584        $  107,739

LONG-TERM LIABILITIES:
   Accrued liability                          $   30,538        $   34,046
   Asset retirement obligation
      (Note 1)                                    96,366           106,492
                                              ----------        ----------
        Total long-term liabilities           $  126,904        $  140,538

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   86,382)      ($  104,097)
   Limited Partners, issued and
      outstanding, 263,976 units               2,462,774         2,213,330
                                              ----------        ----------
        Total Partners' capital               $2,376,392        $2,109,233
                                              ----------        ----------
                                              $2,620,880        $2,357,510
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004             2003
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,024,984        $944,055
   Interest income                                 1,579           1,515
                                              ----------        --------
                                              $1,026,563        $945,570

COSTS AND EXPENSES:
   Lease operating                            $  104,716        $139,845
   Production tax                                 84,577          77,201
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,320          35,461
   General and administrative
      (Note 2)                                    73,946          79,346
                                              ----------        --------
                                              $  289,559        $331,853
                                              ----------        --------

NET INCOME                                    $  737,004        $613,717
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   75,911        $ 64,412
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  661,093        $549,305
                                              ==========        ========
NET INCOME per unit                           $     2.50        $   2.08
                                              ==========        ========
UNITS OUTSTANDING                                263,976         263,976
                                              ==========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $3,115,672        $3,235,948
   Interest income                                 3,770             4,627
   Gain on sale of oil and gas
      properties                                   1,399                 -
                                              ----------        ----------
                                              $3,120,841        $3,240,575

COSTS AND EXPENSES:
   Lease operating                            $  375,591        $  355,365
   Production tax                                260,081           245,143
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 151,189           123,776
   General and administrative
      (Note 2)                                   242,120           242,950
                                              ----------        ----------
                                              $1,028,981        $  967,234
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,091,860        $2,273,341

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       673)
                                              ----------        ----------

NET INCOME                                    $2,091,860        $2,272,668
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  222,416        $  238,005
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,869,444        $2,034,663
                                              ==========        ==========
NET INCOME per unit                           $     7.08        $     7.71
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004             2003
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,091,860       $2,272,668
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -              673
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                151,189          123,776
      Gain on sale of oil and gas
        properties                            (     1,399)               -
      Decrease in accounts receivable
        - related party                                 -               10
      Settlement of asset retirement
        obligation                            (       165)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales        (   130,994)          53,620
      Decrease in deferred charge                   4,843           31,045
      Increase (decrease) in accounts
        payable                                     3,342      (     1,526)
      Decrease in gas imbalance
        payable                               (     1,385)               -
      Decrease in accrued liability           (     3,508)     (     8,465)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,113,783       $2,471,801
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   68,800)     ($   36,944)
   Proceeds from sale of oil and gas
      properties                                      375              878
                                               ----------       ----------
Net cash used by investing activities         ($   68,425)     ($   36,066)
                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,824,701)     ($2,191,849)
                                               ----------       ----------
Net cash used by financing activities         ($1,824,701)     ($2,191,849)
                                               ----------       ----------





            The accompanying condensed notes are an integral part of
                           these financial statements.

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  220,657       $  243,886

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            804,593          718,665
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,025,250       $  962,551
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  511,792        $  417,271
   Accounts receivable:
      Oil and gas sales                          345,212           274,296
                                              ----------        ----------
        Total current assets                  $  857,004        $  691,567

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 403,375           450,273

DEFERRED CHARGE                                  123,784           128,417
                                              ----------        ----------
                                              $1,384,163        $1,270,257
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   51,329        $   52,293
   Gas imbalance payable                          10,934            11,711
   Asset retirement obligation -
      current (Note 1)                            30,779            25,060
                                              ----------        ----------
        Total current liabilities             $   93,042        $   89,064

LONG-TERM LIABILITIES:
   Accrued liability                          $   10,847        $   13,746
   Asset retirement obligation
      (Note 1)                                    49,315            58,151
                                              ----------        ----------
        Total long-term liabilities           $   60,162        $   71,897

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,413)      ($   68,928)
   Limited Partners, issued and
      outstanding, 138,336 units               1,286,372         1,178,224
                                              ----------        ----------
        Total Partners' capital               $1,230,959        $1,109,296
                                              ----------        ----------
                                              $1,384,163        $1,270,257
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Oil and gas sales                            $545,780          $510,724
   Interest income                                   744               761
                                                --------          --------
                                                $546,524          $511,485

COSTS AND EXPENSES:
   Lease operating                              $ 65,180          $ 80,394
   Production tax                                 47,089            42,522
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,326            21,374
   General and administrative
      (Note 2)                                    39,806            42,501
                                                --------          --------
                                                $166,401          $186,791
                                                --------          --------

NET INCOME                                      $380,123          $324,694
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 58,912          $ 51,583
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $321,211          $273,111
                                                ========          ========
NET INCOME per unit                             $   2.32          $   1.97
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,587,512        $1,782,665
   Interest income                                 1,763             2,387
                                              ----------        ----------
                                              $1,589,275        $1,785,052

COSTS AND EXPENSES:
   Lease operating                            $  234,273        $  198,053
   Production tax                                139,400           138,177
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  90,345            78,951
   General and administrative
      (Note 2)                                   137,573           137,168
                                              ----------        ----------
                                              $  601,591        $  552,349
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  987,684        $1,232,703

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       586)
                                              ----------        ----------

NET INCOME                                    $  987,684        $1,232,117
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  160,536        $  195,595
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  827,148        $1,036,522
                                              ==========        ==========
NET INCOME per unit                           $     5.98        $     7.49
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  987,684      $1,232,117
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -             586
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  90,345          78,951
      Settlement of asset retirement
        obligation                             (       109)              -
      Decrease in accounts receivable
        - related party                                  -               7
      (Increase) decrease in accounts
        receivable - oil and gas sales         (    70,916)         36,552
      Decrease in deferred charge                    4,633               -
      Decrease in accounts payable             (       882)    (     7,764)
      Decrease in gas imbalance payable        (       777)              -
      Decrease in accrued liability            (     2,899)    (     2,607)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,007,079      $1,337,842
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   46,537)    ($   22,723)
   Proceeds from sale of oil and gas
      properties                                         -             461
                                                ----------      ----------
Net cash used by investing activities          ($   46,537)    ($   22,262)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  866,021)    ($1,210,260)
                                                ----------      ----------
Net cash used by financing activities          ($  866,021)    ($1,210,260)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   94,521      $  105,320

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             417,271         397,754
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  511,792      $  503,074
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  819,315        $  711,441
   Accounts receivable:
      Oil and gas sales                          468,317           446,858
                                              ----------        ----------
        Total current assets                  $1,287,632        $1,158,299

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,507,229         1,691,169

DEFERRED CHARGE                                   52,008            53,217
                                              ----------        ----------
                                              $2,846,869        $2,902,685
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  127,985        $   77,907
   Gas imbalance payable                          86,036            38,187
   Asset retirement obligation -
      current (Note 1)                            34,286            28,206
                                              ----------        ----------
        Total current liabilities             $  248,307        $  144,300

LONG-TERM LIABILITIES:
   Accrued liability                          $  179,128        $  202,758
   Asset retirement obligation
      (Note 1)                                   166,237           166,247
                                              ----------        ----------
        Total long-term liabilities           $  345,365        $  369,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  160,229)      ($  153,480)
   Limited Partners, issued and
      outstanding, 244,536 units               2,413,426         2,542,860
                                              ----------        ----------
        Total Partners' capital               $2,253,197        $2,389,380
                                              ----------        ----------
                                              $2,846,869        $2,902,685
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                2004              2003
                                              --------          --------

REVENUES:
   Oil and gas sales                          $691,851          $756,408
   Interest income                               1,316             1,332
                                              --------          --------
                                              $693,167          $757,740

COSTS AND EXPENSES:
   Lease operating                            $160,910          $105,493
   Production tax                               48,473            54,176
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               196,749            47,365
   General and administrative
      (Note 2)                                  68,067            73,072
                                              --------          --------
                                              $474,199          $280,106
                                              --------          --------

NET INCOME                                    $218,968          $477,634
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 39,473          $ 51,893
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $179,495          $425,741
                                              ========          ========
NET INCOME per unit                           $   0.74          $   1.74
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $2,420,732        $2,875,739
   Interest income                                 3,215             3,657
   Loss on sale of oil and gas
      properties                             (       891)                -
                                              ----------        ----------
                                              $2,423,056        $2,879,396

COSTS AND EXPENSES:
   Lease operating                            $  427,884        $  423,962
   Production tax                                169,447           198,867
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 307,239           146,921
   General and administrative
      (Note 2)                                   225,268           225,930
                                              ----------        ----------
                                              $1,129,838        $  995,680
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,293,218        $1,883,716

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,317
                                              ----------        ----------

NET INCOME                                    $1,293,218        $1,886,033
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  156,652        $  201,252
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,136,566        $1,684,781
                                              ==========        ==========
NET INCOME per unit                           $     4.65        $     6.89
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,293,218     $1,886,033
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -    (     2,317)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  307,239        146,921
      Settlement of asset retirement
        obligation                              (       131)             -
      Loss on sale of oil and gas
        properties                                      891              -
      (Increase) decrease in accounts
        receivable - oil and gas sales          (    21,459)        22,298
      Decrease in deferred charge                     1,209              -
      Increase (decrease) in accounts
        payable                                      39,553    (    61,583)
      Increase in gas imbalance payable              47,849              -
      Decrease in accrued liability             (    23,630)             -
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,644,739     $1,991,352
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  107,464)   ($   17,815)
   Proceeds from sale of oil and gas
      properties                                          -         18,381
                                                 ----------     ----------
Net cash provided (used) by investing
   activities                                   ($  107,464)    $      566
                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,429,401)   ($1,589,993)
                                                 ----------     ----------
Net cash used by financing activities           ($1,429,401)   ($1,589,993)
                                                 ----------     ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  107,874     $  401,925

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              711,441        480,424
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  819,315     $  882,349
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  486,354        $  438,562
   Accounts receivable:
      Oil and gas sales                          279,688           339,466
                                              ----------        ----------
        Total current assets                  $  766,042        $  778,028

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 605,369           943,562

DEFERRED CHARGE                                    9,125             9,952
                                              ----------        ----------
                                              $1,380,536        $1,731,542
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  159,878        $   83,251
   Gas imbalance payable                          44,673             5,189
   Asset retirement obligation -
      current (Note 1)                            11,890             7,187
                                              ----------        ----------
        Total current liabilities             $  216,441        $   95,627

LONG-TERM LIABILITIES:
   Accrued liability                          $  205,072        $  247,304
   Asset retirement obligation
      (Note 1)                                    94,812           306,844
                                              ----------        ----------
        Total long-term liabilities           $  299,884        $  554,148

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   72,494)      ($   47,561)
   Limited Partners, issued and
      outstanding, 131,008 units                 936,705         1,129,328
                                              ----------        ----------
        Total Partners' capital               $  864,211        $1,081,767
                                              ----------        ----------
                                              $1,380,536        $1,731,542
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                  2004            2003
                                               ----------       --------

REVENUES:
   Oil and gas sales                            $397,237        $338,938
   Interest income                                   979             752
                                                --------        --------
                                                $398,216        $339,690

COSTS AND EXPENSES:
   Lease operating                              $115,595        $ 66,624
   Production tax                                 28,056          23,908
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,942          19,988
   General and administrative
      (Note 2)                                    41,178          39,783
                                                --------        --------
                                                $196,771        $150,303
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $201,445        $189,387

   Income (loss) from discontinued
      operations (Note 3)                      (  67,866)         24,823
                                                --------        --------

NET INCOME                                      $133,579        $214,210
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 14,335        $ 23,877
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $119,244        $190,333
                                                ========        ========
NET INCOME per unit                             $   0.91        $   1.45
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $1,390,879        $1,681,615
   Interest income                                 2,082             2,153
   Loss on sale of oil and gas
      properties                             (       128)                -
                                              ----------        ----------
                                              $1,392,833        $1,683,768

COSTS AND EXPENSES:
   Lease operating                            $  234,776        $  255,215
   Production tax                                 98,090           116,383
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  72,799            66,228
   General and administrative
      (Note 2)                                   135,363           131,031
                                              ----------        ----------
                                              $  541,028        $  568,857
                                              ----------        ----------

INCOME FROM CONTINUING OPERATIONS             $  851,805        $1,114,911

   Income (loss) from discontinued
      operations (Note 3)                    (    88,868)           70,602

   Gain on disposal of discontinued
      operations (Note 3)                         10,368                 -
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  773,305        $1,185,513

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,875
                                              ----------        ----------

NET INCOME                                    $  773,305        $1,188,388
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   83,928        $  125,642
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  689,377        $1,062,746
                                              ==========        ==========
NET INCOME per unit                           $     5.26        $     8.11
                                              ==========        ==========
UNITS OUTSTANDING                                131,008           131,008
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004             2003
                                               ----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $773,305        $1,188,388
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (     2,875)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                75,617            80,862
      Loss on sale of oil and gas
        properties                                   128                 -
      Settlement of asset retirement
        obligation                             (      17)                -
      Gain on disposal of discontinued
        operations (Note 3)                    (  10,368)                -
      Decrease in accounts receivable
        - oil and gas sales                       59,778            43,131
      Decrease in deferred charge                    827                 -
      Increase (decrease) in accounts
        payable                                   69,375       (    78,373)
      Increase in gas imbalance payable           39,484                 -
      Decrease in accrued liability            (  42,232)                -
                                                --------        ----------
Net cash provided by operating
   activities                                   $965,897        $1,231,133
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 15,830)      ($    5,662)
   Proceeds from disposal of
      discontinued operations (Note 3)            88,586            13,975
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 72,756        $    8,313
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($990,861)      ($1,052,481)
                                                --------        ----------
Net cash used by financing activities          ($990,861)      ($1,052,481)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 47,792        $  186,965

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           438,562           306,024
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $486,354        $  492,989
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              September 30,     December 31,
                                                  2004              2003
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,230,596       $1,513,224
   Accounts receivable:
      Oil and gas sales                            720,223        1,087,689
                                                ----------       ----------
        Total current assets                    $1,950,819       $2,600,913

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,959,924        4,004,314

DEFERRED CHARGE                                     48,795           49,696
                                                ----------       ----------
                                                $3,959,538       $6,654,923
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  753,915       $  415,194
   Gas imbalance payable                             2,736            2,736
   Asset retirement obligation -
      current (Note 1)                              23,221           12,713
                                                ----------       ----------
        Total current liabilities               $  779,872       $  430,643

LONG-TERM LIABILITIES:
   Accrued liability                            $  303,894       $  342,831
   Asset retirement obligation
      (Note 1)                                     196,081        1,756,150
                                                ----------       ----------
        Total long-term liabilities             $  499,975       $2,098,981

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  317,476)     ($  177,234)
   Limited Partners, issued and
      outstanding, 418,266 units                 2,997,167        4,302,533
                                                ----------       ----------
        Total Partners' capital                 $2,679,691       $4,125,299
                                                ----------       ----------
                                                $3,959,538       $6,654,923
                                                ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $1,103,595          $962,495
   Interest income                                 3,659             1,705
                                              ----------          --------
                                              $1,107,254          $964,200

COSTS AND EXPENSES:
   Lease operating                            $  236,393          $254,274
   Production tax                                 80,003            60,783
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  67,474            40,269
   General and administrative
      (Note 2)                                   119,719           124,495
                                              ----------          --------
                                              $  503,589          $479,821
                                              ----------          --------

NET INCOME FROM CONTINUING OPERATIONS         $  603,665          $484,379

   Income (loss) from discontinued
      operations (Note 3)                    (   484,339)          166,374
                                              ----------          --------

NET INCOME                                    $  119,326          $650,753
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   17,640          $ 73,912
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  101,686          $576,841
                                              ==========          ========
NET INCOME per unit                           $      .24          $   1.38
                                              ==========          ========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Oil and gas sales                          $3,371,556        $3,504,582
   Interest income                                 7,071             3,973
                                              ----------        ----------
                                              $3,378,627        $3,508,555

COSTS AND EXPENSES:
   Lease operating                            $  691,008        $  767,307
   Production tax                                233,838           219,097
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 136,694           174,176
   General and administrative
      (Note 2)                                   375,998           373,638
                                              ----------        ----------
                                              $1,437,538        $1,534,218
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $1,941,089        $1,974,337

   Income (loss) from discontinued
      operations (Note 3)                    (   633,223)          500,096

   Gain on disposal of discontinued
      operations (Note 3)                         88,757                 -
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,396,623        $2,474,433

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,725
                                              ----------        ----------

NET INCOME                                    $1,396,623        $2,477,158
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  152,989        $  272,306
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,243,634        $2,204,852
                                              ==========        ==========
NET INCOME per unit                           $     2.97        $     5.27
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,396,623      $2,477,158
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     2,725)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 155,929         282,208
      Settlement of asset retirement
        obligation                                       -     (     1,848)
      Gain on disposal of discontinued
        operations (Note 3)                    (    88,757)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             367,466     (   139,742)
      Decrease in deferred charge                      901           8,263
      Increase (decrease) in accounts
        payable                                    273,738     (   277,964)
      Decrease in accrued liability -
        other                                            -     (   122,289)
      Decrease in accrued liability            (    38,937)              -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,066,963      $2,223,061
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  139,581)    ($   16,896)
   Proceeds from disposal of
      discontinued operations (Note 3)             632,221          30,348
                                                ----------      ----------
Net cash provided by investing
   activities                                   $  492,640      $   13,452
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,842,231)    ($1,640,269)
                                                ----------      ----------
Net cash used by financing activities          ($2,842,231)    ($1,640,269)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  282,628)     $  596,244

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,513,224         801,420
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,230,596      $1,397,664
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  618,177       $  521,918
   Accounts receivable:
      Oil and gas sales                           466,594          352,465
                                               ----------       ----------
        Total current assets                   $1,084,771       $  874,383

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,735,242        1,695,682

DEFERRED CHARGE                                    21,871           22,237
                                               ----------       ----------
                                               $2,841,884       $2,592,302
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  141,176       $   96,896
   Gas imbalance payable                            2,295            2,295
   Asset retirement obligation -
      current (Note 1)                              4,485            4,002
                                               ----------       ----------
        Total current liabilities              $  147,956       $  103,193

LONG-TERM LIABILITIES:
   Accrued liability                           $  108,441       $  131,768
   Asset retirement obligation
      (Note 1)                                    143,106          138,975
                                               ----------       ----------
        Total long-term liabilities            $  251,547       $  270,743

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  145,847)     ($  156,356)
   Limited Partners, issued and
      outstanding, 221,484 units                2,588,228        2,374,722
                                               ----------       ----------
        Total Partners' capital                $2,442,381       $2,218,366
                                               ----------       ----------
                                               $2,841,884       $2,592,302
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                 2004             2003
                                               --------         --------

REVENUES:
   Oil and gas sales                           $752,555         $532,513
   Interest income                                  921              711
                                               --------         --------
                                               $753,476         $533,224

COSTS AND EXPENSES:
   Lease operating                             $143,065         $150,230
   Production tax                                41,096           31,428
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 54,989           40,193
   General and administrative
      (Note 2)                                   62,009           66,409
                                               --------         --------
                                               $301,159         $288,260
                                               --------         --------

NET INCOME                                     $452,317         $244,964
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 24,770         $ 13,821
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $427,547         $231,143
                                               ========         ========
NET INCOME per unit                            $   1.93         $   1.04
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004             2003
                                               ----------       ----------

REVENUES:
   Oil and gas sales                           $2,107,070       $1,916,888
   Interest income                                  2,294            1,644
                                               ----------       ----------
                                               $2,109,364       $1,918,532

COSTS AND EXPENSES:
   Lease operating                             $  420,092       $  458,886
   Production tax                                 113,825          107,920
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  112,987          180,351
   General and administrative
      (Note 2)                                    206,764          206,977
                                               ----------       ----------
                                               $  853,668       $  954,134
                                               ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $1,255,696       $  964,398

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                              -            3,712
                                               ----------       ----------

NET INCOME                                     $1,255,696       $  968,110
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   67,190       $   55,353
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $1,188,506       $  912,757
                                               ==========       ==========
NET INCOME per unit                            $     5.37       $     4.12
                                               ==========       ==========
UNITS OUTSTANDING                                 221,484          221,484
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004            2003
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,255,696       $968,110
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -      (   3,712)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  112,987        180,351
      Settlement of asset retirement
        obligation                                        -      (     903)
      Increase in accounts receivable
        - oil and gas sales                     (   114,129)     (  25,048)
      Decrease in deferred charge                       366          3,894
      Decrease in accounts payable              (    10,288)     (  30,319)
      Decrease in accrued liability
        - other                                           -      ( 102,690)
      Increase (decrease) in accrued
        liability                               (    23,327)         8,071
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,221,305       $997,754
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  100,813)     ($ 12,842)
   Proceeds from the sale of oil
      and gas properties                              7,448         12,575
                                                 ----------       --------
Net cash used by investing activities           ($   93,365)     ($    267)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,031,681)     ($749,675)
                                                 ----------       --------
Net cash used by financing activities           ($1,031,681)     ($749,675)
                                                 ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   96,259       $247,812

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              521,918        284,588
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  618,177       $532,400
                                                 ==========       ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2004, statements of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $4,000, $1,000, $7,000, $3,000, $7,000, and $6,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2004 and 2003 are as shown below.

                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $112,025          $111,916
      Accretion expense                              945             1,035
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $112,970          $112,951
                                                ========          ========


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,993          $109,762
      Settlements and disposals                (   4,865)                -
      Accretion expense                            2,842             3,189
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $112,970          $112,951
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 16,604          $      -
      Asset Retirement Obligation -
         Long-Term                                96,366           112,951

                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 80,077          $ 78,006
      Accretion expense                               17               714
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 80,094          $ 78,720
                                                ========          ========


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 83,211          $ 76,536
      Settlements and disposals                (   3,209)
      Accretion expense                               92             2,184
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 80,094          $ 78,720
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 30,779          $      -
      Asset Retirement Obligation -
         Long-Term                                49,315            78,720

                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $198,939          $193,621
      Additions and revisions                         22                 -
      Settlements and disposals                (     131)                -
      Accretion expense                            1,693             1,919
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $200,523          $195,540
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $194,453          $189,767
      Additions and revisions                      1,044                 -
      Settlements and disposals                (     131)                -
      Accretion expense                            5,157             5,773
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $200,523          $195,540
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 34,286          $      -
      Asset Retirement Obligation -
         Long-Term                               166,237           195,540

                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $105,878          $108,623
      Additions and revisions                          3                 -
      Settlements and disposals                (      17)                -
      Accretion expense                              838             1,035
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $106,702          $109,658
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $314,031          $106,449
      Additions and revisions                        149                 -
      Settlements and disposals                (      17)                -

      Accretion expense                            5,366             3,209
      Discontinued operations                  ( 212,827)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $106,702          $109,658
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,890          $      -
      Asset Retirement Obligation -
         Long-Term                                94,812           109,658

                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                   $  217,719          $262,879
      Accretion expense                            1,583             2,485
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Quarter           $  219,302          $265,364
                                              ==========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                $1,768,863          $260,513
      Settlements and disposals                        -         (   2,742)
      Accretion expense                           24,042             7,593
      Discontinued operations                ( 1,573,603)                -
                                              ----------          --------
      Total Asset Retirement
         Obligation, End of Period            $  219,302          $265,364
                                              ==========          ========
      Asset Retirement Obligation -
         Current                              $   23,221          $      -
      Asset Retirement Obligation -
         Long-Term                               196,081           265,364

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $146,070          $140,398
      Accretion expense                            1,521             1,508
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $147,591          $141,906
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $142,977          $139,563
      Settlements and disposals                        -         (   2,303)
      Accretion expense                            4,614             4,646
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $147,591          $141,906
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  4,485          $      -
      Asset Retirement Obligation -
         Long-Term                               143,106           141,906



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $  4,478               $ 69,468
               III-B                    3,401                 36,405
               III-C                    3,714                 64,353
               III-D                    6,702                 34,476
               III-E                    9,649                110,070
               III-F                    3,725                 58,284

      During the nine months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 33,716               $208,404
               III-B                   28,358                109,215
               III-C                   32,209                193,059
               III-D                   31,935                103,428
               III-E                   45,788                330,210
               III-F                   31,912                174,852

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

      Results from discontinued operations are as follows:

                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Oil and gas sales                        ($     46)         $102,562
      Lease operating                          (  67,798)        (  61,670)
      Production tax                           (      22)        (   7,926)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -         (   8,143)
                                                --------          --------
      Income (loss) from
         discontinued operations               ($ 67,866)         $ 24,823
                                                ========          ========

                                              Nine Months       Nine Months
                                                Ended              Ended
                                              9/30/2004          9/30/2003
                                             ------------      ------------

      Oil and gas sales                         $149,190          $286,579
      Lease operating                          ( 225,400)        ( 178,458)
      Production tax                           (   9,840)        (  22,885)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,818)        (  14,634)
                                                --------          --------
      Income (loss) from
         discontinued operations               ($ 88,868)         $ 70,602
                                                ========          ========

                                III-E Partnership
                                -----------------


                                             Three Months      Three Months
                                                Ended              Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Oil and gas sales                      ($      328)        $  731,773
      Lease operating                        (   483,855)       (   449,043)
      Production tax                         (       156)       (    56,554)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -        (    59,802)
                                              ----------         ----------
      Income (loss) from
         discontinued operations             ($  484,339)        $  166,374
                                              ==========         ==========

                                              Nine Months       Nine Months
                                                Ended              Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Oil and gas sales                       $1,064,866         $2,045,036
      Lease operating                        ( 1,608,617)       ( 1,273,599)

      Production tax                         (    70,237)       (   163,309)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                          (    19,235)       (   108,032)
                                              ----------         ----------
      Income (loss) from
         discontinued operations             ($  633,223)        $  500,096
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

      In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field and the disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $89,000 and $632,000, respectively, were included in the August 15, 2004 cash distributions to the III-D and III-E Partnerships. The sale of the Jay Field interests will impact the continuing future operations of the III-D and III-E Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. A routine audit by an unaffiliated non-operator of joint interest billings after the close date of the sale resulted in additional expenses of approximately $68,000 and $484,000, respectively, for the III-D and III-E Partnerships. The expenses represent costs incurred before the effective date of the sale. We anticipate similar expenses in the future. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in PART I, ITEM 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E Partnerships for the third extension period, and the III-F Partnership for the second extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial             Extensions       Current
      Partnership    Termination Date        Exercised    Termination Date
      -----------    -----------------       ---------    -----------------
         III-A       November 22, 1999          3         November 22, 2005
         III-B       January 24, 2000           3         December 31, 2005
         III-C       February 28, 2000          3         December 31, 2005
         III-D       September 5, 2000          3         December 31, 2005
         III-E       December 26, 2000          3         December 31, 2005
         III-F       March 7, 2001              2         March 7, 2005

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $4,000, $1,000, $7,000, $3,000, $7,000, and $6,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              139,211       4,039,478
         Production                             (  10,018)     (  126,475)
         Revisions of previous
            estimates                                 754          17,659
                                                 --------       ---------

      Proved reserves, March 31, 2004             129,947       3,930,662
         Production                             (  10,053)     (  119,410)
         Extensions and discoveries                   275             515
         Sale of minerals in place              (      78)              -
         Revisions of previous
            estimates                               6,108         255,823
                                                 --------       ---------

      Proved reserves, June 30, 2004              126,199       4,067,590
         Production                             (  10,084)     (  111,220)
         Extensions and discoveries                    70             583
         Revisions of previous
            estimates                               5,566             912
                                                 --------       ---------

      Proved reserves, Sept. 30, 2004             121,751       3,957,865
                                                 ========       =========

                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              87,639        1,677,840
         Production                             (  7,027)      (   47,281)
         Revisions of previous
            estimates                              1,071       (    5,634)
                                                 -------        ---------

      Proved reserves, March 31, 2004             81,683        1,624,925
         Production                             (  6,752)      (   50,491)
         Extensions and discoveries                  181              340
         Revisions of previous
            estimates                              1,704          107,352
                                                 -------        ---------

      Proved reserves, June 30, 2004              76,816        1,682,126
         Production                             (  6,537)      (   47,789)
         Extensions and discoveries                   47              385
         Revisions of previous
            estimates                              5,271            1,473
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004             75,597        1,636,195
                                                 =======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              99,719        5,349,105
         Production                             (  2,855)      (  156,564)
         Sale of minerals in place              (      6)               -
         Revisions of previous
            estimates                           (  6,327)      (   28,640)
                                                 -------        ---------

      Proved reserves, March 31, 2004             90,531        5,163,901
         Production                             (  2,672)      (  121,950)
         Extension and discoveries                     -           88,801
         Revisions of previous
            estimates                              3,537          243,198
                                                 -------        ---------

      Proved reserves, June 30, 2004              91,396        5,373,950
         Production                             (  1,414)      (  125,994)
         Extension and discoveries                   143            1,727
         Revisions of previous
            estimates                              3,228       (  189,061)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004             93,353        5,060,622
                                                 =======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             157,044        2,652,614
         Production                             (  2,273)      (   89,584)
         Discontinued operations                ( 72,676)      (   14,536)
         Revisions of previous
            estimates                                342       (      714)
                                                 -------        ---------

      Proved reserves, March 31, 2004             82,437        2,547,780
         Production                             (  2,557)      (   59,892)
         Extension and discoveries                     -           12,717
         Discontinued operations                (    506)      (    1,107)
         Revisions of previous
            estimates                              8,575          106,941
                                                 -------        ---------

      Proved reserves, June 30, 2004              87,949        2,606,439
         Production                             (  1,593)      (   67,763)
         Discontinued operations                       -       (       15)
         Revisions of previous
            estimates                              3,799       (    3,475)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004             90,155        2,535,186
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2003             674,924        6,565,947
         Production                             (  7,433)      (  181,161)
         Discontinued operations                (518,676)      (  103,734)
         Revisions of previous
            estimates                              3,737           95,261
                                                 -------        ---------

      Proved reserves, March 31, 2004            152,552        6,376,313
         Production                             (  6,329)      (  177,447)
         Discontinued operations                (  3,621)      (    7,905)
         Revisions of previous
            estimates                             21,872          489,782
                                                 -------        ---------

      Proved reserves, June 30, 2004             164,474        6,680,743
         Production                             (  3,420)      (  179,461)
         Extensions and discoveries                   74            7,216
         Discontinued operations                       -       (      104)
         Revisions of previous
            estimates                           (    580)          32,646
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            160,548        6,541,040
                                                 =======        =========

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             360,288        4,482,383
         Production                             (  4,927)      (   98,635)
         Revisions of previous
            estimates                             17,271          152,498
                                                 -------        ---------

      Proved reserves, March 31, 2004            372,632        4,536,246
         Production                             (  4,860)      (  103,452)
         Revisions of previous
            estimates                           ( 53,333)         185,762
                                                 -------        ---------

      Proved reserves, June 30, 2004             314,439        4,618,556
         Production                             (  5,192)      (  104,753)
         Extensions and discoveries                   62            6,060
         Revisions of previous
            estimates                             11,957       (      299)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            321,266        4,519,564
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2004 will actually be realized for such production.

                            Net Present Value of Reserves (In 000's)
                          ---_----------------------------------------
      Partnership         9/30/04     6/30/04      3/31/04    12/31/03
      -----------         -------     -------      -------    --------
        III-A             $13,603     $13,199      $13,032    $13,777
        III-B               6,391       5,997        5,998      6,144
        III-C              13,243      13,685       12,794     13,638
        III-D               7,407       6,991        6,506      6,866
        III-E              18,533      17,795       15,860     16,043
        III-F              14,485      12,973       12,120     12,072

                                         Oil and Gas Prices
                          ---------------------------------------------
        Pricing           9/30/04     6/30/04      3/31/04     12/31/03
      -----------         -------     --------     -------     --------
      Oil (Bbl)           $ 49.56     $ 33.75      $ 32.50     $ 29.25
      Gas (Mcf)              6.23        6.04         5.63        5.77


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

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004            2003
                                                ----------       --------
      Oil and gas sales                         $1,024,984       $944,055
      Oil and gas production expenses           $  189,293       $217,046
      Barrels produced                              10,084          9,725
      Mcf produced                                 111,220        132,867
      Average price/Bbl                         $    41.78       $  28.14
      Average price/Mcf                         $     5.43       $   5.05

      As shown in the table above, total oil and gas sales increased $80,929 (8.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i) $137,000 and $43,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $10,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $109,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 359 barrels, while volumes of gas sold decreased 21,647 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. These decreases were partially offset by the first receipt of revenues on one well during the three months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,753 (12.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2003 and (ii) a refund of production taxes on another significant well during the three months ended September 30, 2004. These decreases were partially offset by
      (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in production taxes associated with the first receipt of revenues on one well during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 18.5% for the three months ended September 30, 2004 from 23.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,141 (25.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil reserves since September 30, 2003 and (ii) the decrease in volumes of gas sold. These decreases were partially offset by one significant well being fully depleted during the three months ended Septmeber 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended September 30, 2004 from 3.8% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $5,400 (6.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the three months ended September 30, 2004 from 8.4% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $3,115,672       $3,235,948
      Oil and gas production expenses           $  635,672       $  600,508
      Barrels produced                              30,155           34,845
      Mcf produced                                 357,105          401,770
      Average price/Bbl                         $    37.54       $    29.56
      Average price/Mcf                         $     5.55       $     5.49

      As shown in the table above, total oil and gas sales decreased $120,276 (3.7%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $139,000 and $245,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $241,000 and $23,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,690 barrels and 44,665 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decrease in volumes of gas sold was partially offset by the first receipt of revenues on one well during the nine months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,164 (5.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004,
      (ii) the receipt of an environmental clean-up credit on another significant well during the nine months ended September 30, 2003, and
      (iii) an increase in production taxes associated with the first receipt of revenues on one well during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses increased to 20.4% for the nine months ended September 30, 2004 from 18.6% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,413 (22.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) another significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense increased to 4.9% for the nine months ended September 30, 2004 from 3.8% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, this expense increased to 7.8% for the nine months ended September 30, 2004 from 7.5% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $38,179,701 or 144.63% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $545,780        $510,724
      Oil and gas production expenses             $112,269        $122,916
      Barrels produced                               6,537           6,905
      Mcf produced                                  47,789          62,163
      Average price/Bbl                           $  42.16        $  28.62
      Average price/Mcf                           $   5.65        $   5.04

      As shown in the table above, total oil and gas sales increased $35,056 (6.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $89,000 and $29,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $11,000 and $72,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 368 barrels and 14,374 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,647 (8.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2003 and (ii) a refund of production taxes on another significant well during the three months ended September 30, 2004. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the three months ended September 30, 2004 from 24.1% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,048 (33.0%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil reserves since September 30, 2003 and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 2.6% for the three months ended September 30, 2004 from 4.2% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,695 (6.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended September 30, 2004 from 8.3% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2004           2003
                                                 ----------     ----------
      Oil and gas sales                          $1,587,512     $1,782,665
      Oil and gas production expenses            $  373,673     $  336,230
      Barrels produced                               20,316         24,350
      Mcf produced                                  145,561        193,568
      Average price/Bbl                          $    37.54     $    29.73
      Average price/Mcf                          $     5.67     $     5.47

      As shown in the table above, total oil and gas sales decreased $195,153 (10.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $120,000 and $263,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $159,000 and $29,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,034 barrels and 48,007 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $37,443 (11.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and
      (ii) the receipt of an environmental clean-up credit on another significant well during the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 23.5% for the nine months ended September 30, 2004 from 18.9% for the nine months ended September 30, 2003. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,394 (14.4%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) another significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil reserves since September 30, 2003. As a percentage of oil and gas sales, this expense increased to 5.7% for the nine months ended September 30, 2004 from 4.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to (i) the dollar increase in depreciation, depletion, and amortization of oil and gas properties and
      (ii) the decrease in oil and gas sales.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.7% for the nine months ended September 30, 2004 from 7.7% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $21,496,353 or 155.39% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2004             2003
                                                --------         --------
      Oil and gas sales                         $691,851         $756,408
      Oil and gas production expenses           $209,383         $159,669
      Barrels produced                             1,414            1,918
      Mcf produced                               125,994          155,930
      Average price/Bbl                         $  43.23         $  27.95
      Average price/Mcf                         $   5.01         $   4.51

      As shown in the table above, total oil and gas sales decreased $64,557 (8.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, approximately $14,000 and $135,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $21,000 and $63,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 504 barrels and 29,936 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a production zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $49,714 (31.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, these expenses increased to 30.3% for the three months ended September 30, 2004 as compared to 21.1% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $149,384 (315.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves on one significant well since September 30, 2003. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 28.4% for the three months ended September 30, 2004 from 6.3% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $5,005 (6.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.8% for the three months ended September 30, 2004 from 9.7% for the three months ended September 30, 2003.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,420,732       $2,875,739
      Oil and gas production expenses           $  597,331       $  622,829
      Barrels produced                               6,941           11,492
      Mcf produced                                 404,508          507,311
      Average price/Bbl                         $    36.36       $    30.09
      Average price/Mcf                         $     5.36       $     4.99

      As shown in the table above, total oil and gas sales decreased $455,007 (15.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $137,000 and $513,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $151,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 4,551 barrels and 102,803 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-C Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, and (iii) the III-C Partnership receiving a reduced percentage of sales on another significant well during the nine months ended September 30, 2004 due to gas balancing. These decreases were partially offset by the successful completion of a new well during early 2004. As of this date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold by the III-C Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,498 (4.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 24.7% for the nine months ended September 30, 2004 from 21.7% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $160,318 (109.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves on two significant wells since September 30, 2003. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 12.7% for the nine months ended September 30, 2004 from 5.1% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 9.3% for the nine months ended September 30, 2004 from 7.9% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $28,930,795 or 118.31% of Limited Partners' capital contributions.
      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  2004              2003
                                                --------          --------
      Oil and gas sales                         $397,237          $338,938
      Oil and gas production expenses           $143,651          $ 90,532
      Barrels produced                             1,593             2,047
      Mcf produced                                67,763            70,326
      Average price/Bbl                         $  41.90          $  27.06
      Average price/Mcf                         $   4.88          $   4.03

      As shown in the table above, total oil and gas sales increased $58,299 (17.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $24,000 and $57,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $13,000 and $10,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 454 barrels and 2,563 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $53,119 (58.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.2% for the three months ended September 30, 2004 from 26.7% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,046 (40.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves on two significant wells since September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 3.0% for the three months ended September 30, 2004 from 5.9% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,395 (3.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 2004 from 11.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004              2003
                                                ----------        ----------
      Oil and gas sales                         $1,390,879        $1,681,615
      Oil and gas production expenses           $  332,866        $  371,598
      Barrels produced                               6,423            10,613
      Mcf produced                                 217,239           285,044
      Average price/Bbl                         $    35.83        $    28.07
      Average price/Mcf                         $     5.34        $     4.85

      As shown in the table above, total oil and gas sales decreased $290,736 (17.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $118,000 and $329,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $50,000 and $106,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,190 barrels and 67,805 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-D Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, (ii) normal declines in production, and (iii) the III-D Partnership receiving a reduced percentage of sales on another significant well during the nine months ended September 30, 2004 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the III-D Partnership.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,732 (10.4%) for nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on two other significant wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses increased to 23.9% for the nine months ended September 30, 2004 from 22.1% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,571 (9.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves on two significant wells since September 30, 2003. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 5.2% for the nine months ended September 30, 2004 from 3.9% for the nine months ended September 30, 2003. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $4,332 (3.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.7% for the nine months ended September 30, 2004 from 7.8% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $16,193,669 or 123.61% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2004             2003
                                                ----------         --------
      Oil and gas sales                         $1,103,595         $962,495
      Oil and gas production expenses           $  316,396         $315,057
      Barrels produced                               3,420            7,541
      Mcf produced                                 179,461          181,038
      Average price/Bbl                         $    52.45         $  25.77
      Average price/Mcf                         $     5.15         $   4.24

      As shown in the table above, total oil and gas sales increased $141,100 (14.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $91,000 and $163,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $106,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 4,121 barrels and 1,577 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004. These decreases were substantially offset by (i) an increase in production on several wells due to successful workovers of those wells during late 2003 and (iii) a negative prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 2004 and 2003. Expense increases primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales were substantially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on another significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 28.7% for the three months ended September 30, 2004 from 32.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,205 (67.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on two significant wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, this expense increased to 6.1% for the three months ended September 30, 2004 from 4.2% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in the depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,776 (3.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended September 30, 2004 from 12.9% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $3,371,556       $3,504,582
      Oil and gas production expenses           $  924,846       $  986,404
      Barrels produced                              17,182           24,888
      Mcf produced                                 538,069          592,126
      Average price/Bbl                         $    35.81       $    26.89
      Average price/Mcf                         $     5.12       $     4.79

      As shown in the table above, total oil and gas sales decreased $133,026 (3.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $207,000 and $259,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $153,000 and $180,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,706 barrels and 54,057 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $61,558 (6.2%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the nine months ended September 30, 2004 from 28.1% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,482 (21.5%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to recompletion activities on two significant wells during the three months ended September 30, 2004. As a percentage of oil and gas sales, this expense decreased to 4.1% for the nine months ended September 30, 2004 from 5.0% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 11.2% for the nine months ended September 30, 2004 from 10.7% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $49,037,016 or 117.24% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004            2003
                                                  --------        --------
      Oil and gas sales                           $752,555        $532,513
      Oil and gas production expenses             $184,161        $181,658
      Barrels produced                               5,192           5,094
      Mcf produced                                 104,753          94,683
      Average price/Bbl                           $  40.76        $  27.38
      Average price/Mcf                           $   5.16        $   4.15

      As shown in the table above, total oil and gas sales increased $220,042 (41.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i)

      $69,000 and $106,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $42,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 98 barrels and 10,070 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during mid 2003 and (ii) an increase in production on one other significant well following successful repairs made during late 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,503 (1.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2004. These increases were partially offset by workover expenses incurred on another significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 24.5% for the three months ended September 30, 2004 from 34.1% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,796 (36.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on two significant wells during the three months ended September 30, 2004. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended September 30, 2004 from 7.5% for the three months ended September 30, 2003.

      General and administrative expenses decreased $4,400 (6.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the three months ended September 30, 2004 from 12.5% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004          2003
                                                  ----------     ----------
      Oil and gas sales                           $2,107,070     $1,916,888
      Oil and gas production expenses             $  533,917     $  566,806
      Barrels produced                                14,979         15,390
      Mcf produced                                   306,840        316,201
      Average price/Bbl                           $    36.64     $    28.92
      Average price/Mcf                           $     5.08     $     4.65

      As shown in the table above, total oil and gas sales increased $190,182 (9.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately $116,000 and $130,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $44,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 411 barrels and 9,361 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,889 (5.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the nine months ended September 30, 2004 from 29.6% for the nine months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $67,364 (37.4%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the abandonment of one significant well during the nine months ended September 30, 2003 due to severe mechanical problems,
      (ii) two other significant wells being fully depleted during the nine months ended September 30, 2003 due to the lack of remaining reserves, and
      (iii) upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to recompletion activities on two significant wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, this expense decreased to 5.4% for the nine months ended September 30, 2004 from 9.4% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the nine months ended September 30, 2004 from 10.8% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $19,361,904 or 87.42% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

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

      32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

      32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

      32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

      32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K/A filed during the third quarter of 2004:

            Date of Event:                May 12, 2004
            Date Filed with SEC:          July 13, 2004
            Items Included:               Item 7 - Exhibits

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

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  November 12, 2004         By:     /s/Dennis R. Neill
                                    --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 2004         By:     /s/Craig D. Loseke
                                    --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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