Form 10-K
period 2004-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2005-03-30
CIK 860745, 873739, 872121, 870229, 863837, 863835

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................25
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......26

PART II.....................................................................26
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......26
      ITEM 6.     SELECTED FINANCIAL DATA...................................28
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................35
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................58
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............59
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................59
      ITEM 9A.    CONTROLS AND PROCEDURES...................................59
      ITEM 9B.    OTHER INFORMATION.........................................59

PART III....................................................................59
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...59
      ITEM 11.    EXECUTIVE COMPENSATION....................................61
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................68
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............69
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................71

PART IV.....................................................................72
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................72

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

                                              Date of
                  Partnership                Activation
                  -----------             ------------------

                  III-A                   November 22, 1989
                  III-B                   January 24, 1990
                  III-C                   February 27, 1990
                  III-D                   September 5, 1990
                  III-E                   December 26, 1990
                  III-F                   March 7, 1991

      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2004, Samson owned interests in approximately 16,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Australia. At December 31, 2004, Samson operated approximately 5,000 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2005, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the Partnerships for the third extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial             Extensions        Current
   Partnership       Termination Date        Exercised     Termination Date
   -----------      ------------------       ---------     -----------------
      III-A         November 22, 1999             3        November 22, 2005
      III-B         January 24, 2000              3        December 31, 2005
      III-C         February 28, 2000             3        December 31, 2005
      III-D         September 5, 2000             3        December 31, 2005
      III-E         December 26, 2000             3        December 31, 2005
      III-F         March 7, 2001                 3        December 31, 2005

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

      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2004:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------
         III-A          Eaglwing Trading, Inc.
                          ("Eaglwing")                         26.9%
                        Gulfterra Central Point
                           Allocation ("Gulfterra")            12.2%

         III-B          Eaglwing                               33.8%
                        Gulfterra                              11.0%

         III-C          Duke Energy Field Services,
                          Inc.("Duke")                         18.3%
                        Cinergy Marketing ("Cinergy")          14.5%
                        ONEOK Texas Energy Resources
                          ("ONEOK")                            13.4%
                        ONEOK Field Services Company
                          ("ONEOK FSC")                        13.3%
                        Enogex Services Corporation            11.5%

         III-D          Cinergy                                19.1%
                        ONEOK                                  18.0%
                        Eaglwing                               16.2%
                        Duke                                   14.1%
                        ONEOK FSC                              10.8%

         III-E          Eaglwing                               24.4%
                        Duke                                   15.1%
                        Mountain Gas Resources, Inc.
                          ("Mountain")                         13.5%
                        Sempra Energy Trading Corp.
                          ("Sempra")                           11.6%
                        Hunt Crude Oil Supply Company          10.4%

         III-F          Mountain                               23.1%
                        Sempra                                 19.8%
                        Eaglwing                               18.4%
                        Duke                                   14.7%


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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2004.

                              Well Statistics(1)
                            As of December 31, 2004

               Number of Gross Wells(2)            Number of Net Wells(3)
              --------------------------          -------------------------
 P/ship       Total       Oil       Gas            Total      Oil      Gas
--------      -----       ---       ---            ------    -----    -----
 III-A         218         50       168            13.38      2.50    10.88
 III-B         188         41       147             8.37      3.31     5.06
 III-C         223         41       182            23.38      6.52    16.86
 III-D         127         43        84            12.82      5.19     7.63
 III-E         155         10       145            23.49      1.85    21.64
 III-F         377        270       107            16.50      6.45    10.05
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


      Drilling Activities

      During the year ended December 31, 2004, the Partnerships directly or indirectly participated in the drilling activities described below.

                    County/            Working    Revenue
Well Name           Parish       St.   Interest   Interest   Type    Status
---------           -------      ---   --------   --------   ----    ------

III-A P/ship
------------
Lorenz #7-7         Washita      OK       -        .0005    Gas   Producing
Rancho Blanco       Webb         TX       -        .0062    Gas   Producing
  #30
Tribal C 4B         Rio Arriba   NM       -        .0003    Gas   Producing
Jenney #1B          Rio Arriba   NM       -        .0016    N/A   In progress
Hoyt #2C            Rio Arriba   NM       -        .0002    N/A   Shut-in
  (MV/Dakota)


III-B P/ship
------------
Lorenz #7-7         Washita      OK       -        .0003    Gas   Producing
Rancho Blanco       Webb         TX       -        .0029    Gas   Producing
  #30
Tribal C 4B         Rio Arriba   NM       -        .0001    Gas   Producing
Jenney #1B          Rio Arriba   NM       -        .0007    N/A   In progress
Hoyt #2C            Rio Arriba   NM       -        .0001    N/A   Shut-in
  (MV/Dakota)


III-C P/ship
------------
Lawles #1-21        Caddo        OK       -        .0019    Gas   Producing
Thomas #4-5         Harper       OK       -        .0004    Gas   Shut-in
Pinkerton #1-6      Blaine       OK    .0046       .0046    Gas   Producing
Sophia #2           Wheeler      TX       -        .0031    Gas   Producing
Shonda #1-14        Grady        OK       -        .0032    Gas   Producing
  (RY)
Fresca #1-24        Roger        OK       -        .0049    Gas   Producing
                     Mills
BK #5-11            Washita      OK       -        .0002    Gas   Producing
Mickey #3-34        Pittsburg    OK    .0015       .0015    Gas   Producing
Pluto #3-26         Pittsburg    OK    .0015       .0015    Gas   Producing
Greer #1            Pittsburg    OK    .0139       .0109    Gas   Shut-in
Yates #1-33         Pittsburg    OK    .0078       .0078    Gas   Shut-in
Mickey #2-34        Pittsburg    OK    .0015       .0015    Gas   Producing

Verner #1-3(RY)     Pittsburg    OK       -        .0037    Gas   Producing
McWilliams          Pittsburg    OK       -        .0003    Gas   Producing
  No. 1-23
Viets, #2 N         Noble        OK    .0040       .0040    Oil   In progress
Summers #1-27D      Hughes       OK       -        .0029    Gas   Producing
Summers #1H-27      Hughes       OK       -        .0029    Gas   Shut-in
Sellers #3-35       Hughes       OK       -        .0043    Gas   Producing
Davis Garry 20      Kay          OK       -        .0008    Oil   Producing
  (RY)
Davis Garry 21      Kay          OK       -        .0008    Oil   Producing
  (RY)
Rancho Blanco       Webb         TX       -        .0012    Gas   Producing
  #30
Loving 1 State      Eddy         NM       -        .0103    Gas   Producing
  #4
Tribal C 4B         Rio Arriba   NM       -        .0001    Gas   Producing
Jenney #1B          Rio Arriba   NM       -        .0003    N/A   Producing
Lulu #1-22          Stephens     OK    .1323       .1072    Gas   Producing
Renete #3-25        Stephens     OK       -        .0003    Gas   Producing
  (RY)
Hoyt #2C            Rio Arriba   NM       -        .0000*   N/A   Shut-in
  (MV/Dakota)
Higgins #2H-10      Roger        OK       -        .0010    Gas   Producing
                     Mills
Wooley Carlene      Roger        OK       -        .0001    Gas   Producing
  4 #1               Mills


III-D P/ship
------------
Lawles #1-21        Caddo        OK       -        .0003    Gas   Producing
Thomas #4-5         Harper       OK       -        .0001    Gas   Shut-in
Pinkerton #1-6      Blaine       OK    .0007       .0007    Gas   Producing
Sophia #2           Wheeler      TX       -        .0026    Gas   Producing
Shonda #1-14        Grady        OK       -        .0005    Gas   Producing
  (RY)
Fresca #1-24        Roger        OK       -        .0007    Gas   Producing
                     Mills
BK #5-11            Washita      OK       -        .0000*   Gas   Producing
Mickey #3-34        Pittsburg    OK    .0002       .0002    Gas   Producing
Pluto #3-26         Pittsburg    OK    .0002       .0002    Gas   Producing
Greer #1            Pittsburg    OK    .0020       .0016    Gas   Shut-in
Yates #1-33         Pittsburg    OK    .0011       .0011    Gas   Shut-in
Mickey #2-34        Pittsburg    OK    .0002       .0002    Gas   Producing
Verner #1-3(RY)     Pittsburg    OK       -        .0005    Gas   Producing
McWilliams          Pittsburg    OK       -        .0000*   Gas   Producing
  #1-23
Viets, #2 N         Noble        OK    .0006       .0006    Oil   In progress
Summers #1-27D      Hughes       OK       -        .0004    Gas   Producing
Summers #1H-27      Hughes       OK       -        .0004    Gas   Shut-in
Sellers #3-35       Hughes       OK       -        .0006    Gas   Producing
Davis Garry 20      Kay          OK       -        .0001    Oil   Producing
  (RY)

Davis Garry 21      Kay          OK       -        .0001    Oil   Producing
  (RY)
Loving 1 State      Eddy         NM       -        .0086    Gas   Producing
  #4
Lulu #1-22          Stephens     OK    .0189       .0154    Gas   Producing
Renete #3-25        Stephens     OK       -        .0017    Gas   Producing
  (RY)
Higgins #2H-10      Roger        OK       -        .0002    Gas   Producing
                     Mills
Wooley Carlene      Roger        OK       -        .0000*   Gas   Producing
  4 #1               Mills


III-E P/ship
------------
Hay Reservoir       Sweetwater   WY       -        .0026    Gas   Producing
  Unit #83
Hay Reservoir       Sweetwater   WY       -        .0026    Gas   Producing
  Unit #84
Debrugge #1         Sweetwater   WY       -        .0266    Gas   Producing
Hayden 5175-27-     Campbell     WY       -        .0023    Gas   Shut-in
  11WA
St 5175-16-11CA     Campbell     WY       -        .0000*   Gas   Shut-in
Hayden 5175-27      Campbell     WY       -        .0023    Oil   Shut-in
  43CA
St 5175-16-23CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-31CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-33CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-43CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-41CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-21CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-13CA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-13WA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-21WA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-31WA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-33WA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-41WA     Campbell     WY       -        .0000*   N/A   Shut-in
St 5175-16-43WA     Campbell     WY       -        .0000*   N/A   Shut-in

III-F P/ship
------------
Hay Reservoir       Sweetwater   WY       -        .0022    Gas   Producing
  Unit #83
Hay Reservoir       Sweetwater   WY       -        .0022    Gas   Producing
  Unit #84
Debrugge #1         Sweetwater   WY       -        .0223    Gas   Producing

---------------
*Revenue interest is less than 0.00005.

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

                              Net Production Data

                               III-A Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2004           2003        2002
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           37,123         45,080      54,340
   Gas (Mcf)                           460,303        516,905     908,912

Oil and gas sales:
   Oil                              $1,481,826     $1,336,984  $1,316,966
   Gas                               2,656,074      2,702,323   2,558,132
                                     ---------      ---------   ---------
      Total                         $4,137,900     $4,039,307  $3,875,098
                                     =========      =========   =========
Total direct operating
  expenses                          $  834,758     $  836,517  $  915,252
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         20.2%          20.7%       23.6%

Average sales price:
   Per barrel of oil                    $39.92         $29.66      $24.24
   Per Mcf of gas                         5.77           5.23        2.81

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 7.33         $ 6.37      $ 4.45

                               Net Production Data

                               III-B Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2004           2003        2002
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           25,395         31,275      39,042
   Gas (Mcf)                           190,781        243,753     486,057

Oil and gas sales:
   Oil                              $1,013,900     $  931,510  $  949,685
   Gas                               1,116,553      1,276,052   1,326,476
                                     ---------      ---------   ---------
      Total                         $2,130,453     $2,207,562  $2,276,161
                                     =========      =========   =========
Total direct operating
   expenses                         $  486,490     $  509,231  $  622,936
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         22.8%          23.1%       27.4%

Average sales price:
   Per barrel of oil                    $39.93         $29.78      $24.32
   Per Mcf of gas                         5.85           5.24        2.73

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.51         $ 7.08      $ 5.19

                              Net Production Data

                               III-C Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       2004           2003        2002
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                            9,551         13,872      14,716
   Gas (Mcf)                           548,555        668,059     817,975

Oil and gas sales:
   Oil                              $  371,357     $  416,104  $  361,020
   Gas                               2,963,161      3,185,294   2,379,868
                                     ---------      ---------   ---------
      Total                         $3,334,518     $3,601,398  $2,740,888
                                     =========      =========   =========
Total direct operating
   expenses                         $  859,862     $  868,275  $  858,126
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         25.8%          24.1%       31.3%

Average sales price:
   Per barrel of oil                    $38.88         $30.00      $24.53
   Per Mcf of gas                         5.40           4.77        2.91

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.52         $ 6.93      $ 5.68

                              Net Production Data

                               III-D Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2004          2003(1)     2002(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                            8,411         12,909      10,901
   Gas (Mcf)                           293,250        376,825     485,485

Oil and gas sales:
   Oil                              $  318,494     $  365,101  $  263,604
   Gas                               1,576,403      1,749,495   1,359,890
                                     ---------      ---------   ---------
      Total                         $1,894,897     $2,114,596  $1,623,494
                                     =========      =========   =========
Total direct operating
   expenses                         $  494,353     $  528,430  $  560,114
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         26.1%          25.0%       34.5%

Average sales price:
   Per barrel of oil                    $37.87         $28.28      $24.18
   Per Mcf of gas                         5.38           4.64        2.80

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.63         $ 6.98      $ 6.10

----------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

                              Net Production Data

                               III-E Partnership
                               -----------------

                                           Year Ended December 31,
                                   ---------------------------------------
                                       2004          2003(1)     2002(1)
                                   ----------      ----------   ----------
Production:
   Oil (Bbls)                          22,653          32,768       31,288
   Gas (Mcf)                          720,487         779,623      890,381

Oil and gas sales:
   Oil                             $  834,883      $  882,702   $  719,417
   Gas                              3,798,830       3,589,841    2,139,665
                                    ---------       ---------    ---------
      Total                        $4,633,713      $4,472,543   $2,859,082
                                    =========       =========    =========
Total direct operating
   expenses                        $1,359,631      $1,325,795   $1,284,887
                                    =========       =========    =========
Direct operating expenses
   as a percentage of oil
   and gas sales                        29.3%           29.6%        44.9%

Average sales price:
   Per barrel of oil                   $36.86          $26.94       $22.99
   Per Mcf of gas                        5.27            4.60         2.40

Direct operating expenses
   per equivalent Bbl of
   oil                                 $ 9.53          $ 8.15       $ 7.15

----------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

                              Net Production Data

                               III-F Partnership
                               -----------------

                                             Year Ended December 31,
                                    -------------------------------------
                                       2004           2003        2002
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           20,252         20,685      23,209
   Gas (Mcf)                           408,746        412,842     503,895

Oil and gas sales:
   Oil                              $  794,329     $  598,509  $  529,406
   Gas                               2,147,403      1,881,269   1,107,352
                                     ---------      ---------   ---------
      Total                         $2,941,732     $2,479,778  $1,636,758
                                     =========      =========   =========
Total direct operating
   expenses                         $  726,687     $  754,502  $  603,358
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         24.7%          30.4%       36.9%

Average sales price:
   Per barrel of oil                    $39.22         $28.93      $22.81
   Per Mcf of gas                         5.25           4.56        2.20

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 8.22         $ 8.43      $ 5.63


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2004. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2004.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively) were higher than the prices in effect on December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2004 to be higher than such estimates and values at December 31, 2003. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2004 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 2004(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            3,772,737
         Oil and liquids (Bbls)                                 123,403

      Net present value (discounted at
         10% per annum)                                     $12,009,256

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            1,557,071
         Oil and liquids (Bbls)                                  74,694

      Net present value (discounted at
         10% per annum)                                     $ 5,576,342


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,632,503
         Oil and liquids (Bbls)                                  81,674

      Net present value (discounted at
         10% per annum)                                     $11,292,927


   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,409,961
         Oil and liquids (Bbls)                                  81,073

      Net present value (discounted at
         10% per annum)                                     $ 6,265,244


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            6,440,079
         Oil and liquids (Bbls)                                 158,508

      Net present value (discounted at
         10% per annum)                                     $17,294,504


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,140,725
         Oil and liquids (Bbls)                                 314,866

      Net present value (discounted at
         10% per annum)                                     $13,190,015

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2004:

                                Operated Wells
                  ---------------------------------------
                  Partnership       Number        Percent
                  -----------       ------        -------

                      III-A           21            7%
                      III-B            3            1%
                      III-C          120           23%
                      III-D          117           32%
                      III-E           46           19%
                      III-F           27            7%


      The following tables set forth certain well and reserve information as of December 31, 2004 for the basins in which the Partnerships own a significant amount of oil and gas properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Mid-Gulf Coast Basin covers Mississippi and southern Alabama. The Las Animas Arch Basin straddles east Colorado and northwest Kansas. Southern Oklahoma contains the Southern Oklahoma Folded Belt Basin. The Green River Basin is located in southern Wyoming and northwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico.


                                     Significant Properties as of December 31, 2004
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------
III-A Partnership:
     Gulf Coast            85      6.65        55        140        4      3%    104,297     1,376,164     $6,185,469
     Anadarko              38      2.30        22         60       17     28%      5,509     1,630,152      4,171,782

III-B Partnership:
     Gulf Coast            81      3.63        55        136        -      -      68,140       680,668     $3,504,020
     Anadarko              43      2.58        13         56        3      5%      1,668       497,726      1,255,399

III-C Partnership:
     Anadarko              58      6.41        66        124       28     23%      5,989     2,354,235     $5,652,461
     Southern Okla.
       Folded Belt         44      8.43        22         66       24     36%     51,576     1,352,790      3,707,048
     Permian               28      7.33        19         47       40     85%     22,861       607,913      1,056,784

III-D Partnership:
     Anadarko              36      3.57        66        102       28     27%      2,572     1,781,148     $4,274,496
     Southern Okla.
       Folded Belt         38      2.21        20         58       21     36%     44,894       143,254        842,353
     Permian               28      3.47        19         47       40     85%     18,911       493,090        836,039

---------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2004
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
------------------      ------   -------    --------    ------   ------   ----   ---------    ---------    ----------
III-E Partnership:
     Green River           56      4.29         20        76         -      -       19,589    2,874,864    $6,897,336
     Gulf Coast            35      4.07          9        44         4      9%      13,073    1,013,490     3,026,265
     Anadarko              22      5.27          4        26        19     73%       9,760    1,028,850     2,246,822
     East Texas             3      1.06          1         4         3     75%       2,739      887,761     2,002,426
     Mid-Gulf Coast        10      1.52          2        12         -      -      104,718        1,013     1,827,633

III-F Partnership:
     Green River           56      3.60         20        76         -      -       16,450    2,417,798    $5,802,018
     Las Animas Arch       66      1.73          -        66         -      -      158,088      275,543     2,680,324
     Anadarko              27      5.84          4        31        24     77%      19,348      940,296     2,103,208

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


ITEM 3.     LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The applicable portions of these refunds were recouped from the Partnerships in the first quarter of 2003 as follows:

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2004.



                                    PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2005, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,130
               III-B           138,336                  670
               III-C           244,536                1,060
               III-D           131,008                  560
               III-E           418,266                1,750
               III-F           221,484                  900

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

                            Repurchase Offer Prices
                            -----------------------

                       2003                         2004                2005
            -------------------------     -------------------------     ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $16    $14     $20   $18      $16   $14     $23    $20      $18
III-B        16     13      17    14       13    11      20     17       15
III-C        16     14      26    24       22    20      24     22       20
III-D        21     18      28    25       23    22      23     21       20
III-E        24     23      22    21       19    18      18     17       16
III-F        18     18      26    24       23    21      25     24       22

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

      The following is a summary of cash distributions paid to the Limited Partners during 2003, 2004, and the first quarter of 2005:

                               Cash Distributions
                               -----------------

                                    2003
                 -----------------------------------------
                  1st         2nd          3rd       4th
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.
      ------     -----       -----        -----      -----

      III-A      $1.78        $2.39       $3.21      $2.51
      III-B       1.85         2.41        3.05       2.45
      III-C       1.07         2.06        2.56       2.45
      III-D       1.26         2.63        3.20       2.46
      III-E        .64          .87        1.91       1.68
      III-F        .74          .70        1.72       1.56


                                    2004                          2005
                 -----------------------------------------        -----
                  1st         2nd          3rd       4th           1st
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.          Qtr.
      ------     -----       -----        -----      -----        -----

      III-A      $1.81        $2.13       $2.20      $2.72        $2.58
      III-B       1.64         1.67        1.89       2.43         2.49
      III-C       1.79         1.74        1.65       1.89         1.36
      III-D       2.15         1.68        2.90(1)    1.77         1.39
      III-E       2.06          .44        3.60(1)     .62          .82
      III-F       1.35         1.55        1.50       1.40         1.91

-------------------
(1)   Includes   proceeds   from  the  sale  of  all  of  the  III-D  and  III-E
      Partnerships' interests in the Jay-Little Escambia Creek Field. See Part II, Item 7 for more information about this discontinued operation.


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  2004                2003              2002              2001              2000
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,137,900          $4,039,307        $3,875,098        $5,425,163        $4,111,261
Net Income:
   Limited Partners             2,534,550           2,419,111         1,822,932         3,211,072         2,424,492
   General Partner                297,437             286,852           256,987           405,019           275,300
   Total                        2,831,987           2,705,963         2,079,919         3,616,091         2,699,792
Limited Partners' Net
   Income per Unit                   9.60                9.16              6.91             12.16              9.18
Limited Partners' Cash
   Distributions per
   Unit                              8.86                9.89              8.88             14.66              6.42
Total Assets                    2,577,310           2,357,510         2,465,350         3,086,819         3,585,623
Partners' Capital
   (Deficit):
   Limited Partners             2,410,880           2,213,330         2,405,219         2,927,287         3,587,215
   General Partner            (    88,506)        (   104,097)       (   87,091)      (   114,834)      (   132,196)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976           263,976



                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2004                2003              2002              2001              2000
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,130,453          $2,207,562        $2,276,161        $3,146,463        $2,462,438
Net Income:
   Limited Partners             1,154,435           1,171,730           916,420         1,701,127         1,364,829
   General Partner                219,288             227,153           216,453           348,971           264,081
   Total                        1,373,723           1,398,883         1,132,873         2,050,098         1,628,910
Limited Partners' Net
   Income per Unit                   8.35                8.47              6.62             12.30              9.87
Limited Partners' Cash
   Distributions per
   Unit                              7.63                9.76              9.39             14.44              7.34
Total Assets                    1,379,422           1,270,257         1,390,931         1,830,746         2,069,748
Partners' Capital
   (Deficit):
   Limited Partners             1,277,659           1,178,224         1,357,494         1,741,074         2,037,947
   General Partner            (    58,429)        (    68,928)      (    48,554)      (    67,276)      (    38,756)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336



                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2004                2003              2002              2001              2000
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $3,334,518          $3,601,398        $2,740,888        $4,371,115        $4,150,431
Net Income:
   Limited Partners             1,531,505           2,016,059         1,178,582         2,653,485         2,554,851
   General Partner                213,797             243,670           158,236           163,926           143,251
   Total                        1,745,302           2,259,729         1,336,818         2,817,411         2,698,102
Limited Partners' Net
   Income per Unit                   6.26                8.24              4.82             10.85             10.45
Limited Partners' Cash
   Distributions per
   Unit                              7.07                8.14              4.77             16.36              8.45
Total Assets                    2,790,409           2,902,685         2,751,198         2,627,295         3,949,266
Partners' Capital
   (Deficit):
   Limited Partners             2,345,365           2,542,860         2,517,801         2,507,219         3,854,734
   General Partner            (   136,932)        (   153,480)      (   150,636)      (   175,495)      (   152,824)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536           244,536



                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2004               2003(1)           2002(1)           2001(1)           2000(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $1,894,897          $2,114,596        $1,623,494        $2,424,490        $2,353,421
Income (Loss) from:
   Continuing Operations        1,136,358           1,335,178           776,273         1,541,967         1,554,143
   Discontinued
     Operations               (    86,127)            111,356            22,377           195,103           448,623
Net Income:
   Limited Partners               936,644           1,293,974           705,530         1,630,013         1,893,355
   General Partner                113,587             155,435            93,120           107,057           109,411
   Total                        1,050,231           1,449,409           798,650         1,737,070         2,002,766
Limited Partners' Net
   Income per Unit                   7.15                9.88              5.39             12.44             14.45
Limited Partners' Cash
   Distributions per
   Unit                              8.50                9.55              3.75             19.36             13.21
Total Assets                    1,370,609           1,731,542         1,458,550         1,157,930         1,987,262
Partners' Capital
   (Deficit):
   Limited Partners               951,972           1,129,328         1,086,354           872,824         1,779,811
   General Partner            (    55,158)        (    47,561)      (    50,949)      (    72,956)      (    58,871)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008

-------------
(1)   These  amounts  have been  restated  to reflect  the sale of the Jay Field during  2004 as a  discontinued  operation.  See Part II,  Item 7 for more information about this discontinued operation.



                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2004               2003(1)           2002(1)           2001(1)           2000(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,633,713          $4,472,543        $2,859,082        $4,752,859        $5,183,231
Income (Loss) from:
   Continuing Operations        2,599,547           2,519,727           777,174         2,722,457         4,125,509
   Discontinued
     Operations               (   598,888)            785,456           149,044         1,283,442         3,205,076
Net Income:
   Limited Partners             1,782,244           2,940,848           798,510         3,744,610         6,952,136
   General Partner                218,415             367,060           127,708           261,289           378,449
   Total                        2,000,659           3,307,908           926,218         4,005,899         7,330,585
Limited Partners' Net
   Income per Unit                   4.26                7.03              1.91              8.95             16.62
Limited Partners' Cash
   Distributions per
   Unit                              6.72                5.10               .63             14.81             15.73
Total Assets                    4,254,283           6,654,923         4,442,417         3,768,636         6,138,734
Partners' Capital
   (Deficit):
   Limited Partners             3,277,777           4,302,533         3,492,685         2,960,175         5,410,565
   General Partner            (   316,058)        (   177,234)      (   250,684)      (   286,758)      (   240,721)
Number of Units
   Outstanding                    418,266             418,266           418,266           418,266           418,266
----------

(1) These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.




                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2004                2003              2002              2001              2000
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,941,732          $2,479,778        $1,636,758        $2,934,300        $3,437,321
Net Income:
   Limited Partners             1,694,433           1,176,685           460,816         1,782,241         2,142,067
   General Partner                 95,789              70,747            35,680           103,349           125,735
   Total                        1,790,222           1,247,432           496,496         1,885,590         2,267,802
Limited Partners' Net
   Income per Unit                   7.65                5.31              2.08              8.05              9.67
Limited Partners' Cash
   Distributions per
   Unit                              5.80                4.72              2.60             13.62              9.59
Total Assets                    2,994,343           2,592,302         2,427,147         2,369,806         3,638,555
Partners' Capital
   (Deficit):
   Limited Partners             2,783,155           2,374,722         2,245,037         2,359,221         3,593,980
   General Partner            (   142,055)        (   156,356)      (   159,621)      (   161,655)      (   135,914)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484           221,484


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


      Discontinued Operations

      The III-D and III-E Partnerships owned working interests in the Jay-Little Escambia Creek Field in Santa Rosa County, Florida (the "Jay Field"). In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field. For accounting purposes, the sale was treated as a discontinued operation. The sales proceeds, consisting of approximately $89,000 and $632,000, respectively, were included in the III-D and III-E Partnerships' August 15, 2004 cash distributions.

      The sale of the Jay Field interests will impact the continuing future operations of the III-D and III-E Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. However, routine audits of joint interest billings by an unaffiliated non-operator after the close date of the sale resulted in additional expenses of approximately $76,000 and $544,000, respectively, billed to the

III-D and III-E Partnerships. The expenses represent costs incurred before the effective date of the sale. The reader should refer to Note 6 - Discontinued Operations to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this matter.


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003, and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.



                               III-A Partnership
                               -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $98,593 (2.4%) in 2004 as compared to 2003. Of this increase, approximately $381,000 and $250,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $236,000 and $296,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,957 barrels and 56,602 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 due to mechanical problems. As of the date of this Annual Report, the shut-in well has returned to production. The decrease in volumes of gas sold was primarily due to normal declines in production, which was partially offset by the receipt of first revenues on one significant well during 2004. Average oil and gas prices increased to $39.92 per barrel and $5.77 per Mcf, respectively, in 2004 from $29.66 per barrel and $5.23 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 2004 and 2003. Lease operating expenses decreased due to the decreases in volumes of oil and gas sold, but this decrease was substantially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004, and (iii) workover expenses incurred on two significant wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 20.2% in 2004 from 20.7% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,906 (11.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of oil and gas sales, this expense decreased to 4.0% in 2004 from 4.6% in 2003.
This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 7.6% in 2004 from 7.8% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $38,896,701 or 147.35% of Limited Partners' capital contributions.


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



                                III-B Partnership
                                -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $77,109 (3.5%) in 2004 as compared to 2003. Of this decrease, approximately $175,000 and $277,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $257,000 and $118,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,880 barrels and 52,972 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 due to mechanical problems. As of the date of this Annual Report, the shut-in well has returned to production. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $39.93 per barrel and $5.85 per Mcf, respectively, in 2004 from $29.78 per barrel and $5.24 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,741 (4.5%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 22.8% in 2004 from 23.1% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28,482 (22.5%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of oil and gas sales, this expense decreased to 4.6% in 2004 from 5.7% in 2003.
This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.2% in 2004 from 8.0% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $21,832,353 or 157.82% of Limited Partners' capital contributions.


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



                               III-C Partnership
                               -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $266,880 (7.4%) in 2004 as compared to 2003. Of this decrease, approximately $130,000 and $570,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $85,000 and $348,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,321 barrels and 119,504 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a production zone on one significant well during late 2003. As of the date of this Annual Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-C Partnership becoming over produced in excess of estimated ultimate reserves, thereby increasing its gas imbalance payable. These decreases were partially offset by the successful completion of a new well during early 2004. Average oil and gas prices increased to $38.88 per barrel and $5.40 per Mcf, respectively, in 2004 from $30.00 per barrel and $4.77 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,413 (1.0%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by workover expenses incurred on several wells during 2004. As a percentage of oil and gas sales, these expenses increased to 25.8% in 2004 from 24.1% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $237,997 (116.6%) in 2004 as compared to 2003. This increase was primarily due to one significant well being fully depleted in 2004 due to the lack of remaining reserves. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 13.3% in 2004 from 5.7% in 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.7% in 2004 from 8.1% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $29,393,795 or 120.20% of Limited Partners' capital contributions.


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

                               III-D Partnership
                               -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      The following discussion contains amounts for the year 2003 which have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales decreased $219,699 (10.4%) in 2004 as compared to 2003. Of this decrease, approximately $127,000 and $388,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $80,000 and $215,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,498 barrels and 83,575 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Annual Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-D Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable. Average oil and gas prices increased to $37.87 per barrel and $5.38 per Mcf, respectively, in 2004 from $28.28 per barrel and $4.64 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,077 (6.4%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold,
(ii) workover expenses incurred on one significant well during 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on two other significant wells during 2004. As a percentage of oil and gas sales, these expenses increased to 26.1% in 2004 from 25.0% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,004 (1.0%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by one significant well being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, these expenses increased to 5.1% in 2004 from 4.6% in 2003.

      General and administrative expenses increased $3,963 (2.4%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses increased to 9.0% in 2004 from 7.9% in 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $16,425,669 or 125.38% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      The following discussion has been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales increased $491,102 (30.2%) in 2003 as compared to 2002. Of this increase, approximately $53,000 and $694,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $304,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,008 barrels, while volumes of gas sold decreased 108,660 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during 2003 in order to perform workovers on those wells. One of the shut-in wells has returned to production and the operator has not yet determined when the other well will return to production. These decreases were partially offset by the successful completion of one significant well in early 2003. Average oil and gas prices increased to $28.28 per barrel and $4.64 per Mcf, respectively, in 2003 from $24.18 per barrel and $2.80 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,684 (5.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) lower workover expenses incurred on one significant well during 2003 than similar expenses incurred on the same well during 2002. These decreases were partially offset by
(i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on another significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 25.0% in 2003 from 34.5% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,301 (30.4%) in 2003 as compared to 2002. This decrease was primarily due to (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining gas reserves at December 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 4.6% in 2003 from 8.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,477 (1.5%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 7.9% in 2003 from 10.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                               III-E Partnership
                               -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      The following discussion contains amounts for the year 2003 which have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales increased $161,170 (3.6%) in 2004 as compared to 2003. Of this increase, approximately $225,000 and $481,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $273,000 and $272,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 10,115 barrels and 59,136 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to
(i) a negative prior period volume adjustment made by the operator on one significant well during 2004 and (ii) normal declines in production. Average oil and gas prices increased to $36.86 per barrel and $5.27 per Mcf, respectively, in 2004 from $26.94 per barrel and $4.60 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,836 (2.6%) in 2004 as compared to 2003. This increase was primarily due to (i) a prior period production tax adjustment on one significant unit during 2004, (ii) workover expenses incurred on two significant wells during 2004, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 29.3% in 2004 from 29.6% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,671 (11.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted in 2003 due to the lack of remaining reserves. These decreases were partially offset by (i) an increase in depletable oil and gas properties primarily due to recompletion activities on two significant wells during 2004 and (ii) one other significant well being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.2% in 2004 from 4.9% in 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 10.5% in 2004 from 10.9% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $49,295,016 or 117.86% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      The following discussion has been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales increased $1,613,461 (56.4%) in 2003 as compared to 2002. Of this increase, approximately $129,000 and $1,716,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $266,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,480 barrels, while volumes of gas sold decreased 110,758 Mcf in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during 2003. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $26.94 per barrel and $4.60 per Mcf, respectively, in 2003 from $22.99 per barrel and $2.40 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $40,908 (3.2%) in 2003 as compared to 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 29.6% in 2003 from 44.9% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $93,652 (29.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by one significant well being fully depleted in 2003 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.9% in 2003 from 11.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.9% in 2003 from 17.0% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                               III-F Partnership
                               -----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $461,954 (18.6%) in 2004 as compared to 2003. Of this increase, approximately $208,000 and $285,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 433 barrels and 4,096 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $39.22 per barrel and $5.25 per Mcf, respectively, in 2004 from $28.93 per barrel and $4.56 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,815 (3.7%) in 2004 as compared to 2003. This decrease was primarily due to (i) workover expenses incurred on one significant well during 2003 and (ii) the abandonment of another significant well in early 2003 due to severe mechanical problems. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.7% in 2004 from 30.4% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,223 (25.1%) in 2004 as compared to 2003. This decrease was primarily due to (i) the abandonment of one significant well in 2003 due to severe mechanical problems and (ii) another significant well being fully depleted in 2003 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.5% in 2004 from 8.7% in 2003. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2004 from 10.8% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $19,672,904 or 88.82% of Limited Partners' capital contributions.


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


      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel or 6 Mcf of gas) for 2004, 2003, and 2002.

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship            2004                       2003(1)            % Change
------      -------------------        -----------------       ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)       Oil      Gas
            -------     -------        -------   -------       ----     ----
III-A       $39.92       $5.77         $29.66     $5.23        35%      10%
III-B        39.93        5.85          29.78      5.24        34%      12%
III-C        38.88        5.40          30.00      4.77        30%      13%
III-D        37.87        5.38          28.28      4.64        34%      16%
III-E        36.86        5.27          26.94      4.60        37%      15%
III-F        39.22        5.25          28.93      4.56        36%      15%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship             2004                      2003(1)             % Change
------      -------------------        ------------------      --------------
              Oil         Gas           Oil        Gas          Oil      Gas
            (Bbls)       (Mcf)          Bbls)     (Mcf)        (Bbls)   (Mcf)
            ------      -------        ------     -------      ------   -----
III-A       37,123      460,303        45,080     516,905      (18%)    (11%)
III-B       25,395      190,781        31,275     243,753      (19%)    (22%)
III-C        9,551      548,555        13,872     668,059      (31%)    (18%)
III-D        8,411      293,250        12,909     376,825      (35%)    (22%)
III-E       22,653      720,487        32,768     779,623      (31%)    ( 8%)
III-F       20,252      408,746        20,685     412,842      ( 2%)    ( 1%)

                           Average Production Costs
                         per Barrel of Oil Equivalent
                      -----------------------------------
                  P/ship      2004     2003(1)    % Change
                  ------     -----     -------    --------
                  III-A      $7.33      $6.37         15%
                  III-B       8.51       7.08         20%
                  III-C       8.52       6.93         23%
                  III-D       8.63       6.98         24%
                  III-E       9.53       8.15         13%
                  III-F       8.22       8.43        ( 2%)

-----------
(1) The amounts for the III-D and III-E Partnerships have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

                             2003 Compared to 2002
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship            2003(1)                   2002(1)             % Change
------      -------------------        ----------------        ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)       Oil      Gas
            -------     -------        -------   -------       ---      ----
III-A       $29.66       $5.23         $24.24     $2.81        22%       86%
III-B        29.78        5.24          24.32      2.73        22%       92%
III-C        30.00        4.77          24.53      2.91        22%       64%
III-D        28.28        4.64          24.18      2.80        17%       66%
III-E        26.94        4.60          22.99      2.40        17%       92%
III-F        28.93        4.56          22.81      2.20        27%      107%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship            2003(1)                   2002(1)              % Change
------      ------------------         ------------------      ------------
              Oil          Gas          Oil          Gas        Oil      Gas
            (Bbls)        (Mcf)        (Bbls)       (Mcf)      (Bbls)   (Mcf)
            ------       -------       -------     -------     ------   -----
III-A       45,080       516,905        54,340     908,912      (17%)   (43%)
III-B       31,275       243,753        39,042     486,057      (20%)   (50%)
III-C       13,872       668,059        14,716     817,975      ( 6%)   (18%)
III-D       12,909       376,825        10,901     485,485       18%    (22%)
III-E       32,768       779,623        31,288     890,381        5%    (12%)
III-F       20,685       412,842        23,209     503,895      (11%)   (18%)


                           Average Production Costs
                         per Barrel of Oil Equivalent
                      -----------------------------------
                  P/ship     2003(1)   2002(1)    % Change
                  ------     -------   -------    --------
                  III-A       $6.37     $4.45         43%
                  III-B        7.08      5.19         36%
                  III-C        6.93      5.68         22%
                  III-D        6.98      6.10         14%
                  III-E        8.15      7.15         14%
                  III-F        8.43      5.63         50%
-----------
(1) The amounts for the III-D and III-E Partnerships have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not generally reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2004 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2004 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A                8.2            3.3
                     III-B                8.2            2.9
                     III-C                8.4            8.6
                     III-D                8.2            9.6
                     III-E                8.9            7.0
                     III-F               10.1           15.5

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. As discussed below, the Partnerships must terminate no later than December 31, 2009 (November 22, 2009 for the III-A Partnership), which is five years from December 31, 2004.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2004, 2003, and 2002 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletions and developmental drilling:

      Partnership         2004              2003              2002
      -----------       --------          -------           --------

         III-A          $ 78,142          $53,311           $137,214
         III-B            52,376           32,726             63,540
         III-C           217,479           21,609            153,761
         III-D            27,306            6,141            170,676
         III-E           245,429           21,436            486,120
         III-F           188,433           16,762             89,261

      While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2004, 2003, and 2002. The sales of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2004, 2003, and 2002, were as follows:

      Partnership           2004           2003            2002
      -----------         --------       --------        -------
        III-A             $    375       $  1,902        $  -
        III-B                 -               984            118
        III-C                 -            34,411         20,018
        III-D               88,277         23,232         16,935
        III-E              629,332        101,704           -
        III-F                1,654         17,010           -

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the number of and value of properties considered for sale may increase. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and extensive drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      The General Partner expects general and administrative expenses to increase substantially during 2005 and 2006 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2006.

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the term of the Partnerships for the third extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions    Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
     III-A          November 22, 1999           3        November 22, 2005
     III-B          January 24, 2000            3        December 31, 2005
     III-C          February 28, 2000           3        December 31, 2005
     III-D          September 5, 2000           3        December 31, 2005
     III-E          December 26, 2000           3        December 31, 2005
     III-F          March 7, 2001               3        December 31, 2005

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $6,000, $1,000, $10,000, $5,000, $11,000, and $9,000,
respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2004. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2004 but which was not so reported.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          53     President and Director

      Judy K. Fox              54     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2004 of reports required under Section 16 of the Securities Exchange Act of 1934.


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


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2004, 2003, and 2002, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


            Partnership         2004          2003         2002
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2004, 2003, and 2002:



                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                   Annual Compensation                        Awards           Payouts
                                -------------------------------     ------------------------   -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    --------     -------    -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2002      -            -          -           -              -            -           -
                        2003      -            -          -           -              -            -           -
                        2004      -            -          -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $148,384       -          -           -              -            -           -
                        2003    $150,821       -          -           -              -            -           -
                        2004    $161,596       -          -           -              -            -           -

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



                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                    -----------------------------------
                                        Annual Compensation                  Awards             Payouts
                                 -------------------------------    ------------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2002       -           -           -          -              -            -           -
                        2003       -           -           -          -              -            -           -
                        2004       -           -           -          -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $77,761       -           -          -              -            -           -
                        2003     $79,038       -           -          -              -            -           -
                        2004     $84,685       -           -          -              -            -           -

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




                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                     ---------------------------------
                                         Annual Compensation                   Awards          Payouts
                                 --------------------------------    ------------------------  -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
---------------         ----     --------    -------     -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2002       -           -           -           -              -           -           -
                        2003       -           -           -           -              -           -           -
                        2004       -           -           -           -              -           -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $137,458      -           -           -              -           -           -
                        2003     $139,716      -           -           -              -           -           -
                        2004     $149,698      -           -           -              -           -           -

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




                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                          Long Term Compensation
                                                                    ---------------------------------
                                       Annual Compensation                    Awards          Payouts
                                --------------------------------    -----------------------   -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2002      -           -           -           -              -            -           -
                        2003      -           -           -           -              -            -           -
                        2004      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $73,641       -           -           -              -            -           -
                        2003    $74,850       -           -           -              -            -           -
                        2004    $80,198       -           -           -              -            -           -

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



                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                         Long Term Compensation
                                                                  -----------------------------------
                                       Annual Compensation                  Awards            Payouts
                                --------------------------------  ------------------------    -------
                                                                                  Securi-
                                                         Other                     ties                       All
     Name                                                Annual   Restricted      Under-                     Other
      and                                               Compen-     Stock         lying          LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)      Options/       Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)          SARs(#)         ($)         ($)
---------------         ----    --------    -------     -------   ----------     --------       -------     -------
Dennis R. Neill,
President(1)            2002      -           -           -         -              -              -           -
                        2003      -           -           -         -              -              -           -
                        2004      -           -           -         -              -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $235,110      -           -         -              -              -           -
                        2003    $238,971      -           -         -              -              -           -
                        2004    $256,045      -           -         -              -              -           -

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



                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2004

                                                                        Long Term Compensation
                                                                    ----------------------------------
                                   Annual Compensation                       Awards            Payouts
                                -------------------------------     ---------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual     Restricted     Under-                    Other
      and                                               Compen-       Stock        lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)     Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)         SARs(#)        ($)         ($)
---------------         ----    --------    -------     -------     ----------    --------      -------     -------
Dennis R. Neill,
President(1)            2002      -           -           -           -             -             -           -
                        2003      -           -           -           -             -             -           -
                        2004      -           -           -           -             -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $124,495      -           -           -             -             -           -
                        2003    $126,539      -           -           -             -             -           -
                        2004    $135,580      -           -           -             -             -           -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                            63,586     (24.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  63,586     (24.1%)

III-B Partnership:
-----------------
   Samson Resources Company                            32,932     (23.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  32,932     (23.8%)

III-C Partnership:
-----------------
   Samson Resources Company                            64,509     (26.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  64,509     (26.4%)

III-D Partnership:
-----------------
   Samson Resources Company                            36,778     (28.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  36,778     (28.1%)

III-E Partnership:
-----------------
   Samson Resources Company                           119,779     (28.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                 119,779     (28.6%)

III-F Partnership:
-----------------
   Samson Resources Company                            66,681     (30.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  66,681     (30.1%)


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2004 and 2003, each Partnership paid the following audit fees:

                                                  2004        2003
                                                -------     -------
      Year-end audit per engagement letter      $21,560     $19,250
      1st quarter 10-Q review                       825         750
      2nd quarter 10-Q review                       825         750
      3rd quarter 10-Q review                       825         750


      Audit-Related Fees

      During 2004 and 2003 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2004 and 2003 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2004 and 2003 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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

                                    PART IV



ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

            as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners' Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

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

 4.10 Seventh Amendment to Agreement of Limited Partnership dated November 17, 2003, for the Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

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

 4.20 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

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

 4.30 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

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

*4.40 Seventh Amendment to Agreement of Limited Partnership dated August 18, 2004 for the Geodyne Energy Income Limited Partnership III-D.

 4.41 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on

            Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.49 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

*4.50       Seventh  Amendment  to  Agreement  of  Limited  Partnership  for the
            Geodyne  Energy Income  Limited  Partnership  III-E dated August 18,
            2004.

 4.51 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.53 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.54 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.58 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

*4.60 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 7, 2005.

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

                                          March 30, 2005

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

By:   //s//Dennis R. Neill      President and            March 30, 2005
      -------------------       Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 30, 2005
      -------------------       Officer (Principal
        Craig D. Loseke         Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                March 30, 2005
      -------------------
          Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                              2004                2003
                                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents               $1,038,719          $  804,593
   Accounts receivable:
      Oil and gas sales                       588,829             509,275
                                            ---------           ---------
         Total current assets              $1,627,548          $1,313,868

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             761,804             847,993

DEFERRED CHARGE                               187,958             195,649
                                            ---------           ---------
                                           $2,577,310          $2,357,510
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $   84,554          $   76,949
   Gas imbalance payable                       26,709              22,289
   Asset retirement obligation-
      current (Note 1)                         18,336               8,501
                                            ---------           ---------
         Total current liabilities         $  129,599          $  107,739

LONG-TERM LIABILITIES:
   Accrued liability                       $   28,718          $   34,046
   Asset retirement obligation
      (Note 1)                                 96,619             106,492
                                            ---------           ---------
         Total long-term liabilities       $  125,337          $  140,538

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   88,506)        ($  104,097)
   Limited Partners, issued and
      outstanding, 263,976 Units            2,410,880           2,213,330
                                            ---------           ---------
         Total Partners' capital           $2,322,374          $2,109,233
                                            ---------           ---------
                                           $2,577,310          $2,357,510
                                            =========           =========

              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 2004, 2003, and 2002

                                      2004             2003            2002
                                  ------------     ------------    ------------
REVENUES:
   Oil and gas sales               $4,137,900       $4,039,307      $3,875,098
   Interest income                      6,549            5,800           7,489
   Gain (loss) on sale of oil
      and gas properties                1,399             -        (    22,350)
                                    ---------        ---------       ---------
                                   $4,145,848       $4,045,107      $3,860,237

COSTS AND EXPENSES:
   Lease operating                 $  504,320       $  527,306      $  697,520
   Production tax                     330,438          309,211         217,732
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  165,482          186,388         552,708
   General and
      administrative                  313,621          315,566         312,358
                                    ---------        ---------       ---------
                                   $1,313,861       $1,338,471      $1,780,318
                                    ---------        ---------       ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $2,831,987       $2,706,636      $2,079,919

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -         (       673)           -
                                    ---------        ---------       ---------
NET INCOME                         $2,831,987       $2,705,963      $2,079,919
                                    =========        =========       =========
GENERAL PARTNER - NET
   INCOME                          $  297,437       $  286,852      $  256,987
                                    =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                          $2,534,550       $2,419,111      $1,822,932
                                    =========        =========       =========
NET INCOME per Unit                $     9.60       $     9.16      $     6.91
                                    =========        =========       =========
UNITS OUTSTANDING                     263,976          263,976         263,976
                                    =========        =========       =========


              The accompanying notes are an integral part of these
                            financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002

                                Limited          General
                                Partners         Partner          Total
                              ------------  ----------        ------------

Balance, Dec. 31, 2001         $2,927,287      ($114,834)      $2,812,453
   Net income                   1,822,932        256,987        2,079,919
   Cash distributions         ( 2,345,000)     ( 229,244)     ( 2,574,244)
                                ---------        -------        ---------

Balance, Dec. 31, 2002         $2,405,219      ($ 87,091)      $2,318,128
   Net income                   2,419,111        286,852        2,705,963
   Cash distributions         ( 2,611,000)     ( 303,858)     ( 2,914,858)
                                ---------        -------        ---------

Balance, Dec. 31, 2003         $2,213,330      ($104,097)      $2,109,233
   Net income                   2,534,550        297,437        2,831,987
   Cash distributions         ( 2,337,000)     ( 281,846)     ( 2,618,846)
                                ---------        -------        ---------

Balance, Dec. 31, 2004         $2,410,880      ($ 88,506)      $2,322,374
                                =========        =======        =========




              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 2004, 2003, and 2002

                                         2004           2003           2002
                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,831,987     $2,705,963     $2,079,919
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                            -               673          -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       165,482        186,388        552,708
      Settlement of asset
        retirement obligation        (       165)          -              -
      (Gain) loss on sale of oil
        and gas properties           (     1,399)          -            22,350
      (Increase) decrease in
        accounts receivable-
        related party                       -                10    (        10)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales            (    79,554)       107,912    (    59,289)
      Decrease in deferred
        charge                             7,691         65,187         86,737
      Decrease in accounts
        payable                      (     2,055)   (     9,631)   (   114,987)
      Increase (decrease) in
        gas imbalance payable              4,420    (     5,182)   (     4,365)
      Increase (decrease) in
        accrued liability            (     5,328)           875    (     7,792)
                                       ---------      ---------      ---------

   Net cash provided by
      operating activities            $2,921,079     $3,052,195     $2,555,271
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   68,482)   ($   53,311)   ($  137,214)
   Proceeds from sale of oil
      and gas properties                     375          1,902           -
                                       ---------      ---------      ---------
   Net cash used by
      investing activities           ($   68,107)   ($   51,409)   ($  137,214)
                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,618,846)   ($2,914,858)   ($2,574,244)
                                       ---------      ---------      ---------
   Net cash used by
      financing activities           ($2,618,846)   ($2,914,858)   ($2,574,244)
                                       ---------      ---------      ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  234,126     $   85,928    ($  156,187)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                804,593        718,665        874,852
                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $1,038,719     $  804,593     $  718,665
                                       =========      =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                2004              2003
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  556,249        $  417,271
   Accounts receivable:
      Oil and gas sales                         300,554           274,296
                                              ---------         ---------
         Total current assets                $  856,803        $  691,567

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               402,168           450,273

DEFERRED CHARGE                                 120,451           128,417
                                              ---------         ---------
                                             $1,379,422        $1,270,257
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   55,739        $   52,293
   Gas imbalance payable                         14,760            11,711
   Asset retirement obligation-
      current (Note 1)                           31,869            25,060
                                              ---------         ---------
      Total current liabilities              $  102,368        $   89,064

LONG-TERM LIABILITIES:
   Accrued liability                         $    9,828        $   13,746
   Asset retirement obligation
      (Note 1)                                   47,996            58,151
                                              ---------         ---------
      Total long-term liabilities            $   57,824        $   71,897

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   58,429)      ($   68,928)
   Limited Partners, issued and
      outstanding, 138,336 Units              1,277,659         1,178,224
                                              ---------         ---------
         Total Partners' capital             $1,219,230        $1,109,296
                                              ---------         ---------
                                             $1,379,422        $1,270,257
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002

                                       2004             2003            2002
                                   ------------     ------------    ------------
REVENUES:
   Oil and gas sales                $2,130,453       $2,207,562      $2,276,161
   Interest income                       3,114            2,971           3,923
   Loss on sale of oil
      and gas properties                  -                -        (    14,724)
                                     ---------        ---------       ---------
                                    $2,133,567       $2,210,533      $2,265,360

COSTS AND EXPENSES:
   Lease operating                  $  309,872       $  334,283      $  477,844
   Production tax                      176,618          174,948         145,092
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                    97,836          126,318         336,505
   General and
      administrative                   175,518          175,515         173,046
                                     ---------        ---------       ---------
                                    $  759,844       $  811,064      $1,132,487
                                     ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,373,723       $1,399,469      $1,132,873

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -         (       586)           -
                                     ---------        ---------       ---------
NET INCOME                          $1,373,723       $1,398,883      $1,132,873
                                     =========        =========       =========
GENERAL PARTNER - NET
   INCOME                           $  219,288       $  227,153      $  216,453
                                     =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                           $1,154,435       $1,171,730      $  916,420
                                     =========        =========       =========

NET INCOME per Unit                 $     8.35       $     8.47      $     6.62
                                     =========        =========       =========

UNITS OUTSTANDING                      138,336          138,336         138,336
                                     =========        =========       =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    ------------

Balance, Dec. 31, 2001           $1,741,074     ($ 67,276)     $1,673,798
   Net income                       916,420       216,453       1,132,873
   Cash distributions           ( 1,300,000)    ( 197,731)    ( 1,497,731)
                                  ---------       -------       ---------

Balance, Dec. 31, 2002           $1,357,494     ($ 48,554)     $1,308,940
   Net income                     1,171,730       227,153       1,398,883
   Cash distributions           ( 1,351,000)    ( 247,527)    ( 1,598,527)
                                  ---------       -------       ---------

Balance, Dec. 31, 2003           $1,178,224     ($ 68,928)     $1,109,296
   Net income                     1,154,435       219,288       1,373,723
   Cash distributions           ( 1,055,000)    ( 208,789)    ( 1,263,789)
                                  ---------       -------       ---------

Balance, Dec. 31, 2004           $1,277,659     ($ 58,429)     $1,219,230
                                  =========       =======       =========


              The accompanying notes are an integral part of these
                              financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003          2002
                                       ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,373,723     $1,398,883    $1,132,873
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                              -               586         -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                          97,836        126,318       336,505
      Loss on sale of oil
        and gas properties                    -              -           14,724
      Settlement of asset
        retirement obligation          (       701)          -             -
      (Increase) decrease in
        accounts receivable-
        related party                         -                 7   (         7)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              (    26,258)        72,368   (    16,838)
      Decrease in deferred
        charge                               7,966         55,865        71,708
      Decrease in accounts
        payable                        (     2,383)   (     4,784)  (    66,188)
      Increase (decrease) in
        gas imbalance payable                3,049    (       685)  (     1,929)
      Increase (decrease) in
        accrued liability              (     3,918)         1,228   (     6,840)
                                         ---------      ---------     ---------

   Net cash provided by
      operating activities              $1,449,314     $1,649,786    $1,464,008
                                         ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   46,547)   ($   32,726)  ($   63,540)
   Proceeds from sale of oil
      and gas properties                      -               984           118
                                         ---------      ---------     ---------
   Net cash used by
      investing activities             ($   46,547)   ($   31,742)  ($   63,422)
                                         ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,263,789)   ($1,598,527)  ($1,497,731)
                                         ---------      ---------     ---------
   Net cash used by
      financing activities             ($1,263,789)   ($1,598,527)  ($1,497,731)
                                         ---------      ---------     ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            $  138,978     $   19,517   ($   97,145)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  417,271        397,754       494,899
                                         ---------      ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  556,249     $  417,271    $  397,754
                                         =========      =========     =========


              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.










                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                2004              2003
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  682,792        $  711,441
   Accounts receivable:
      Oil and gas sales                         583,009           446,858
                                              ---------         ---------
         Total current assets                $1,265,801        $1,158,299

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,475,924         1,691,169

DEFERRED CHARGE                                  48,684            53,217
                                              ---------         ---------
                                             $2,790,409        $2,902,685
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  123,591        $   77,907
   Gas imbalance payable                         83,181            38,187
   Asset retirement obligation-
      current (Note 1)                           38,950            28,206
                                              ---------         ---------
      Total current liabilities              $  245,722        $  144,300

LONG-TERM LIABILITIES:
   Accrued liability                         $  170,532        $  202,758
   Asset retirement obligation
      (Note 1)                                  165,722           166,247
                                              ---------         ---------
      Total long-term liabilities            $  336,254        $  369,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  136,932)      ($  153,480)
   Limited Partners, issued and
      outstanding, 244,536 Units              2,345,365         2,542,860
                                              ---------         ---------
         Total Partners' capital             $2,208,433        $2,389,380
                                              ---------         ---------
                                             $2,790,409        $2,902,685
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003          2002
                                       ------------    ----------    ----------
REVENUES:
   Oil and gas sales                    $3,334,518     $3,601,398    $2,740,888
   Interest income                           5,295          4,707         4,112
   Gain (loss) on sale of oil
       and gas properties              (       891)        16,854        17,501
                                         ---------      ---------     ---------
                                        $3,338,922     $3,622,959    $2,762,501
COSTS AND EXPENSES:
   Lease operating                      $  625,598     $  617,922    $  664,164
   Production tax                          234,264        250,353       193,962
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                       442,183        204,186       277,388
   General and
      administrative                       291,575        293,086       290,169
                                         ---------      ---------     ---------
                                        $1,593,620     $1,365,547    $1,425,683
                                         ---------      ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                 $1,745,302     $2,257,412    $1,336,818

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                                -             2,317          -
                                         ---------      ---------     ---------
NET INCOME                              $1,745,302     $2,259,729    $1,336,818
                                         =========      =========     =========
GENERAL PARTNER -
   NET INCOME                           $  213,797     $  243,670    $  158,236
                                         =========      =========     =========
LIMITED PARTNERS -
   NET INCOME                           $1,531,505     $2,016,059    $1,178,582
                                         =========      =========     =========

NET INCOME per Unit                     $     6.26     $     8.24    $     4.82
                                         =========      =========     =========

UNITS OUTSTANDING                          244,536        244,536       244,536
                                         =========      =========     =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2001         $2,507,219       ($175,495)     $2,331,724
   Net income                   1,178,582         158,236       1,336,818
   Cash distributions         ( 1,168,000)      ( 133,377)    ( 1,301,377)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,517,801       ($150,636)     $2,367,165
   Net income                   2,016,059         243,670       2,259,729
   Cash distributions         ( 1,991,000)      ( 246,514)    ( 2,237,514)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,542,860       ($153,480)     $2,389,380
   Net income                   1,531,505         213,797       1,745,302
   Cash distributions         ( 1,729,000)      ( 197,249)    ( 1,926,249)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $2,345,365       ($136,932)     $2,208,433
                                =========         =======       =========


              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                       2004              2003           2002
                                   ------------      ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,745,302        $2,259,729     $1,336,818
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                          -          (     2,317)          -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                     442,183           204,186        277,388
      (Gain) loss on sale of oil
        and gas properties                 891       (    16,854)   (    17,501)
      Settlement of asset
        retirement obligation      (       131)             -              -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   136,151)           71,516    (   156,240)
      Decrease in deferred
        charge                           4,533             4,650         15,605
      Increase (decrease) in
        accounts payable                15,711       (    66,036)        57,544
      Increase (decrease) in
        gas imbalance payable           44,994       (     5,736)         3,199
      Increase (decrease) in
        accrued liability          (    32,226)            6,591         27,719
                                     ---------         ---------      ---------
   Net cash provided by
      operating activities          $2,085,106        $2,455,729     $1,544,532
                                     ---------         ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  187,506)      ($   21,609)   ($  153,761)
   Proceeds from sale of oil
      and gas properties                  -               34,411         20,018
                                     ---------         ---------      ---------
   Net cash provided (used)
      by investing activities      ($  187,506)       $   12,802    ($  133,743)
                                     ---------         ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,926,249)      ($2,237,514)   ($1,301,377)
                                     ---------         ---------      ---------
   Net cash used by
      financing activities         ($1,926,249)      ($2,237,514)   ($1,301,377)
                                     ---------         ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($   28,649)       $  231,017     $  109,412

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              711,441           480,424        371,012
                                     ---------         ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  682,792        $  711,441     $  480,424
                                     =========         =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                 2004              2003
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  432,834        $  438,562
   Accounts receivable:
      Oil and gas sales                          340,185           339,466
                                               ---------         ---------
         Total current assets                 $  773,019        $  778,028

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                                589,161           943,562

DEFERRED CHARGE                                    8,429             9,952
                                               ---------         ---------
                                              $1,370,609        $1,731,542
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  131,321        $   83,251
   Gas imbalance payable                          41,607             5,189
   Asset retirement obligation-
      current (Note 1)                            11,975             7,187
                                               ---------         ---------
      Total current liabilities               $  184,903        $   95,627

LONG-TERM LIABILITIES:
   Accrued liability                          $  191,685        $  247,304
   Asset retirement obligation
      (Note 1)                                    97,207           306,844
                                               ---------         ---------
      Total long-term liabilities             $  288,892        $  554,148

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,158)      ($   47,561)
   Limited Partners, issued and
      outstanding, 131,008 Units                 951,972         1,129,328
                                               ---------         ---------
         Total Partners' capital              $  896,814        $1,081,767
                                               ---------         ---------
                                              $1,370,609        $1,731,542
                                               =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                           2004          2003          2002
                                       ------------   ----------    ----------
REVENUES:
   Oil and gas sales                    $1,894,897    $2,114,596    $1,623,494
   Interest income                           3,313         2,723         1,879
   Gain (loss) on sale of
      oil and gas properties           (       128)       10,701        15,250
                                         ---------     ---------     ---------
                                        $1,898,082    $2,128,020    $1,640,623
COSTS AND EXPENSES:
   Lease operating                      $  361,742    $  381,051    $  444,878
   Production tax                          132,611       147,379       115,236
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                            96,020        97,024       139,325
   General and
      administrative                       171,351       167,388       164,911
                                         ---------     ---------     ---------
                                        $  761,724    $  792,842    $  864,350
                                         ---------     ---------     ---------

INCOME FROM CONTINUING OPERATIONS       $1,136,358    $1,335,178    $  776,273
                                         ---------     ---------     ---------
   Income (loss) from discontinued
      operations (Note 6)              (    96,495)      111,356        22,377

   Gain on disposal of discontinued
      operations (Note 6)                   10,368          -             -
                                         ---------     ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                 $1,050,231    $1,446,534    $  798,650

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                                -            2,875          -
                                         ---------     ---------     ---------

NET INCOME                              $1,050,231    $1,449,409    $  798,650
                                         =========     =========     =========
GENERAL PARTNER - NET
   INCOME                               $  113,587    $  155,435    $   93,120
                                         =========     =========     =========
LIMITED PARTNERS - NET
   INCOME                               $  936,644    $1,293,974    $  705,530
                                         =========     =========     =========

NET INCOME per Unit                     $     7.15    $     9.88    $     5.39
                                         =========     =========     =========

UNITS OUTSTANDING                          131,008       131,008       131,008
                                         =========     =========     =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2001         $  872,824       ($ 72,956)      $  799,868
   Net income                     705,530          93,120          798,650
   Cash distributions         (   492,000)      (  71,113)     (   563,113)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $1,086,354       ($ 50,949)      $1,035,405
   Net income                   1,293,974         155,435        1,449,409
   Cash distributions         ( 1,251,000)      ( 152,047)     ( 1,403,047)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $1,129,328       ($ 47,561)      $1,081,767
   Net income                     936,644         113,587        1,050,231
   Cash distributions         ( 1,114,000)      ( 121,184)     ( 1,235,184)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $  951,972       ($ 55,158)      $  896,814
                                =========         =======        =========



                     The accompanying notes are an integral
                      part of these financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                        2004             2003           2002
                                    ------------     ------------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,050,231       $1,449,409      $798,650
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                           -         (     2,875)        -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       98,838          122,507       149,360
      (Gain) loss on sale of
        oil and gas properties              128      (    10,701)    (  15,250)
      Gain on disposal of
        discontinued operations
        (Note 6)                    (    10,368)            -             -
      Settlement of asset
        retirement obligation       (        17)            -             -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (       719)          46,558     ( 135,638)
      Decrease in deferred
        charge                            1,523              997           665
      Increase (decrease) in
        accounts payable                 45,198      (    88,096)       23,479
      Increase in gas
        imbalance payable                36,418            5,189          -
      Increase (decrease) in
        accrued liability           (    55,619)     (     4,494)       41,604
                                      ---------        ---------       --------
   Net cash provided by
      operating activities           $1,165,613       $1,518,494      $862,870
                                      ---------        ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   24,743)     ($    6,141)    ($170,676)
   Proceeds from sale of oil
      and gas properties                   -              23,232        16,935
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           88,586             -             -
                                      ---------        ---------       -------

   Net cash provided (used)
      by investing activities        $   63,843       $   17,091     ($153,741)
                                      ---------        ---------       -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,235,184)     ($1,403,047)    ($563,113)
                                      ---------        ---------       -------
   Net cash used by
      financing activities          ($1,235,184)     ($1,403,047)    ($563,113)
                                      ---------        ---------       -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($    5,728)      $  132,538      $146,016

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               438,562          306,024       160,008
                                      ---------        ---------       -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  432,834       $  438,562      $306,024
                                      =========        =========       =======



              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                2004              2003
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,413,497        $1,513,224
   Accounts receivable:
      Oil and gas sales                         849,754         1,087,689
                                              ---------         ---------
         Total current assets                $2,263,251        $2,600,913

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,942,054         4,004,314

DEFERRED CHARGE                                  48,978            49,696
                                              ---------         ---------
                                             $4,254,283        $6,654,923
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  768,152        $  415,194
   Gas imbalance payable                          5,643             2,736
   Asset retirement obligation-
      current (Note 1)                           28,411            12,713
                                              ---------         ---------
      Total current liabilities              $  802,206        $  430,643

LONG-TERM LIABILITIES:
   Accrued liability                         $  301,594        $  342,831
   Asset retirement obligation
      (Note 1)                                  188,764         1,756,150
                                              ---------         ---------
      Total long-term liabilities            $  490,358        $2,098,981

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  316,058)      ($  177,234)
   Limited Partners, issued and
      outstanding, 418,266 Units              3,277,777         4,302,533
                                              ---------         ---------
         Total Partners' capital             $2,961,719        $4,125,299
                                              ---------         ---------
                                             $4,254,283        $6,654,923
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003           2002
                                        ----------     ----------     ----------
REVENUES:
   Oil and gas sales                    $4,633,713     $4,472,543     $2,859,082
   Interest income                          10,677          5,786          2,779
   Gain on sale of
      oil and gas properties                  -            76,301           -
                                         ---------      ---------      ---------
                                        $4,644,390     $4,554,630     $2,861,861

COSTS AND EXPENSES:
   Lease operating                      $  994,188     $1,047,478     $1,123,177
   Production tax                          365,443        278,317        161,710
   Depreciation, depletion
      and amortization
      of oil and gas
      properties                           196,510        221,181        314,833
   General and
      administrative                       488,702        487,927        484,967
                                         ---------      ---------      ---------
                                        $2,044,843     $2,034,903     $2,084,687
                                         ---------      ---------      ---------

INCOME FROM CONTINUING
   OPERATIONS                           $2,599,547     $2,519,727     $  777,174
                                         ---------      ---------      ---------
   Income (loss) from
      discontinued operations
      (Note 6)                         (   687,645)       785,456        149,044

   Gain on disposal of
      discontinued operations
      (Note 6)                              88,757           -              -
                                         ---------      ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                 $2,000,659     $3,305,183     $  926,218

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                                -             2,725           -
                                         ---------      ---------      ---------

NET INCOME                              $2,000,659     $3,307,908     $  926,218
                                         =========      =========      =========
GENERAL PARTNER - NET
   INCOME                               $  218,415     $  367,060     $  127,708
                                         =========      =========      =========
LIMITED PARTNERS - NET
   INCOME                               $1,782,244     $2,940,848     $  798,510
                                         =========      =========      =========

NET INCOME per Unit                     $     4.26     $     7.03     $     1.91
                                         =========      =========      =========

UNITS OUTSTANDING                          418,266        418,266        418,266
                                         =========      =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2001          $2,960,175      ($286,758)      $2,673,417
   Net income                      798,510        127,708          926,218
   Cash distributions          (   266,000)     (  91,634)     (   357,634)
                                 ---------        -------        ---------

Balance, Dec. 31, 2002          $3,492,685      ($250,684)      $3,242,001
   Net income                    2,940,848        367,060        3,307,908
   Cash distributions          ( 2,131,000)     ( 293,610)     ( 2,424,610)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,302,533      ($177,234)      $4,125,299
   Net income                    1,782,244        218,415        2,000,659
   Cash distributions          ( 2,807,000)     ( 357,239)     ( 3,164,239)
                                 ---------        -------        ---------

Balance, Dec. 31, 2004          $3,277,777      ($316,058)      $2,961,719
                                 =========        =======        =========


              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                        2004           2003            2002
                                    ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,000,659     $3,307,908      $  926,218
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                           -       (     2,725)           -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                      215,745        412,149         392,936
      Gain on sale of oil and
        gas properties                     -       (    76,301)           -
      Gain on disposal of
        discontinued operations
        (Note 6)                    (    88,757)          -               -
      Settlement of asset
        retirement obligation       (       319)   (     1,848)           -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               237,935    (   162,862)    (   237,737)
      Decrease in deferred
        charge                              718         19,480          18,536
      Increase (decrease) in
        accounts payable                342,489    (   331,565)    (    26,248)
      Increase (decrease) in
        accrued liability - other          -       (   122,289)        122,289
      Increase (decrease) in gas
        imbalance payable                 2,907           -        (     2,255)
      Increase (decrease) in
        accrued liability           (    41,237)        14,199          11,411
                                      ---------      ---------       ---------
   Net cash provided by
      operating activities           $2,670,140     $3,056,146      $1,205,150
                                      ---------      ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  237,849)   ($   21,436)    ($  486,120)
   Proceeds from sale of oil
      and gas properties                   -           101,704            -
   Proceeds from disposal of
      discontinued operations
      (Note 6)                          632,221           -               -
                                      ---------      ---------       ---------

   Net cash provided (used)
      by investing activities        $  394,372     $   80,268     ($  486,120)
                                      ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,164,239)   ($2,424,610)    ($  357,634)
                                      ---------      ---------       ---------
   Net cash used by
      financing activities          ($3,164,239)   ($2,424,610)    ($  357,634)
                                      ---------      ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   99,727)    $  711,804      $  361,396

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,513,224        801,420         440,024
                                      ---------      ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,413,497     $1,513,224      $  801,420
                                      =========      =========       =========



              The accompanying notes are an integral part of these
                            financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                2004              2003
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  696,460        $  521,918
   Accounts receivable:
      Oil and gas sales                         548,005           352,465
                                              ---------         ---------
         Total current assets                $1,244,465        $  874,383

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,727,931         1,695,682

DEFERRED CHARGE                                  21,947            22,237
                                              ---------         ---------
                                             $2,994,343        $2,592,302
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   92,446        $   96,896
   Gas imbalance payable                          4,721             2,295
   Asset retirement obligation -
      current (Note 1)                            8,552             4,002
                                              ---------         ---------
      Total current liabilities              $  105,719        $  103,193

LONG-TERM LIABILITIES:
   Accrued liability                         $  105,877        $  131,768
   Asset retirement obligation
      (Note 1)                                  141,647           138,975
                                              ---------         ---------
      Total long-term liabilities            $  247,524        $  270,743

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  142,055)      ($  156,356)
   Limited Partners, issued and
      outstanding, 221,484 Units              2,783,155         2,374,722
                                              ---------         ---------
         Total Partners' capital             $2,641,100        $2,218,366
                                              ---------         ---------
                                             $2,994,343        $2,592,302
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                      2004             2003              2002
                                   ----------       ----------        ----------
REVENUES:
   Oil and gas sales               $2,941,732       $2,479,778        $1,636,758
   Interest income                      3,841            2,295             1,692
                                    ---------        ---------         ---------
                                   $2,945,573       $2,482,073        $1,638,450

COSTS AND EXPENSES:
   Lease operating                 $  569,410       $  615,422        $  518,772
   Production tax                     157,277          139,080            84,586
   Depreciation, deple-
      tion, and amorti-
      zation of oil and
      gas properties                  161,752          215,975           273,499
   General and
      administrative                  266,912          267,876           265,097
                                    ---------        ---------         ---------
                                   $1,155,351       $1,238,353        $1,141,954
                                    ---------        ---------         ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,790,222       $1,243,720        $  496,496

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -               3,712              -
                                    ---------        ---------         ---------

NET INCOME                         $1,790,222       $1,247,432        $  496,496
                                    =========        =========         =========
GENERAL PARTNER - NET
   INCOME                          $   95,789       $   70,747        $   35,680
                                    =========        =========         =========
LIMITED PARTNERS - NET
   INCOME                          $1,694,433       $1,176,685        $  460,816
                                    =========        =========         =========

NET INCOME per Unit                $     7.65       $     5.31        $     2.08
                                    =========        =========         =========

UNITS OUTSTANDING                     221,484          221,484           221,484
                                    =========        =========         =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                               Limited           General
                               Partners          Partner         Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2001        $2,359,221       ($161,655)      $2,197,566
   Net income                    460,816          35,680          496,496
   Cash distributions        (   575,000)      (  33,646)     (   608,646)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $2,245,037       ($159,621)      $2,085,416
   Net income                  1,176,685          70,747        1,247,432
   Cash distributions        ( 1,047,000)      (  67,482)     ( 1,114,482)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $2,374,722       ($156,356)      $2,218,366
   Net income                  1,694,433          95,789        1,790,222
   Cash distributions        ( 1,286,000)      (  81,488)     ( 1,367,488)
                               ---------         -------        ---------

Balance, Dec. 31, 2004        $2,783,155       ($142,055)      $2,641,100
                               =========         =======        =========




              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                         2004             2003           2002
                                     ------------     ------------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,790,222       $1,247,432      $496,496
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                            -         (     3,712)         -
      Depreciation, deple-
        tion, and amortiza-
        tion of oil and gas
        properties                       161,752          215,975       273,499
      Settlement of asset
        retirement obligation               -         (       903)         -
      Increase in accounts
        receivable - oil and
        gas sales                    (   195,540)     (     4,165)    ( 108,479)
      Decrease in deferred
        charge                               290            7,709         7,055
      Increase (decrease) in
        accounts payable             (    12,362)     (    21,845)       59,967
      Increase (decrease) in
        accrued liability - other           -         (   102,690)      102,690
      Increase in gas
        imbalance payable                  2,426             -             -
      Increase (decrease) in
        accrued liability            (    25,891)          13,763         6,834
                                       ---------        ---------       -------
   Net cash provided by
      operating activities            $1,720,897       $1,351,564      $838,062
                                       ---------        ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  180,521)     ($   16,762)    ($ 89,261)
   Proceeds from sale of oil
      and gas properties                   1,654           17,010          -
                                       ---------        ---------       -------
   Net cash provided (used)
      by investing activities        ($  178,867)      $      248     ($ 89,261)
                                       ---------        ---------       -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,367,488)     ($1,114,482)    ($608,646)
                                       ---------        ---------       -------
   Net cash used by
      financing activities           ($1,367,488)     ($1,114,482)    ($608,646)
                                       ---------        ---------       -------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $  174,542       $  237,330      $140,155

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                521,918          284,588       144,433
                                       ---------        ---------       -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  696,460       $  521,918      $284,588
                                       =========        =========       =======



              The accompanying notes are an integral part of these
                              financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 2004, 2003, and 2002

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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the Partnerships for the third extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                      Initial           Extensions          Current
Partnership       Termination Date      Exercised       Termination Date
-----------       ------------------    ---------       ------------------
  III-A           November 22, 1999       3             November 22, 2005
  III-B           January 24, 2000        3             December 31, 2005
  III-C           February 28, 2000       3             December 31, 2005
  III-D           September 5, 2000       3             December 31, 2005
  III-E           December 26, 2000       3             December 31, 2005
  III-F           March 7, 2001           3             December 31, 2005

      The General Partner has not determined whether it will further extend the term of any Partnership.

      An affiliate of the General Partner owned the following Units at December 31, 2004:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A                63,536                24.1%
               III-B                32,632                23.6%
               III-C                63,809                26.1%
               III-D                36,678                28.0%
               III-E               119,529                28.6%
               III-F                66,461                30.0%

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2004, 2003, and 2002 were as follows:


            Partnership       2004        2003(1)     2002(1)
            -----------       -----       -------     -------

               III-A          $1.45        $1.42       $2.69
               III-B           1.71         1.76        2.80
               III-C           4.38         1.63        1.84
               III-D           1.68         1.28        1.52
               III-E           1.37         1.36        1.75
               III-F           1.83         2.41        2.55

----------------

(1) The amounts for the III-D and III-E Partnerships have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Note 6 for more information about this discontinued operation.


      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2004. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2004                        2003
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          216,217     $187,958       225,065     $195,649
         III-B          108,897      120,451       116,099      128,417
         III-C           82,810       48,684        90,520       53,217
         III-D            8,260        8,429         9,753        9,952
         III-E           24,848       48,978        25,212       49,696
         III-F           19,865       21,947        20,128       22,237


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2004                       2003
                         --------------------      --------------------
   Partnership             Mcf        Amount         Mcf        Amount
   -----------           -------     --------      -------     --------

      III-A               33,036     $ 28,718       39,165     $ 34,046
      III-B                8,886        9,828       12,428       13,746
      III-C              280,099      170,532      318,616      202,758
      III-D              187,853      191,685      223,033      247,304
      III-E              153,008      301,594      173,929      342,831
      III-F               95,834      105,877      114,044      131,768


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2004 and 2003 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2004                    2003
                        -------------------      -------------------
   Partnership            Mcf        Amount        Mcf        Amount
   -----------          ------      -------      ------      -------

      III-A             17,806      $26,709      14,859      $22,289
      III-B              9,840       14,760       7,807       11,711
      III-C             55,454       83,181      25,458       38,187
      III-D             27,738       41,607       3,459        5,189
      III-E              3,762        5,643       1,824        2,736
      III-F              3,147        4,721       1,530        2,295


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


      Asset Retirement Obligation

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Partnerships own interests in oil and gas properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $6,000, $1,000, $10,000, $5,000, $11,000, and $9,000,
respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the years ended December 31, 2004 and December 31, 2003 are as shown below.

                                III-A Partnership
                                -----------------


                                             2004              2003
                                          ----------        ----------
Total Asset Retirement
  Obligation, January 1                    $114,993          $109,762
Additions and revisions                         466               627
Settlements and disposals                 (   4,865)             -
Accretion expense                             4,361             4,604
                                            -------           -------
Total Asset Retirement
  Obligation, December 31                  $114,955          $114,993
                                            =======           =======
Asset Retirement Obligation -
  Current                                  $ 18,336          $  8,501
Asset Retirement Obligation -
  Long-Term                                  96,619           106,492

                                III-B Partnership
                                -----------------


                                             2004              2003
                                          ----------        ----------
Total Asset Retirement
  Obligation, January 1                    $ 83,211          $ 76,536
Additions and revisions                   (   2,532)              198
Settlements and disposals                 (   3,801)             -
Accretion expense                             2,987             6,477
                                            -------           -------
Total Asset Retirement
  Obligation, December 31                  $ 79,865          $ 83,211
                                            =======           =======
Asset Retirement Obligation -
  Current                                  $ 31,869          $ 25,060
Asset Retirement Obligation -
  Long-Term                                  47,996            58,151




                                III-C Partnership
                                -----------------


                                             2004              2003
                                          ----------        ----------
Total Asset Retirement
  Obligation, January 1                    $194,453          $189,767
Additions and revisions                       2,478               230
Settlements and disposals                 (     131)        (   3,216)
Accretion expense                             7,872             7,672
                                            -------           -------
Total Asset Retirement
  Obligation, December 31                  $204,672          $194,453
                                            =======           =======
Asset Retirement Obligation -
  Current                                  $ 38,950          $ 28,206
Asset Retirement Obligation -
  Long-Term                                 165,722           166,247

                                III-D Partnership
                                -----------------


                                             2004              2003
                                          ----------        ----------
Total Asset Retirement
  Obligation, January 1                    $314,031          $106,449
Additions and revisions                       1,054           203,597
Settlements and disposals                 (      17)        (     273)
Accretion expense                             6,941             4,258
Discontinued operations                   ( 212,827)             -
                                            -------           -------
Total Asset Retirement
  Obligation, December 31                  $109,182          $314,031
                                            =======           =======
Asset Retirement Obligation -
  Current                                  $ 11,975          $  7,187
Asset Retirement Obligation -
  Long-Term                                  97,207           306,844




                                III-E Partnership
                                -----------------


                                              2004              2003
                                          ------------      ------------
Total Asset Retirement
  Obligation, January 1                    $1,768,863        $  260,513
Additions and revisions                           922         1,508,408
Settlements and disposals                 (     6,252)      (     4,687)
Accretion expense                              27,245             4,629
Discontinued operations                   ( 1,573,603)             -
                                            ---------         ---------
Total Asset Retirement
  Obligation, December 31                  $  217,175        $1,768,863
                                            =========         =========
Asset Retirement Obligation -
  Current                                  $   28,411        $   12,713
Asset Retirement Obligation -
  Long-Term                                   188,764         1,756,150

                                III-F Partnership
                                -----------------


                                             2004              2003
                                           --------         ----------
Total Asset Retirement
  Obligation, January 1                    $142,977          $139,563
Additions and revisions                         774              -
Settlements and disposals                      -            (   2,303)
Accretion expense                             6,448             5,717
                                            -------           -------
Total Asset Retirement
  Obligation, December 31                  $150,199          $142,977
                                            =======           =======
Asset Retirement Obligation -
  Current                                  $  8,552          $  4,002
Asset Retirement Obligation -
  Long-Term                                 141,647           138,975



      Had FAS No. 143 been adopted at January 1, 2002 the amount of the asset retirement obligation at that date and at December 31, 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the pro forma impact for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships during the year ended December 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $5,000, $4,000, $9,000, $6,000, $17,000, and $9,000, respectively:


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2004, 2003, and 2002:

            Partnership         2004           2003           2002
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2004, 2003, and 2002:


   Partnership              Purchaser                      Percentage
   -----------      ------------------------       --------------------------
                                                   2004       2003      2002
                                                   -----      -----     -----

      III-A         Eaglwing Trading, Inc.
                      ("Eaglwing")                 26.9%      27.0%     24.0%
                    Gulfterra Central Point
                      Allocation
                      ("Gulfterra")                12.2%        -         -
                    Valero Industrial Gas
                      L.P. ("Valero")                -        23.9%     21.0%
                    Conoco, Inc.                     -          -       16.2%
                    El Paso Energy Marketing
                      Company ("El Paso")            -          -       10.5%


      III-B         Eaglwing                       33.8%      32.0%     26.4%
                    Gulfterra                      11.0%        -         -
                    Valero                           -        20.3%     16.6%
                    Conoco, Inc.                     -          -       18.1%

      III-C         Duke Energy Field
                      Services, Inc. ("Duke")      18.3%      19.6%       -
                    Cinergy Marketing Company
                      ("Cinergy")                  14.5%      23.2%       -
                    ONEOK Texas Energy
                      Resources ("ONEOK")          13.4%        -         -
                    ONEOK Field Services
                      Company ("ONEOK FSC")        13.3%      17.7%     14.8%
                    Enogex Services
                      Corporation                  11.5%        -         -
                    El Paso                          -          -       44.8%

      III-D         Cinergy                        19.1%      28.1%       -
                    ONEOK                          18.0%        -         -
                    Eaglwing                       16.2%      23.9%     22.0%
                    Duke                           14.1%      14.5%       -
                    ONEOK FSC                      10.8%      15.2%     12.7%
                    El Paso                          -          -       43.1%

      III-E         Eaglwing                       24.4%      36.1%     43.7%
                    Duke                           15.1%      13.7%     12.1%
                    Mountain Gas Resources,
                      Inc. ("Mountain")            13.5%        -         -
                    Sempra Energy Trading
                      Corp. ("Sempra")             11.6%        -         -
                    Hunt Crude Oil Supply
                      Company                      10.4%        -         -
                    El Paso                          -          -       14.1%

      III-F         Mountain                       23.1%      19.7%       -
                    Sempra                         19.8%        -         -
                    Eaglwing                       18.4%      15.4%     19.9%
                    Duke                           14.7%      17.3%     13.9%
                    El Paso                          -          -       35.3%


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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2004 and 2003 were as follows:

                               III-A Partnership
                               -----------------

                                                2004              2003
                                            -------------     -------------

   Proved properties                         $15,505,374       $16,012,281

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 14,743,570)     ( 15,164,288)
                                              ----------        ----------
         Net oil and gas
            properties                       $   761,804       $   847,993
                                              ==========        ==========

                               III-B Partnership
                               -----------------

                                                2004              2003
                                            -------------     -------------
   Proved properties                         $ 9,271,100       $ 9,598,596

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  8,868,932)     (  9,148,323)
                                              ----------        ----------
         Net oil and gas
            properties                       $   402,168       $   450,273
                                              ==========        ==========

                                III-C Partnership
                                -----------------

                                                2004              2003
                                            -------------     -------------
   Proved properties                         $18,190,059       $17,971,295

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 16,714,135)     ( 16,280,126)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,475,924       $ 1,691,169
                                              ==========        ==========


                               III-D Partnership
                               -----------------

                                                2004              2003
                                            -------------     -------------
   Proved properties                         $ 9,297,180       $11,173,482

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        (  8,708,019)     ( 10,229,920)
                                              ----------        ----------

         Net oil and gas
            properties                       $   589,161       $   943,562
                                              ==========        ==========

                               III-E Partnership
                               -----------------

                                                2004              2003
                                            -------------     -------------
   Proved properties                         $20,848,695       $33,870,262

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 18,906,641)     ( 29,865,948)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,942,054       $ 4,004,314
                                              ==========        ==========


                               III-F Partnership
                               -----------------

                                                2004              2003
                                            -------------     -------------
   Proved properties                         $13,873,444       $13,680,802

   Less accumulated
      depreciation,
      depletion, amorti-
      zation, and valua-
      tion allowance                        ( 12,145,513)     ( 11,985,120)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,727,931       $ 1,695,682
                                              ==========        ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2004, 2003, and 2002. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2004, 2003, and 2002 were as follows:

            Partnership        2004         2003(1)        2002
            -----------      --------     ----------     --------

               III-A         $ 78,142     $   53,311     $137,214
               III-B           52,376         32,726       63,540
               III-C          217,479         21,609      153,761
               III-D           27,306        209,710      170,676
               III-E          245,429      1,529,844      486,120
               III-F          188,433         16,762       89,261

            ----------------
            (1) Excludes the estimated asset retirement costs for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships of approximately $75,000, $51,000, $121,000, $74,000, $200,000, and $95,000, respectively, recorded as part of the FAS No. 143 implementation.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2004, 2003, and 2002 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   191,786        4,021,761
   Production                                   ( 54,340)      (  908,912)
   Sale of minerals in place                        -          (   63,629)
   Extensions and discoveries                      3,943           93,874
   Revision of previous
      estimates                                 ( 80,893)         723,606
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    60,496        3,866,700
   Production                                   ( 45,080)      (  516,905)
   Extensions and discoveries                         40            7,988
   Revision of previous
      estimates                                  123,755          681,695
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   139,211        4,039,478
   Production                                   ( 37,123)      (  460,303)
   Sale of minerals in place                    (     78)            -
   Extensions and discoveries                      1,037            3,108
   Revision of previous
      estimates                                   20,356          190,454
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   123,403        3,772,737
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                              55,311        3,815,412
                                                 =======        =========
   December 31, 2003                             134,026        3,989,058
                                                 =======        =========
   December 31, 2004                             118,462        3,722,768
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   134,902        1,851,831
   Production                                   ( 39,042)      (  486,057)
   Sale of minerals in place                        -          (   41,974)
   Extensions and discoveries                        974           27,991
   Revision of previous
      estimates                                 ( 50,150)         324,236
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                    46,684        1,676,027
   Production                                   ( 31,275)      (  243,753)
   Extensions and discoveries                         18            3,366
   Revision of previous
      estimates                                   72,212          242,200
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    87,639        1,677,840
   Production                                   ( 25,395)      (  190,781)
   Extensions and discoveries                        684            2,050
   Revision of previous
      estimates                                   11,766           67,962
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    74,694        1,557,071
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                              43,262        1,642,194
                                                 =======        =========
   December 31, 2003                              84,217        1,644,581
                                                 =======        =========
   December 31, 2004                              71,435        1,524,111
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                    85,153        5,132,032
   Production                                   ( 14,716)      (  817,975)
   Sale of minerals in place                    (    107)      (   13,589)
   Extensions and discoveries                     26,626          165,353
   Revision of previous
      estimates                                   13,960          462,792
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   110,916        4,928,613
   Production                                   ( 13,872)      (  668,059)
   Sale of minerals in place                    (     19)      (    1,572)
   Extensions and discoveries                          5            1,400
   Revision of previous
      estimates                                    2,689        1,088,723
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    99,719        5,349,105
   Production                                   (  9,551)      (  548,555)
   Sale of minerals in place                    (      6)            -
   Extensions and discoveries                          4           37,754
   Revision of previous
      estimates                                 (  8,492)      (  205,801)
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    81,674        4,632,503
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                             110,916        4,928,613
                                                 =======        =========
   December 31, 2003                              99,719        5,349,105
                                                 =======        =========
   December 31, 2004                              81,674        4,632,503
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   197,373        2,948,537
   Production                                   ( 25,279)      (  501,256)
   Sale of minerals in place                    (     90)      (   11,178)
   Extensions and discoveries                     64,310          111,613
   Revision of previous
      estimates                                 (    122)         119,822
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   236,192        2,667,538
   Production                                   ( 26,438)      (  387,346)
   Sale of minerals in place                    (     54)      (    4,885)
   Revision of previous
      estimates                                 ( 52,656)         377,307
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   157,044        2,652,614
   Production                                   (  8,411)      (  293,250)
   Sale of minerals in place                    ( 72,676)      (   14,536)
   Extensions and discoveries                       -               5,525
   Revision of previous
      estimates                                    5,116           59,608
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    81,073        2,409,961
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                             236,192        2,667,538
                                                 =======        =========
   December 31, 2003                             157,044        2,652,614
                                                 =======        =========
   December 31, 2004                              81,073        2,409,961
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 2001                   1,125,061       8,834,436
   Production                                   (  133,901)     (1,000,715)
   Extensions and discoveries                      301,037         138,157
   Revision of previous
      estimates                                 (   32,339)     (  717,619)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2002                   1,259,858       7,254,259
   Production                                   (  129,314)     (  854,720)
   Sale of minerals in place                    (      395)     (   34,850)
   Extensions and discoveries                           38           2,639
   Revision of previous
      estimates                                 (  455,263)        198,619
                                                 ---------       ---------

Proved reserves, Dec. 31, 2003                     674,924       6,565,947
   Production                                   (   22,653)     (  720,487)
   Sale of minerals in place                    (  518,676)     (  103,734)
   Extensions and discoveries                        1,189          11,923
   Revision of previous
      estimates                                     23,724         686,430
                                                 ---------       ---------

Proved reserves, Dec. 31, 2004                     158,508       6,440,079
                                                 =========       =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                             1,259,858       7,254,259
                                                 =========       =========
   December 31, 2003                               674,924       6,565,947
                                                 =========       =========
   December 31, 2004                               158,508       6,440,079
                                                 =========       =========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   214,415        4,615,852
   Production                                   ( 23,209)      (  503,895)
   Extensions and discoveries                        649          102,747
   Revision of previous
      estimates                                   33,017          449,598
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   224,872        4,664,302
   Production                                   ( 20,685)      (  412,842)
   Extensions and discoveries                         32            2,261
   Revision of previous
      estimates                                  156,069          228,662
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   360,288        4,482,383
   Production                                   ( 20,252)      (  408,746)
   Extensions and discoveries                      1,000           10,015
   Revision of previous
      estimates                                 ( 26,170)          57,073
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   314,866        4,140,725
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2002                             224,872        4,664,302
                                                 =======        =========
   December 31, 2003                             360,288        4,482,383
                                                 =======        =========
   December 31, 2004                             314,866        4,140,725
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2004 and 2003 are as follows:

                                III-A Partnership
                                -----------------

                                             2004
                        ----------------------------------------------
                          First      Second      Third        Fourth
                         Quarter     Quarter     Quarter      Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,006,298  $1,087,980  $1,026,563  $1,025,007
Gross Profit (1)           773,904     873,995     837,270     825,921
Net Income                 622,304     732,552     737,004     740,127
Limited Partners'
   Net Income
   Per Unit                   2.10        2.48        2.50        2.52


                                             2003
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,243,101  $1,051,904  $  945,570  $  804,532
Gross Profit (1)         1,051,081     860,462     728,524     568,523
Net Income                 910,872     748,079     613,717     433,295
Limited Partners'
   Net Income
   Per Unit                   3.09        2.54        2.08        1.45



------------------
(1) Total revenues less oil and gas production expenses.

                                III-B Partnership
                                -----------------


                                              2004
                        ---------------------------------------------
                          First       Second        Third    Fourth
                         Quarter      Quarter      Quarter   Quarter
                        --------     --------     --------  --------

Total Revenues          $489,830     $552,921     $546,524   $544,292
Gross Profit (1)         357,945      423,402      434,255    431,475
Net Income               269,151      338,410      380,123    386,039
Limited Partners'
   Net Income
   Per Unit                 1.61         2.05         2.32       2.37

                                              2003
                        ---------------------------------------------
                          First       Second        Third    Fourth
                         Quarter      Quarter      Quarter   Quarter
                        --------     --------     --------   --------

Total Revenues          $701,334     $572,233     $511,485   $425,481
Gross Profit (1)         581,555      478,698      388,569    252,480
Net Income               498,480      408,943      324,694    166,766
Limited Partners'
   Net Income
   Per Unit                 3.03         2.49         1.97        .98





--------------------
(1) Total revenues less oil and gas production expenses.

                                III-C Partnership
                                -----------------


                                             2004
                        ----------------------------------------------
                          First     Second        Third       Fourth
                         Quarter    Quarter      Quarter      Quarter
                        ----------  --------     --------     --------

Total Revenues          $  849,402  $880,487     $693,167     $915,866
Gross Profit (1)           659,593   682,348      483,784      653,335
Net Income                 528,360   545,890      218,968      452,084
Limited Partners'
   Net Income
   Per Unit                   1.92      1.99          .74         1.61

                                             2003
                        ----------------------------------------------
                          First     Second        Third       Fourth
                         Quarter    Quarter      Quarter      Quarter
                        ----------  --------     --------     --------

Total Revenues          $1,156,682  $964,974     $757,740     $743,563
Gross Profit (1)           917,916   740,580      598,071      498,117
Net Income                 798,685   609,714      477,634      373,696
Limited Partners'
   Net Income
   Per Unit                   2.92      2.23         1.74         1.35



--------------------
(1) Total revenues less oil and gas production expenses.

                                III-D Partnership
                                -----------------

                                                     2004
                              -------------------------------------------------
                                First       Second         Third       Fourth
                               Quarter      Quarter       Quarter      Quarter
                              --------     --------      --------    ----------

Total Revenues                $504,384     $490,233      $398,216     $505,249
Gross Profit (1)               389,210      416,192       254,565      343,762
Income from Continuing
   Operations                  323,806      326,554       201,445      284,553
Income(Loss) from Dis-
   continued Operations          2,288     ( 12,922)     ( 67,866)   (   7,627)
Net Income                     326,094      313,632       133,579      276,926
Limited Partners'
   Net Income
   Per Unit                       2.22         2.13           .91         1.89


                                                     2003
                              --------------------------------------------------
                                First      Second         Third        Fourth
                              Quarter(2)  Quarter(2)    Quarter(2)   Quarter(2)
                              ----------  ----------   ----------    ----------

Total Revenues                $750,318    $593,760      $339,690      $444,252
Gross Profit (1)               611,029     451,983       249,158       287,420
Income from Continuing
   Operations                  547,833     377,691       189,387       220,267
Income from Discontinued
   Operations                   37,716       8,063        24,823        40,754
Net Income                     588,424     385,754       214,210       261,021
Limited Partners'
   Net Income
   Per Unit                       4.03        2.63          1.45          1.77

----------------------

(1)   Total revenues less oil and gas production expenses.
(2) Quarterly and prior year amounts have been restated to reflect the sale of the Jay Field as a discontinued operation, as described in Note 6 to the financial statements of the Partnership.

                                III-E Partnership
                                -----------------


                                                   2004
                           ---------------------------------------------------
                             First        Second        Third       Fourth
                            Quarter       Quarter      Quarter      Quarter
                           ----------  -----------  -----------  ------------

Total Revenues             $1,137,562   $1,133,811   $1,107,254    $1,265,763
Gross Profit (1)              826,371      836,552      790,858       830,978
Income from Continuing
   Operations                 668,551      668,873      603,665       658,458
Income (Loss) from Dis-
   continued Operations        17,093  (    77,220) (   484,339)  (    54,422)
Net Income                    685,644      591,653      119,326       604,036
Limited Partners'
   Net Income
   Per Unit                      1.46         1.27          .24          1.29


                                                 2003
                           --------------------------------------------------
                             First       Second        Third         Fourth
                           Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                           ----------   ----------   ----------    ----------

Total Revenues             $1,314,447   $1,229,908   $  964,200    $1,046,075
Gross Profit (1)              949,817      923,191      649,143       706,684
Income form Continuing
   Operations                 729,298      760,660      484,379       545,390
Income from Discontinued
   Operations                 268,614       65,108      166,374       285,360
Net Income                  1,000,637      825,768      650,753       830,750
Limited Partners'
   Net Income
   Per Unit                      2.13         1.76         1.38          1.76

----------------------------
(1)   Total revenues less oil and gas production expenses.
(2) Quarterly and prior year amounts have been restated to reflect the sale of the Jay Field as a discontinued operation, as described in Note 6 to the financial statements of the Partnership.

                                III-F Partnership
                                -----------------


                                                 2004
                        ---------------------------------------------------
                          First        Second        Third         Fourth
                         Quarter       Quarter       Quarter       Quarter
                        --------      --------      --------      ---------

Total Revenues          $646,107      $709,781      $753,476      $836,209
Gross Profit (1)         467,124       539,008       569,315       643,439
Net Income               372,506       430,873       452,317       534,526
Limited Partners'
   Net Income
   Per Unit                 1.59          1.85          1.93          2.28


                                                 2003
                        --------------------------------------------------
                          First        Second        Third         Fourth
                         Quarter       Quarter       Quarter       Quarter
                        --------      --------      --------      --------

Total Revenues          $745,823      $640,388      $533,224      $562,638
Gross Profit (1)         546,974       453,186       351,566       375,845
Net Income               370,704       352,442       244,964       279,322
Limited Partners'
   Net Income
   Per Unit                 1.57         1.51           1.04          1.19



-----------------------
(1) Total revenues less oil and gas production expenses.

6. DISCONTINUED OPERATIONS

      On May 12, 2004 the III-D and III-E Partnerships sold all of their interests in the Jay-Little Escambia Creek Field located in Santa Rosa County, Florida (the "Jay Field") at a public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E
Partnerships. Accordingly, current year results of the Jay Field segment have been classified as discontinued, and prior periods have been restated.

      Results from discontinued operations are as follows:

                                III-D Partnership
                                -----------------

                                    2004            2003           2002
                                ------------    ------------   ------------

Oil and gas sales                $  149,996      $  399,182     $  353,220
Lease operating                 (   233,768)    (   231,165)   (   294,962)
Production tax                  (     9,905)    (    31,178)   (    25,846)
Depreciation, depletion,
  and amortization of
  oil and gas properties        (     2,818)    (    25,483)   (    10,035)
                                  ---------       ---------      ---------
Income (loss) from
  discontinued operations       ($   96,495)     $  111,356     $   22,377
                                  =========       =========      =========

                                III-E Partnership
                                -----------------

                                    2004            2003           2002
                                ------------    ------------   ------------

Oil and gas sales                $1,070,623      $2,848,673     $2,516,918
Lease operating                 ( 1,668,335)    ( 1,649,756)   ( 2,105,562)
Production tax                  (    70,698)    (   222,493)   (   184,209)
Depreciation, depletion,
  and amortization of
  oil and gas properties        (    19,235)    (   190,968)   (    78,103)
                                  ---------       ---------      ---------
Income (loss) from
  discontinued operations       ($  687,645)     $  785,456     $  149,044
                                  =========       =========      =========

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

4.10 Seventh Amendment to Agreement of Limited Partnership dated November 17, 2003, for the Geodyne Energy Income Limited Partnership III-A filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

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

 4.30 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

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

*4.40 Seventh Amendment to Agreement of Limited Partnership dated August 18, 2004 for the Geodyne Energy Income Limited Partnership III-D.

 4.41 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.43 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.44 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.45 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.47 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.49 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

*4.50       Seventh  Amendment  to  Agreement  of  Limited  Partnership  for the
            Geodyne  Energy Income  Limited  Partnership  III-E dated August 18,
            2004.

 4.51 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.53 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.54 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.55 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.58 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

*4.60 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 7, 2005.

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