Form 10-Q
period 2005-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2005-05-13
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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
                        Yes    X                No
                            ------                   ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                   ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              March 31,        December 31,
                                                2005               2004
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  970,093        $1,038,719
   Accounts receivable:
      Oil and gas sales                          598,773           588,829
                                              ----------        ----------
        Total current assets                  $1,568,866        $1,627,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 744,739           761,804

DEFERRED CHARGE                                  187,958           187,958
                                              ----------        ----------
                                              $2,501,563        $2,577,310
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  209,772        $   84,554
   Gas imbalance payable                          26,709            26,709
   Asset retirement obligation -
      current (Note 1)                             6,589            18,336
                                              ----------        ----------
        Total current liabilities             $  243,070        $  129,599

LONG-TERM LIABILITIES:
   Accrued liability                          $   28,718        $   28,718
   Asset retirement obligation
      (Note 1)                                   109,516            96,619
                                              ----------        ----------
        Total long-term liabilities           $  138,234        $  125,337

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  108,498)      ($   88,506)
   Limited Partners, issued and
      outstanding, 263,976 units               2,228,757         2,410,880
                                              ----------        ----------
        Total Partners' capital               $2,120,259        $2,322,374
                                              ----------        ----------
                                              $2,501,563        $2,577,310
                                              ==========        ==========
            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,033,696        $1,004,030
   Interest income                                 3,881               869
   Gain on sale of oil and gas
      properties                                       -             1,399
                                              ----------        ----------
                                              $1,037,577        $1,006,298

COSTS AND EXPENSES:
   Lease operating                            $  263,228        $  146,641
   Production tax                                 99,120            85,753
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  23,989            72,031
   General and administrative
      (Note 2)                                    94,964            79,569
                                              ----------        ----------
                                              $  481,301        $  383,994
                                              ----------        ----------

NET INCOME                                    $  556,276        $  622,304
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   57,399        $   68,626
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  498,877        $  553,678
                                              ==========        ==========
NET INCOME per unit                           $     1.89        $     2.10
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005            2004
                                              ------------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $  556,276       $622,304
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 23,989         72,031
      Gain on sale of oil and gas
        properties                                      -      (   1,399)
      Settlement of asset retirement
        obligation                                      -      (     165)
      Increase in accounts receivable -
        oil and gas sales                     (     9,944)     (  60,269)
      Increase in accounts payable                129,599         15,760
                                               ----------       --------
Net cash provided by operating
   activities                                  $  699,920       $648,262
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   10,155)     ($ 24,164)
   Proceeds from sale of oil and gas
      properties                                        -          1,367
                                               ----------       --------
Net cash used by investing activities         ($   10,155)     ($ 22,797)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  758,391)     ($533,629)
                                               ----------       --------
Net cash used by financing activities         ($  758,391)     ($533,629)
                                               ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   68,626)      $ 91,836

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,038,719        804,593
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  970,093       $896,429
                                               ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  474,508        $  556,249
   Accounts receivable:
      Oil and gas sales                          317,218           300,554
                                              ----------        ----------
        Total current assets                  $  791,726        $  856,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 393,920           402,168

DEFERRED CHARGE                                  120,451           120,451
                                              ----------        ----------
                                              $1,306,097        $1,379,422
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  137,363        $   55,739
   Gas imbalance payable                          14,760            14,760
   Asset retirement obligation -
      current (Note 1)                            26,223            31,869
                                              ----------        ----------
        Total current liabilities             $  178,346        $  102,368

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,828        $    9,828
   Asset retirement obligation
      (Note 1)                                    54,416            47,996
                                              ----------        ----------
        Total long-term liabilities           $   64,244        $   57,824

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   78,173)      ($   58,429)
   Limited Partners, issued and
      outstanding, 138,336 units               1,141,680         1,277,659
                                              ----------        ----------
        Total Partners' capital               $1,063,507        $1,219,230
                                              ----------        ----------
                                              $1,306,097        $1,379,422
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $525,153          $489,401
   Interest income                                 1,992               429
                                                --------          --------
                                                $527,145          $489,830

COSTS AND EXPENSES:
   Lease operating                              $161,378          $ 87,212
   Production tax                                 55,862            44,673
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,530            44,677
   General and administrative
      (Note 2)                                    60,250            44,117
                                                --------          --------
                                                $282,020          $220,679
                                                --------          --------

NET INCOME                                      $245,125          $269,151
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 37,104          $ 46,563
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $208,021          $222,588
                                                ========          ========
NET INCOME per unit                             $   1.50          $   1.61
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $245,125        $269,151
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,530          44,677
      Settlement of asset retirement
        obligation                                     -       (     109)
      Increase in accounts receivable -
        oil and gas sales                      (  16,664)      (  31,075)
      Increase in accounts payable                83,971           3,581
                                                --------        --------
Net cash provided by operating
   activities                                   $316,962        $286,225
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    328)      ($ 15,959)
   Proceeds from sale of oil and gas
      properties                                   2,473               -
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $  2,145       ($ 15,959)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($400,848)      ($268,483)
                                                --------        --------
Net cash used by financing activities          ($400,848)      ($268,483)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 81,741)       $  1,783

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           556,249         417,271
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $474,508        $419,054
                                                ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  868,902        $  682,792
   Accounts receivable:
      Oil and gas sales                          628,486           583,009
                                              ----------        ----------
        Total current assets                  $1,497,388        $1,265,801

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,475,532         1,475,924

DEFERRED CHARGE                                   48,684            48,684
                                              ----------        ----------
                                              $3,021,604        $2,790,409
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  163,968        $  123,591
   Gas imbalance payable                          83,181            83,181
   Asset retirement obligation -
      current (Note 1)                            27,005            38,950
                                              ----------        ----------
        Total current liabilities             $  274,154        $  245,722

LONG-TERM LIABILITIES:
   Accrued liability                          $  170,532        $  170,532
   Asset retirement obligation
      (Note 1)                                   180,831           165,722
                                              ----------        ----------
        Total long-term liabilities           $  351,363        $  336,254

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  148,360)      ($  136,932)
   Limited Partners, issued and
      outstanding, 244,536 units               2,544,447         2,345,365
                                              ----------        ----------
        Total Partners' capital               $2,396,087        $2,208,433
                                              ----------        ----------
                                              $3,021,604        $2,790,409
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $954,505          $848,497
   Interest income                               2,423               765
   Gain on sale of oil and gas
      properties                                     -               140
   Other income                                  1,741                 -
                                              --------          --------
                                              $958,669          $849,402

COSTS AND EXPENSES:
   Lease operating                            $156,333          $130,017
   Production tax                               64,819            59,792
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                52,036            57,225
   General and administrative
      (Note 2)                                  89,518            74,008
                                              --------          --------
                                              $362,706          $321,042
                                              --------          --------

NET INCOME                                    $595,963          $528,360
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 63,881          $ 57,910
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $532,082          $470,450
                                              ========          ========
NET INCOME per unit                           $   2.18          $   1.92
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========













            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                   2005           2004
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $595,963       $528,360
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 52,036         57,225
      Gain on sale of oil and gas
        properties                                      -      (     140)
      Increase in accounts receivable -
        oil and gas sales                       (  45,477)     (  60,321)
      Increase in accounts payable                 30,654          2,969
                                                 --------       --------
Net cash provided by operating
   activities                                    $633,176       $528,093
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 38,757)     ($ 13,817)
   Proceeds from sale of oil and gas
      properties                                        -            140
                                                 --------       --------
Net cash used by investing activities           ($ 38,757)     ($ 13,677)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($408,309)     ($487,125)
                                                 --------       --------
Net cash used by financing activities           ($408,309)     ($487,125)
                                                 --------       --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $186,110       $ 27,291

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            682,792        711,441
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $868,902       $738,732
                                                 ========       ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  483,763        $  432,834
   Accounts receivable:
      Oil and gas sales                          368,491           340,185
                                              ----------        ----------
        Total current assets                  $  852,254        $  773,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 581,148           589,161

DEFERRED CHARGE                                    8,429             8,429
                                              ----------        ----------
                                              $1,441,831        $1,370,609
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   85,393        $  131,321
   Gas imbalance payable                          41,607            41,607
   Asset retirement obligation -
      current (Note 1)                             3,814            11,975
                                              ----------        ----------
        Total current liabilities             $  130,814        $  184,903

LONG-TERM LIABILITIES:
   Accrued liability                          $  191,685        $  191,685
   Asset retirement obligation
      (Note 1)                                   106,617            97,207
                                              ----------        ----------
        Total long-term liabilities           $  298,302        $  288,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,007)      ($   55,158)
   Limited Partners, issued and
      outstanding, 131,008 units               1,071,722           951,972
                                              ----------        ----------
        Total Partners' capital               $1,012,715        $  896,814
                                              ----------        ----------
                                              $1,441,831        $1,370,609
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                               ----------       --------

REVENUES:
   Oil and gas sales                            $535,061        $503,917
   Interest income                                 1,397             448
   Gain on sale of oil and gas
      properties                                       -              19
   Other income                                      249               -
                                                --------        --------
                                                $536,707        $504,384

COSTS AND EXPENSES:
   Lease operating                              $ 88,145        $ 79,102
   Production tax                                 36,578          36,072
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  17,037          23,436
   General and administrative
      (Note 2)                                    58,146          41,968
                                                --------        --------
                                                $199,906        $180,578
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $336,801        $323,806

   Income from discontinued
      operations (Note 3)                              -           2,288
                                                --------        --------

NET INCOME                                      $336,801        $326,094
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 35,051        $ 34,927
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $301,750        $291,167
                                                ========        ========
NET INCOME per unit                             $   2.30        $   2.22
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========










            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005            2004
                                               ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $336,801        $326,094
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                17,037          26,254
      Gain on sale of oil and gas
        properties                                     -       (      19)
      Increase in accounts receivable
        - oil and gas sales                    (  28,306)      (  51,055)
      Increase (decrease) in accounts
        payable                                (  48,893)         35,335
                                                --------        --------
Net cash provided by operating
   activities                                   $276,639        $336,609
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,810)      ($  3,458)
                                                --------        --------
Net cash used by investing activities          ($  4,810)      ($  3,458)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($220,900)      ($315,134)
                                                --------        --------
Net cash used by financing activities          ($220,900)      ($315,134)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 50,929        $ 18,017

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           432,834         438,562
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $483,763        $456,579
                                                ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,       December 31,
                                                  2005              2004
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,345,136       $1,413,497
   Accounts receivable:
      Oil and gas sales                            761,485          849,754
                                                ----------       ----------
        Total current assets                    $2,106,621       $2,263,251

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,902,439        1,942,054

DEFERRED CHARGE                                     48,978           48,978
                                                ----------       ----------
                                                $4,058,038       $4,254,283
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  259,209       $  768,152
   Gas imbalance payable                             5,643            5,643
   Asset retirement obligation -
      current (Note 1)                              15,403           28,411
                                                ----------       ----------
        Total current liabilities               $  280,255       $  802,206

LONG-TERM LIABILITIES:
   Accrued liability                            $  301,594       $  301,594
   Asset retirement obligation
      (Note 1)                                     203,840          188,764
                                                ----------       ----------
        Total long-term liabilities             $  505,434       $  490,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  272,807)     ($  316,058)
   Limited Partners, issued and
      outstanding, 418,266 units                 3,545,156        3,277,777
                                                ----------       ----------
        Total Partners' capital                 $3,272,349       $2,961,719
                                                ----------       ----------
                                                $4,058,038       $4,254,283
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,216,684        $1,136,092
   Interest income                                 4,549             1,470
                                              ----------        ----------
                                              $1,221,233        $1,137,562

COSTS AND EXPENSES:
   Lease operating                            $  274,873        $  234,805
   Production tax                                 84,095            76,386
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  43,786            34,788
   General and administrative
      (Note 2)                                   137,518           123,032
                                              ----------        ----------
                                              $  540,272        $  469,011
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $  680,961        $  668,551

   Income from discontinued
      operations (Note 3)                              -            17,093
                                              ----------        ----------

NET INCOME                                    $  680,961        $  685,644
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   71,582        $   73,279
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  609,379        $  612,365
                                              ==========        ==========
NET INCOME per unit                           $     1.46        $     1.46
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========










            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  680,961      $  685,644
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  43,786          54,023
      (Increase) decrease in accounts
        receivable - oil and gas sales              88,269     (   172,373)
      Increase (decrease) in accounts
        payable                                (   500,577)        179,593
                                                ----------      ----------
Net cash provided by operating
   activities                                   $  312,439      $  746,887
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   10,469)    ($   10,484)
                                                ----------      ----------
Net cash used by investing activities          ($   10,469)    ($   10,484)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  370,331)    ($  935,831)
                                                ----------      ----------
Net cash used by financing activities          ($  370,331)    ($  935,831)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   68,361)    ($  199,428)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,413,497       1,513,224
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,345,136      $1,313,796
                                                ==========      ==========









            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  782,892       $  696,460
   Accounts receivable:
      Oil and gas sales                           562,327          548,005
                                               ----------       ----------
        Total current assets                   $1,345,219       $1,244,465

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,694,397        1,727,931

DEFERRED CHARGE                                    21,947           21,947
                                               ----------       ----------
                                               $3,061,563       $2,994,343
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  114,666       $   92,446
   Gas imbalance payable                            4,721            4,721
   Asset retirement obligation -
      current (Note 1)                              6,024            8,552
                                               ----------       ----------
        Total current liabilities              $  125,411       $  105,719

LONG-TERM LIABILITIES:
   Accrued liability                           $  105,877       $  105,877
   Asset retirement obligation
      (Note 1)                                    145,873          141,647
                                               ----------       ----------
        Total long-term liabilities            $  251,750       $  247,524

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  143,070)     ($  142,055)
   Limited Partners, issued and
      outstanding, 221,484 units                2,827,472        2,783,155
                                               ----------       ----------
        Total Partners' capital                $2,684,402       $2,641,100
                                               ----------       ----------
                                               $3,061,563       $2,994,343
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)



                                                 2005             2004
                                               --------         --------

REVENUES:
   Oil and gas sales                           $819,952         $645,565
   Interest income                                2,585              542
                                               --------         --------
                                               $822,537         $646,107

COSTS AND EXPENSES:
   Lease operating                             $163,857         $144,713
   Production tax                                43,993           34,270
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 37,151           26,972
   General and administrative
      (Note 2)                                   83,143           67,646
                                               --------         --------
                                               $328,144         $273,601
                                               --------         --------

NET INCOME                                     $494,393         $372,506
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 26,076         $ 19,677
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $468,317         $352,829
                                               ========         ========
NET INCOME per unit                            $   2.11         $   1.59
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========















            The accompanying condensed notes are an integral part of
                           these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                   2005             2004
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $494,393         $372,506
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 37,151           26,972
      Increase in accounts receivable
        - oil and gas sales                     (  14,322)       (  46,830)
      Increase (decrease) in accounts
        payable                                    28,213        (  14,171)
                                                 --------         --------
Net cash provided by operating
   activities                                    $545,435         $338,477
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  7,912)        $      -
   Proceeds from the sale of oil
      and gas properties                                -              138
                                                 --------         --------
Net cash provided (used) by investing
   activities                                   ($  7,912)        $    138
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($451,091)       ($315,209)
                                                 --------         --------
Net cash used by financing activities           ($451,091)       ($315,209)
                                                 --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 86,432         $ 23,406

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            696,460          521,918
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $782,892         $545,324
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2005, statements of operations for the three months ended March 31, 2005 and 2004, and statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2005, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $3,000, $1,000, $3,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2005 and 2004 are as shown below.


                                III-A Partnership
                                -----------------


                                             Three months      Three months
                                                 Ended             Ended
                                               3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,955          $114,993
      Settlements and disposals                        -         (   4,865)
      Accretion expense                            1,150               948
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $116,105          $111,076
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,589          $ 12,314
      Asset Retirement Obligation -
         Long-Term                               109,516            98,762

                                III-B Partnership
                                -----------------


                                             Three months      Three months
                                                 Ended             Ended
                                               3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 79,865          $ 83,211
      Settlements and disposals                        -         (   3,209)
      Accretion expense                              774               670
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 80,639          $ 80,672
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 26,223          $ 27,865
      Asset Retirement Obligation -
         Long-Term                                54,416            52,807



                                III-C Partnership
                                -----------------


                                             Three months      Three months
                                                 Ended             Ended
                                               3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,672          $194,453
      Additions and revisions                      1,069             1,022
      Accretion expense                            2,095             1,726
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $207,836          $197,201
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 27,005          $ 32,237
      Asset Retirement Obligation -
         Long-Term                               180,831           164,964

                                III-D Partnership
                                -----------------


                                             Three months      Three months
                                                 Ended             Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $109,182        $  314,031
      Additions and revisions                        155               146
      Accretion expense                            1,094             3,672
      Discontinued operations                          -       (   212,827)
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $110,431        $  105,022
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $  3,814        $    9,829
      Asset Retirement Obligation -
         Long-Term                               106,617            95,193



                                III-E Partnership
                                -----------------


                                             Three months      Three months
                                                Ended             Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $217,175        $1,768,863
      Accretion expense                            2,068            20,844
      Discontinued operations                          -       ( 1,573,603)
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $219,243        $  216,104
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $ 15,403        $   18,205
      Asset Retirement Obligation -
         Long-Term                               203,840           197,899

                                III-F Partnership
                                -----------------


                                             Three months      Three months
                                                Ended             Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $150,199          $142,977
      Accretion expense                            1,698             1,543
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $151,897          $144,520
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,024          $  4,466
      Asset Retirement Obligation -
         Long-Term                               145,873           140,054



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $25,496                $ 69,468
               III-B                  23,845                  36,405
               III-C                  25,165                  64,353
               III-D                  23,670                  34,476
               III-E                  27,448                 110,070
               III-F                  24,859                  58,284

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

3.    DISCONTINUED OPERATIONS
      -----------------------

      On May 12, 2004 the III-D and III-E Partnerships sold all of their interest in the Jay Field located in Santa Rosa County, Florida at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships. Accordingly, prior year results of the Jay Field segment have been classified as discontinued.

      Results from discontinued operations for the three months ended March 31, 2004 were as follows:

                                                 III-D            III-E
                                             Partnership       Partnership
                                             ------------      ------------

      Oil and gas sales                         $127,438          $909,368
      Lease operating                          ( 114,158)        ( 814,709)
      Production tax                           (   8,174)        (  58,331)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,818)        (  19,235)
                                                --------          --------
      Income from discontinued
         operations                             $  2,288          $ 17,093
                                                ========          ========

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


DISCONTINUED OPERATIONS
-----------------------

      The III-D and III-E Partnerships owned working interests in the Jay Field located in Santa Rosa County, Florida. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by ExxonMobil. The injection process leads to very high operating costs. As a result, changes in oil (in particular) and natural gas prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2004 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well significantly exceeded the operator's original cost estimates. The operator notified the working interest owners that additional costs would be incurred in order to plug several wells. As a result of these costs, cash flow from this property had been reduced and at times had been negative. This property is very sensitive to changes in oil prices and production volumes.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their third extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

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

      The General Partner has not determined whether it will further extend the terms of any Partnership.


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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              123,403       3,772,737
         Production                              (  8,034)     (  108,487)
         Extensions and discoveries                   774          12,699
         Revisions of previous
            estimates                               3,094          69,293
                                                  -------       ---------

      Proved reserves, March 31, 2005             119,237       3,746,242
                                                  =======       =========

                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              74,694        1,557,071
         Production                              ( 5,398)      (   44,794)
         Extensions and discoveries                  502            6,191
         Revisions of previous
            estimates                              2,659           27,821
                                                  ------        ---------

      Proved reserves, March 31, 2005             72,457        1,546,289
                                                  ======        =========


                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,674        4,632,503
         Production                              ( 2,469)      (  134,206)
         Extensions and discoveries                   39           55,001
         Revisions of previous
            estimates                              7,915          102,271
                                                  ------        ---------

      Proved reserves, March 31, 2005             87,159        4,655,569
                                                  ======        =========



                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,073        2,409,961
         Production                              ( 2,399)      (   76,715)
         Extensions and discoveries                    4            7,610
         Revisions of previous
            estimates                              6,793           54,632
                                                  ------        ---------

      Proved reserves, March 31, 2005             85,471        2,395,488
                                                  ======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2004             158,508        6,440,079
         Production                             (  6,185)      (  172,223)
         Extensions and discoveries                   11            2,322
         Revisions of previous
            estimates                              6,975           59,406
                                                 -------        ---------

      Proved reserves, March 31, 2005            159,309        6,329,584
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             314,866        4,140,725
         Production                             (  5,389)      (  100,250)
         Extensions and discoveries                    9            1,950
         Revisions of previous
            estimates                              6,292            3,196
                                                 -------        ---------

      Proved reserves, March 31, 2005            315,778        4,045,621
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2005 will actually be realized for such production.

                                    Net Present Value of Reserves
                            -------------------------------------------
      Partnership                       3/31/05               12/31/04
      -----------                     -----------           -----------
        III-A                         $14,546,731           $12,009,256
        III-B                           6,764,144             5,576,342
        III-C                          14,227,089            11,292,927
        III-D                           7,969,895             6,265,244
        III-E                          21,237,057            17,294,504
        III-F                          16,358,502            13,190,015

                                     Oil and Gas Prices
                            -------------------------------------------
        Pricing                         3/31/05               12/31/04
      -----------                     -----------           -----------
      Oil (Bbl)                       $     55.31            $    43.36
      Gas (Mcf)                              7.17                  6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,033,696       $1,004,030
      Oil and gas production expenses           $  362,348       $  232,394
      Barrels produced                               8,034           10,018
      Mcf produced                                 108,487          126,475
      Average price/Bbl                         $    45.38       $    33.64
      Average price/Mcf                         $     6.17       $     5.27

      As shown in the table above, total oil and gas sales increased $29,666 (3.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $94,000 and $97,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $66,000 and $95,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,984 barrels and 17,988 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems, and (iii) normal declines in production. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $129,954 (55.9%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) an increase in salt water disposal expenses incurred on several wells during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 35.1% for the three months ended March 31, 2005 from 23.1% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $48,042 (66.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended March 31, 2005 from 7.2% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,395 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 9.2% for the three months ended March 31, 2005 from 7.9% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $39,577,701  or  149.93%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                 Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------       ---------
      Oil and gas sales                           $525,153        $489,401
      Oil and gas production expenses             $217,240        $131,885
      Barrels produced                               5,398           7,027
      Mcf produced                                  44,794          47,281
      Average price/Bbl                           $  45.58        $  33.32
      Average price/Mcf                           $   6.23        $   5.40

      As shown in the table above, total oil and gas sales increased $35,752 (7.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $66,000 and $37,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $54,000 and $13,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,629 barrels and 2,487 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $85,355 (64.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) an increase in salt water disposal expenses incurred on several wells during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 41.4% for the three months ended March 31, 2005 from 26.9% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $40,147 (89.9%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) a refund of drilling costs on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 0.9% for the three months ended March 31, 2005 from 9.1% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $16,133 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 11.5% for the three months ended March 31, 2005 from 9.0% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $22,176,353  or  160.31%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------        --------
      Oil and gas sales                          $954,505         $848,497
      Oil and gas production expenses            $221,152         $189,809
      Barrels produced                              2,469            2,855
      Mcf produced                                134,206          156,564
      Average price/Bbl                          $  46.83         $  32.66
      Average price/Mcf                          $   6.25         $   4.82

      As shown in the table above, total oil and gas sales increased $106,008 (12.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $35,000 and $192,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $13,000 and $108,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 386 barrels and 22,358 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,343 (16.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 23.2% for the three months ended March 31, 2005 from 22.4% for the three months ended March 31, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,189 (9.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) an increase in depletable oil and gas properties during 2004 primarily due to the developmental drilling of one significant well and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to the developmental drilling of two other significant wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 5.5% for the three months ended March 31, 2005 from 6.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,510 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 9.4% for the three months ended March 31, 2005 from 8.7% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $29,726,795  or  121.56%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005              2004
                                                ---------         ---------
      Oil and gas sales                         $535,061           $503,917
      Oil and gas production expenses           $124,723           $115,174
      Barrels produced                             2,399              2,273
      Mcf produced                                76,715             89,584
      Average price/Bbl                         $  45.62           $  32.04
      Average price/Mcf                         $   5.55           $   4.81

      These results of operations do not include the discontinued operation discussed in Note 3 to the financial statements included in PART I, ITEM 1 "Financial Statements" of theis Quarterly Report on Form 10-Q.

      As shown in the table above, total oil and gas sales increased $31,144 (6.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $33,000 and $56,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $4,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $62,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 126 barrels, while volumes of gas sold decreased 12,869 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of oil sold was primarily due to an increase in production on one significant well following the successful workover of that well during late 2004. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,549 (8.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 23.3% for the three months ended March 31, 2005 from 22.9% for the three months ended March 31, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,399 (27.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in depletable oil and gas properties during 2004 primarily due to the developmental drilling of one significant well. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to the developmental drilling of another significant well during the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 3.2% for the three months ended March 31, 2005 from 4.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $16,178 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 10.9% for the three months ended March 31, 2005 from 8.3% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $16,607,669  or  126.77%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,216,684       $1,136,092
      Oil and gas production expenses           $  358,968       $  311,191
      Barrels produced                               6,185            7,433
      Mcf produced                                 172,223          181,161
      Average price/Bbl                         $    43.51       $    30.68
      Average price/Mcf                         $     5.50       $     5.01

      These results of operations do not include the discontinued operation discussed in Note 3 to the financial statements included in PART I, ITEM 1 "Financial Statements" of theis Quarterly Report on Form 10-Q.

      As shown in the table above, total oil and gas sales increased $80,592 (7.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $79,000 and $85,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $38,000 and $45,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,248 barrels and 8,938 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $47,777 (15.4%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments made by the operator on two significant wells during the three months ended March 31, 2005, and (iii) an increase in compression expenses incurred on two significant wells during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 29.5% for the three months ended March 31, 2005 from 27.4% for the three months ended March 31, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,998 (25.9%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) the receipt of equipment credits on one fully depleted well during the three months ended March 31, 2004 and (ii) downward revisions in the estimates of remaining gas reserves on two significant wells since March 31, 2004. As a percentage of oil and gas sales, this expense increased to 3.6% for the three months ended March 31, 2005 from 3.1% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $14,486 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 11.3% for the three months ended March 31, 2005 from 10.8% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $49,637,016  or  118.67%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                           $819,952        $645,565
      Oil and gas production expenses             $207,850        $178,983
      Barrels produced                               5,389           4,927
      Mcf produced                                 100,250          98,635
      Average price/Bbl                           $  46.66        $  32.16
      Average price/Mcf                           $   5.67        $   4.94

      As shown in the table above, total oil and gas sales increased $174,387 (27.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $78,000 and $73,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 462 barrels and 1,615 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of oil sold was primarily due to (i) an increase in production on several wells within one unit following the successful workovers of those wells during early 2004 and (ii) an increase in production on another significant well following successful repairs made during mid 2004. The increase in volumes of gas sold was primarily due to an increase in production on one significant well following the successful recompletion of that well during late 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $28,867 (16.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments made by the operator on two significant wells during the three months ended March 31, 2005, and (iii) workover expenses incurred on several wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the three months ended March 31, 2005 from 27.7% for the three months ended March 31, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,179 (37.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) the receipt of equipment credits on one fully depleted well during the three months ended March 31, 2004 and (ii) downward revisions in the estimates of remaining gas reserves on two significant wells since March 31, 2004. As a percentage of oil and gas sales, this expense increased to 4.5% for the three months ended March 31, 2005 from 4.2% for the three months ended March 31, 2004.

      General and administrative expenses increased $15,497 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the three months ended March 31, 2005 from 10.5% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $20,096,904  or  90.74%  of  Limited   Partners'  capital
      contributions.

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


ITEM 1.  LEGAL PROCEEDINGS

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

                             Partnership    Amount
                             ------------ ----------

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

      On January 14, 2005 the trial court issued a letter certifying this lawsuit as a class action and denying Samson's motion for summary judgment. On May 4, 2005 the trial court issued a subsequent letter clarifying its prior decision. However, as of the date of this Quarterly Report the trial court has not issued an Order certifying the class or denying Samson's motion for Summary Judgment. The General Partner anticipates receipt of this Order in the near future and intends to immediately seek a review of these decisions by the Wyoming Supreme Court.


ITEM 6.   EXHIBITS

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2005                 By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2005                 By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-A.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-B.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.6 ertification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-C.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-D.

31.9 Certification by Dennis R. Neillrequired by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership III-E.

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