Form 10-Q
period 2005-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2005-08-12
CIK 860745, 873739, 872121, 870229, 863837, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  966,468        $1,038,719
   Accounts receivable:
      Oil and gas sales                          684,827           588,829
                                              ----------        ----------
        Total current assets                  $1,651,295        $1,627,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 723,266           761,804

DEFERRED CHARGE                                  191,686           187,958
                                              ----------        ----------
                                              $2,566,247        $2,577,310
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   89,990        $   84,554
   Gas imbalance payable                          23,073            26,709
   Asset retirement obligation -
      current (Note 1)                             3,614            18,336
                                              ----------        ----------
        Total current liabilities             $  116,677        $  129,599

LONG-TERM LIABILITIES:
   Accrued liability                          $   24,784        $   28,718
   Asset retirement obligation
      (Note 1)                                   113,642            96,619
                                              ----------        ----------
        Total long-term liabilities           $  138,426        $  125,337

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   81,236)      ($   88,506)
   Limited Partners, issued and
      outstanding, 263,976 units               2,392,380         2,410,880
                                              ----------        ----------
        Total Partners' capital               $2,311,144        $2,322,374
                                              ----------        ----------
                                              $2,566,247        $2,577,310
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,136,402        $1,086,658
   Interest income                                 4,109             1,322
                                              ----------        ----------
                                              $1,140,511        $1,087,980

COSTS AND EXPENSES:
   Lease operating                            $  115,266        $  124,234
   Production tax                                 98,708            89,751
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,819            52,838
   General and administrative
      (Note 2)                                    73,423            88,605
                                              ----------        ----------
                                              $  310,216        $  355,428
                                              ----------        ----------

NET INCOME                                    $  830,295        $  732,552
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   84,672        $   77,879
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  745,623        $  654,673
                                              ==========        ==========
NET INCOME per unit                           $     2.82        $     2.48
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,170,098        $2,090,688
   Interest income                                 7,990             2,191
   Gain on sale of oil and gas
      properties                                       -             1,399
                                              ----------        ----------
                                              $2,178,088        $2,094,278

COSTS AND EXPENSES:
   Lease operating                            $  378,494        $  270,875
   Production tax                                197,828           175,504
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  46,808           124,869
   General and administrative
      (Note 2)                                   168,387           168,174
                                              ----------        ----------
                                              $  791,517        $  739,422
                                              ----------        ----------

NET INCOME                                    $1,386,571        $1,354,856
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  142,071        $  146,505
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,244,500        $1,208,351
                                              ==========        ==========
NET INCOME per unit                           $     4.71        $     4.58
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005             2004
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,386,571       $1,354,856
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 46,808          124,869
      Gain on sale of oil and gas
        properties                                      -      (     1,399)
      Settlement of asset retirement
        obligation                                      -      (       165)
      Increase in accounts receivable -
        oil and gas sales                     (    95,998)     (   163,111)
      Increase (decrease) in deferred
        charge                                (     3,728)           4,843
      Increase in accounts payable                 15,048           10,906
      Decrease in gas imbalance
        payable                               (     3,636)     (     1,385)
      Decrease in accrued liability           (     3,934)     (     3,508)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,341,131       $1,325,906
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   15,581)     ($   69,537)
   Proceeds from sale of oil and gas
      properties                                        -              375
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   15,581)     ($   69,162)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,397,801)     ($1,168,181)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($1,397,801)     ($1,168,181)
                                               ----------       ----------






            The accompanying condensed notes are an integral part of
                           these financial statements.

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   72,251)      $   88,563

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,038,719          804,593
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  966,468       $  893,156
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  499,926        $  556,249
   Accounts receivable:
      Oil and gas sales                          355,717           300,554
                                              ----------        ----------
        Total current assets                  $  855,643        $  856,803

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 382,291           402,168

DEFERRED CHARGE                                  123,389           120,451
                                              ----------        ----------
                                              $1,361,323        $1,379,422
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   52,111        $   55,739
   Gas imbalance payable                          13,335            14,760
   Asset retirement obligation -
      current (Note 1)                            24,802            31,869
                                              ----------        ----------
        Total current liabilities             $   90,248        $  102,368

LONG-TERM LIABILITIES:
   Accrued liability                          $    7,302        $    9,828
   Asset retirement obligation
      (Note 1)                                    56,645            47,996
                                              ----------        ----------
        Total long-term liabilities           $   63,947        $   57,824

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   52,126)      ($   58,429)
   Limited Partners, issued and
      outstanding, 138,336 units               1,259,254         1,277,659
                                              ----------        ----------
        Total Partners' capital               $1,207,128        $1,219,230
                                              ----------        ----------
                                              $1,361,323        $1,379,422
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $605,293          $552,331
   Interest income                                 1,942               590
                                                --------          --------
                                                $607,235          $552,921

COSTS AND EXPENSES:
   Lease operating                              $ 62,270          $ 81,881
   Production tax                                 55,744            47,638
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  12,425            31,342
   General and administrative
      (Note 2)                                    39,123            53,650
                                                --------          --------
                                                $169,562          $214,511
                                                --------          --------

NET INCOME                                      $437,673          $338,410
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 67,099          $ 55,061
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $370,574          $283,349
                                                ========          ========
NET INCOME per unit                             $   2.68          $   2.05
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,130,446        $1,041,732
   Interest income                                 3,934             1,019
                                              ----------        ----------
                                              $1,134,380        $1,042,751

COSTS AND EXPENSES:
   Lease operating                            $  223,648        $  169,093
   Production tax                                111,606            92,311
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,955            76,019
   General and administrative
      (Note 2)                                    99,373            97,767
                                              ----------        ----------
                                              $  451,582        $  435,190
                                              ----------        ----------

NET INCOME                                    $  682,798        $  607,561
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  104,203        $  101,624
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  578,595        $  505,937
                                              ==========        ==========
NET INCOME per unit                           $     4.18        $     3.66
                                              ==========        ==========
UNITS OUTSTANDING                                138,336           138,336
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $682,798        $607,561
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,955          76,019
      Settlement of asset retirement
        obligation                                     -       (     109)
      Increase in accounts receivable -
        oil and gas sales                      (  55,163)      (  71,771)
      (Increase) decrease in deferred
        charge                                 (   2,938)          4,633
      Increase in accounts payable                 2,179           5,428
      Decrease in gas imbalance
        payable                                (   1,425)      (     777)
      Decrease in accrued liability            (   2,526)      (   2,899)
                                                --------        --------
Net cash provided by operating
   activities                                   $639,880        $618,085
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,303)      ($ 46,606)
                                                --------        --------
Net cash used by investing
   activities                                  ($  1,303)      ($ 46,606)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($694,900)      ($549,520)
                                                --------        --------
Net cash used by financing
   activities                                  ($694,900)      ($549,520)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 56,323)       $ 21,959

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           556,249         417,271
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $499,926        $439,230
                                                ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  935,422        $  682,792
   Accounts receivable:
      Oil and gas sales                          637,671           583,009
                                              ----------        ----------
        Total current assets                  $1,573,093        $1,265,801

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,460,284         1,475,924

DEFERRED CHARGE                                   54,713            48,684
                                              ----------        ----------
                                              $3,088,090        $2,790,409
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  109,426        $  123,591
   Gas imbalance payable                          75,980            83,181
   Asset retirement obligation -
      current (Note 1)                            26,845            38,950
                                              ----------        ----------
        Total current liabilities             $  212,251        $  245,722

LONG-TERM LIABILITIES:
   Accrued liability                          $  126,614        $  170,532
   Asset retirement obligation
      (Note 1)                                   183,117           165,722
                                              ----------        ----------
        Total long-term liabilities           $  309,731        $  336,254

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  130,211)      ($  136,932)
   Limited Partners, issued and
      outstanding, 244,536 units               2,696,319         2,345,365
                                              ----------        ----------
        Total Partners' capital               $2,566,108        $2,208,433
                                              ----------        ----------
                                              $3,088,090        $2,790,409
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                2005              2004
                                              --------         ----------

REVENUES:
   Oil and gas sales                          $982,319          $880,384
   Interest income                               3,918             1,134
   Loss on sale of oil and gas
      properties                                     -         (   1,031)
   Other income                                    800                 -
                                              --------          --------
                                              $987,037          $880,487

COSTS AND EXPENSES:
   Lease operating                            $ 83,193          $136,957
   Production tax                               69,352            61,182
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                41,751            53,265
   General and administrative
      (Note 2)                                  68,113            83,193
                                              --------          --------
                                              $262,409          $334,597
                                              --------          --------

NET INCOME                                    $724,628          $545,890
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 75,756          $ 59,269
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $648,872          $486,621
                                              ========          ========
NET INCOME per unit                           $   2.65          $   1.99
                                              ========          ========
UNITS OUTSTANDING                              244,536           244,536
                                              ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005             2004
                                              ----------       -----------

REVENUES:
   Oil and gas sales                          $1,936,824        $1,728,881
   Interest income                                 6,341             1,899
   Loss on sale of oil and gas
      properties                                       -       (       891)
   Other income                                    2,541                 -
                                              ----------        ----------
                                              $1,945,706        $1,729,889

COSTS AND EXPENSES:
   Lease operating                            $  239,526        $  266,974
   Production tax                                134,171           120,974
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  93,787           110,490
   General and administrative
      (Note 2)                                   157,631           157,201
                                              ----------        ----------
                                              $  625,115        $  655,639
                                              ----------        ----------

NET INCOME                                    $1,320,591        $1,074,250
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  139,637        $  117,179
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,180,954        $  957,071
                                              ==========        ==========
NET INCOME per unit                           $     4.83        $     3.91
                                              ==========        ==========
UNITS OUTSTANDING                                244,536           244,536
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005           2004
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,320,591     $1,074,250
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   93,787        110,490
      Loss on sale of oil and gas
        properties                                        -            891
      Increase in accounts receivable -
        oil and gas sales                       (    54,662)   (   133,428)
      (Increase) decrease in deferred
        charge                                  (     6,029)         1,209
      Increase in accounts payable                    5,259         38,963
      Increase (decrease) in gas
        imbalance payable                       (     7,201)        47,849
      Decrease in accrued liability             (    43,918)   (    23,630)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,307,827     $1,116,594
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   92,281)   ($   98,318)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   92,281)   ($   98,318)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  962,916)   ($  969,210)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($  962,916)   ($  969,210)
                                                 ----------     ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  252,630     $   49,066

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              682,792        711,441
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  935,422     $  760,507
                                                 ==========     ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  519,433        $  432,834
   Accounts receivable:
      Oil and gas sales                          351,833           340,185
                                              ----------        ----------
        Total current assets                  $  871,266        $  773,019

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 594,330           589,161

DEFERRED CHARGE                                   12,725             8,429
                                              ----------        ----------
                                              $1,478,321        $1,370,609
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   70,159        $  131,321
   Gas imbalance payable                          41,607            41,607
   Asset retirement obligation -
      current (Note 1)                             3,510            11,975
                                              ----------        ----------
        Total current liabilities             $  115,276        $  184,903

LONG-TERM LIABILITIES:
   Accrued liability                          $  162,240        $  191,685
   Asset retirement obligation
      (Note 1)                                   108,027            97,207
                                              ----------        ----------
        Total long-term liabilities           $  270,267        $  288,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   48,047)      ($   55,158)
   Limited Partners, issued and
      outstanding, 131,008 units               1,140,825           951,972
                                              ----------        ----------
        Total Partners' capital               $1,092,778        $  896,814
                                              ----------        ----------
                                              $1,478,321        $1,370,609
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                  2005            2004
                                                --------       ----------

REVENUES:
   Oil and gas sales                            $557,045        $489,725
   Interest income                                 2,189             655
   Loss on sale of oil and gas
      properties                                       -       (     147)
   Other income                                      115               -
                                                --------        --------
                                                $559,349        $490,233

COSTS AND EXPENSES:
   Lease operating                              $ 50,814        $ 40,079
   Production tax                                 38,410          33,962
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,846          37,421
   General and administrative
      (Note 2)                                    37,357          52,217
                                                --------        --------
                                                $149,427        $163,679
                                                --------        --------

INCOME FROM CONTINUING OPERATIONS               $409,922        $326,554

   Loss from discontinued
      operations (Note 3)                              -       (  23,290)

   Gain on disposal of discontinued
      operations (Note 3)                              -          10,368
                                                --------        --------

NET INCOME                                      $409,922        $313,632
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 42,819        $ 34,666
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $367,103        $278,966
                                                ========        ========
NET INCOME per unit                             $   2.81        $   2.13
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,092,106        $993,642
   Interest income                                 3,586           1,103
   Loss on sale of oil and gas
      properties                                       -       (     128)
   Other income                                      364               -
                                              ----------        --------
                                              $1,096,056        $994,617

COSTS AND EXPENSES:
   Lease operating                            $  138,959        $119,181
   Production tax                                 74,988          70,034
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,883          60,857
   General and administrative
      (Note 2)                                    95,503          94,185
                                              ----------        --------
                                              $  349,333        $344,257
                                              ----------        --------

INCOME FROM CONTINUING OPERATIONS             $  746,723        $650,360

   Loss from discontinued
      operations (Note 3)                              -       (  21,002)

   Gain on disposal of discontinued
      operations (Note 3)                              -          10,368
                                              ----------        --------

NET INCOME                                    $  746,723        $639,726
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   77,870        $ 69,593
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  668,853        $570,133
                                              ==========        ========
NET INCOME per unit                           $     5.11        $   4.35
                                              ==========        ========
UNITS OUTSTANDING                                131,008         131,008
                                              ==========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005            2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $746,723        $639,726
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                39,883          63,675
      Loss on sale of oil and gas
        properties                                     -             128
      Gain on disposal of discontinued
        operations (Note 3)                            -       (  10,368)
      Increase in accounts receivable
        - oil and gas sales                    (  11,648)      (   8,927)
      (Increase) decrease in deferred
        charge                                 (   4,296)            827
      Decrease in accounts payable             (  66,729)      (  26,962)
      Increase in gas imbalance
        payable                                        -          39,484
      Decrease in accrued liability            (  29,445)      (  42,232)
                                                --------        --------
Net cash provided by operating
   activities                                   $674,488        $655,351
                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 37,130)      ($ 15,155)
   Proceeds from the disposal of
      discontinued operations (Note 3)                 -          88,586
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 37,130)       $ 73,431
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($550,759)      ($576,158)
                                                --------        --------
Net cash used by financing
   activities                                  ($550,759)      ($576,158)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 86,599        $152,624

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           432,834         438,562
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $519,433        $591,186
                                                ========        ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,        December 31,
                                                  2005              2004
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,171,518       $1,413,497
   Accounts receivable:
      Oil and gas sales                            851,405          849,754
                                                ----------       ----------
        Total current assets                    $2,022,923       $2,263,251

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,860,515        1,942,054

DEFERRED CHARGE                                     39,643           48,978
                                                ----------       ----------
                                                $3,923,081       $4,254,283
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  187,243       $  768,152
   Gas imbalance payable                             6,129            5,643
   Asset retirement obligation -
      current (Note 1)                               7,014           28,411
                                                ----------       ----------
        Total current liabilities               $  200,386       $  802,206

LONG-TERM LIABILITIES:
   Accrued liability                            $  279,193       $  301,594
   Asset retirement obligation
      (Note 1)                                     209,234          188,764
                                                ----------       ----------
        Total long-term liabilities             $  488,427       $  490,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  250,422)     ($  316,058)
   Limited Partners, issued and
      outstanding, 418,266 units                 3,484,690        3,277,777
                                                ----------       ----------
        Total Partners' capital                 $3,234,268       $2,961,719
                                                ----------       ----------
                                                $3,923,081       $4,254,283
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,353,943        $1,131,869
   Interest income                                 5,952             1,942
                                              ----------        ----------
                                              $1,359,895        $1,133,811

COSTS AND EXPENSES:
   Lease operating                            $  213,857        $  219,810
   Production tax                                 94,091            77,449
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  41,909            34,432
   General and administrative
      (Note 2)                                   117,026           133,247
                                              ----------        ----------
                                              $  466,883        $  464,938
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $  893,012        $  668,873

   Loss from discontinued
      operations (Note 3)                              -       (   165,977)

   Gain on disposal of discontinued
      operations (Note 3)                              -            88,757
                                              ----------        ----------

NET INCOME                                    $  893,012        $  591,653
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   92,478        $   62,070
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  800,534        $  529,583
                                              ==========        ==========
NET INCOME per unit                           $     1.91        $     1.27
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $2,570,627        $2,267,961
   Interest income                                10,501             3,412
                                              ----------        ----------
                                              $2,581,128        $2,271,373

COSTS AND EXPENSES:
   Lease operating                            $  488,730        $  454,615
   Production tax                                178,186           153,835
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  85,695            69,220
   General and administrative
      (Note 2)                                   254,544           256,279
                                              ----------        ----------
                                              $1,007,155        $  933,949
                                              ----------        ----------

NET INCOME FROM CONTINUING OPERATIONS         $1,573,973        $1,337,424

   Loss from discontinued
      operations (Note 3)                              -       (   148,884)

   Gain on disposal of discontinued
      operations (Note 3)                              -            88,757
                                              ----------        ----------

NET INCOME                                    $1,573,973        $1,277,297
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  164,060        $  135,349
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,409,913        $1,141,948
                                              ==========        ==========
NET INCOME per unit                           $     3.37        $     2.73
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,573,973      $1,277,297
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  85,695          88,455
      Settlement of asset retirement
        obligation                             (       345)              -
      Gain on disposal of discontinued
        operations (Note 3)                              -     (    88,757)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (     1,651)        319,940
      Decrease in deferred charge                    9,335             901
      Decrease in accounts payable             (   570,440)    (   254,306)
      Increase in gas imbalance payable                486               -
      Decrease in accrued liability            (    22,401)    (    38,937)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,074,652      $1,304,593
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   18,306)    ($   29,577)
   Proceeds from sale of oil and
      gas properties                                 3,099               -
   Proceeds from disposal of
      discontinued operations (Note 3)                   -         632,221
                                                ----------      ----------
Net cash used by investing activities          ($   15,207)     $  602,644
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,301,424)    ($1,241,019)
                                                ----------      ----------
Net cash used by financing activities          ($1,301,424)    ($1,241,019)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  241,979)     $  666,218

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,413,497       1,513,224
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,171,518      $2,179,442
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2005             2004
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  741,842       $  696,460
   Accounts receivable:
      Oil and gas sales                           569,208          548,005
                                               ----------       ----------
        Total current assets                   $1,311,050       $1,244,465

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,658,110        1,727,931

DEFERRED CHARGE                                    17,337           21,947
                                               ----------       ----------
                                               $2,986,497       $2,994,343
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   88,103       $   92,446
   Gas imbalance payable                            5,120            4,721
   Asset retirement obligation -
      current (Note 1)                              3,063            8,552
                                               ----------       ----------
        Total current liabilities              $   96,286       $  105,719

LONG-TERM LIABILITIES:
   Accrued liability                           $   95,107       $  105,877
   Asset retirement obligation
      (Note 1)                                    150,547          141,647
                                               ----------       ----------
        Total long-term liabilities            $  245,654       $  247,524

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  139,134)     ($  142,055)
   Limited Partners, issued and
      outstanding, 221,484 units                2,783,691        2,783,155
                                               ----------       ----------
        Total Partners' capital                $2,644,557       $2,641,100
                                               ----------       ----------
                                               $2,986,497       $2,994,343
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                 2005             2004
                                               --------         --------

REVENUES:
   Oil and gas sales                           $811,137         $708,950
   Interest income                                3,426              831
                                               --------         --------
                                               $814,563         $709,781

COSTS AND EXPENSES:
   Lease operating                             $119,778         $132,314
   Production tax                                43,293           38,459
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 40,254           31,026
   General and administrative
      (Note 2)                                   62,124           77,109
                                               --------         --------
                                               $265,449         $278,908
                                               --------         --------

NET INCOME                                     $549,114         $430,873
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 28,895         $ 22,743
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $520,219         $408,130
                                               ========         ========
NET INCOME per unit                            $   2.35         $   1.85
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                2005               2004
                                             ----------         ----------

REVENUES:
   Oil and gas sales                         $1,631,089         $1,354,515
   Interest income                                6,011              1,373
                                             ----------         ----------
                                             $1,637,100         $1,355,888

COSTS AND EXPENSES:
   Lease operating                           $  283,635         $  277,027
   Production tax                                87,286             72,729
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 77,405             57,998
   General and administrative
      (Note 2)                                  145,267            144,755
                                             ----------         ----------
                                             $  593,593         $  552,509
                                             ----------         ----------

NET INCOME                                   $1,043,507         $  803,379
                                             ==========         ==========
GENERAL PARTNER - NET INCOME                 $   54,971         $   42,420
                                             ==========         ==========
LIMITED PARTNERS - NET INCOME                $  988,536         $  760,959
                                             ==========         ==========
NET INCOME per unit                          $     4.46         $     3.44
                                             ==========         ==========
UNITS OUTSTANDING                               221,484            221,484
                                             ==========         ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005             2004
                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,043,507       $803,379
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   77,405         57,998
      Increase in accounts receivable
        - oil and gas sales                     (    21,203)     ( 109,369)
      Decrease in deferred charge                     4,610            366
      Increase (decrease) in accounts
        payable                                       3,569      (   6,097)
      Increase in gas imbalance
        payable                                         399              -
      Decrease in accrued liability             (    10,770)     (  23,327)
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,097,517       $722,950
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,275)     ($  5,308)
   Proceeds from the sale of oil
      and gas properties                              3,190          4,317
                                                 ----------       --------
Net cash used by investing
   activities                                   ($   12,085)     ($    991)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,040,050)     ($677,544)
                                                 ----------       --------
Net cash used by financing
   activities                                   ($1,040,050)     ($677,544)
                                                 ----------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   45,382       $ 44,415

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              696,460        521,918
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  741,842       $566,333
                                                 ==========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2005, statements of operations for the three and six months ended June 30, 2005 and 2004, and statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2005, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $3,000, $2,000, $5,000, $3,000, $5,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2005 and 2004 are as shown below.


                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $116,105          $111,076
      Accretion expense                            1,151               949
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $117,256          $112,025
                                                ========          ========


                                               Six Months       Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $114,955          $114,993
      Settlements and disposals                        -         (   4,865)
      Accretion expense                            2,301             1,897
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $117,256          $112,025
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,614          $ 15,499
      Asset Retirement Obligation -
         Long-Term                               113,642            96,526

                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 80,639          $ 80,672
      Additions and revisions                          -         (     670)
      Accretion expense                              808                75
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 81,447          $ 80,077
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 79,865          $ 83,211
      Settlements and disposals                        -         (   3,209)
      Accretion expense                            1,582                75
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 81,447          $ 80,077
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 24,802          $ 30,053
      Asset Retirement Obligation -
         Long-Term                                56,645            50,024

                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $207,836          $197,201
      Additions and revisions                         14                 -
      Accretion expense                            2,112             1,738
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $209,962          $198,939
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,672          $194,453
      Additions and revisions                      1,083             1,022
      Accretion expense                            4,207             3,464
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $209,962          $198,939
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 26,845          $ 33,832
      Asset Retirement Obligation -
         Long-Term                               183,117           165,107


                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $110,431          $105,022
      Accretion expense                            1,106               856
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $111,537          $105,878
                                                ========          ========


                                              Six Months        Six Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $109,182          $314,031
      Additions and revisions                        155               146
      Accretion expense                            2,200             4,528
      Discontinued operations                          -         ( 212,827)
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $111,537          $105,878
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,510          $ 11,718
      Asset Retirement Obligation -
         Long-Term                               108,027            94,160

                                III-E Partnership
                                -----------------

                                             Three Months       Three Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $219,243        $  216,104
      Settlements and disposals                (   5,091)                -
      Accretion expense                            2,096             1,615
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $216,248        $  217,719
                                                ========        ==========


                                               Six Months       Six Months
                                                 Ended            Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $217,175        $1,768,863
      Settlements and disposals                (   5,091)                -
      Accretion expense                            4,164            22,459
      Discontinued operations                          -       ( 1,573,603)
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Period              $216,248        $  217,719
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $  7,014        $   23,170
      Asset Retirement Obligation -
         Long-Term                               209,234           194,549

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $151,897        $  144,520
      Accretion expense                            1,713             1,550
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Quarter             $153,610        $  146,070
                                                ========        ==========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $150,199        $  142,977
      Accretion expense                            3,411             3,093
                                                --------        ----------
      Total Asset Retirement
         Obligation, End of Period              $153,610        $  146,070
                                                ========        ==========
      Asset Retirement Obligation -
         Current                                $  3,063        $    4,476
      Asset Retirement Obligation -
         Long-Term                               150,547           141,594



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                  $3,955                $ 69,468
               III-B                   2,718                  36,405
               III-C                   3,760                  64,353
               III-D                   2,881                  34,476
               III-E                   6,956                 110,070
               III-F                   3,840                  58,284

      During the six months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $29,451                $138,936
               III-B                  26,563                  72,810
               III-C                  28,925                 128,706
               III-D                  26,551                  68,952
               III-E                  34,404                 220,140
               III-F                  28,699                 116,568

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


3.    DISCONTINUED OPERATIONS
      -----------------------

      On May 12, 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field located in Santa Rosa County, Florida at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships. Accordingly, prior year results of the Jay Field segment have been classified as discontinued.

      Results from discontinued operations for the three and six months ended June 30, 2004 were as follows:

                                III-D Partnership
                                -----------------

                                             Three Months       Six Months
                                                 Ended            Ended
                                               6/30/2004        6/30/2004
                                             ------------      ------------

      Oil and gas sales                          $21,798          $149,236
      Lease operating                           ( 43,444)        ( 157,602)
      Production tax                            (  1,644)        (   9,818)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -         (   2,818)
                                                 -------          --------
      Loss from discontinued
         operations                             ($23,290)        ($ 21,002)
                                                 =======          ========

                                III-E Partnership
                                -----------------

                                             Three Months       Six Months
                                                 Ended            Ended
                                               6/30/2004        6/30/2004
                                             ------------      ------------

      Oil and gas sales                         $155,826        $1,065,194
      Lease operating                          ( 310,053)      ( 1,124,762)
      Production tax                           (  11,750)      (    70,081)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                    -       (    19,235)
                                                --------        ----------
      Loss from discontinued
         operations                            ($165,977)      ($  148,884)
                                                ========        ==========

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      In May 2004 the III-D and III-E Partnerships sold their working interests in the Jay Field located in Santa Rosa County, Florida. A routine audit by an unaffiliated non-operator of joint interest billings after the effective date of the sale resulted in the III-D and III-E Partnerships making additional expense payments of approximately $68,000 and $484,000, respectively, for costs represented to have been incurred before the effective date of the sale. However, the General Partner's independent review of the expenses revealed that approximately $30,000 and $215,000, respectively, paid by the III-D and III-E Partnerships were actually not applicable to periods before the effective date of the sale and were therefore improper. The General Partner has demanded that the purchaser return the excess payments to the III-D and III-E Partnerships; however, the purchaser has ignored these demands. The General Partner intends to initiate litigation in order to recover the overpaid expenses.


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

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              123,403       3,772,737
         Production                              (  8,034)     (  108,487)
         Extensions and discoveries                   774          12,699
         Revisions of previous
            estimates                               3,094          69,293
                                                  -------       ---------

      Proved reserves, March 31, 2005             119,237       3,746,242
         Production                              (  8,162)     (  105,753)
         Extensions and discoveries                   206           1,490
         Revisions of previous
            estimates                            (  3,749)     (    5,379)
                                                  -------       ---------

      Proved reserves, June 30, 2005              107,532       3,636,600
                                                  =======       =========



                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              74,694        1,557,071
         Production                              ( 5,398)      (   44,794)
         Extensions and discoveries                  502            6,191
         Revisions of previous
            estimates                              2,659           27,821
                                                  ------        ---------

      Proved reserves, March 31, 2005             72,457        1,546,289
         Production                              ( 5,712)      (   45,921)
         Extensions and discoveries                  135              861
         Revisions of previous
            estimates                            ( 2,343)      (   17,857)
                                                  ------        ---------

      Proved reserves, June 30, 2005              64,537        1,483,372
                                                  ======        =========

                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,674        4,632,503
         Production                              ( 2,469)      (  134,206)
         Extensions and discoveries                   39           55,001
         Revisions of previous
            estimates                              7,915          102,271
                                                  ------        ---------

      Proved reserves, March 31, 2005             87,159        4,655,569
         Production                              ( 2,286)      (  143,514)
         Extensions and discoveries                  105           64,663
         Revisions of previous
            estimates                              3,431          173,523
                                                  ------        ---------

      Proved reserves, June 30, 2005              88,409        4,750,241
                                                  ======        =========



                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              81,073        2,409,961
         Production                              ( 2,399)      (   76,715)
         Extensions and discoveries                    4            7,610
         Revisions of previous
            estimates                              6,793           54,632
                                                  ------        ---------

      Proved reserves, March 31, 2005             85,471        2,395,488
         Production                              ( 2,101)      (   75,890)
         Extensions and discoveries                   69            6,673

         Revisions of previous
            estimates                            (   105)         132,644
                                                  ------        ---------

      Proved reserves, June 30, 2005              83,334        2,458,915
                                                  ======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2004             158,508        6,440,079
         Production                             (  6,185)      (  172,223)
         Extensions and discoveries                   11            2,322
         Revisions of previous
            estimates                              6,975           59,406
                                                 -------        ---------

      Proved reserves, March 31, 2005            159,309        6,329,584
         Production                             (  6,195)      (  172,213)
         Extensions and discoveries               10,189           34,407
         Revisions of previous
            estimates                              2,252           62,569
                                                 -------        ---------

      Proved reserves, June 30, 2005             165,555        6,254,347
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             314,866        4,140,725
         Production                             (  5,389)      (  100,250)
         Extensions and discoveries                    9            1,950
         Revisions of previous
            estimates                              6,292            3,196
                                                 -------        ---------

      Proved reserves, March 31, 2005            315,778        4,045,621
         Production                             (  4,989)      (   89,254)
         Extensions and discoveries                8,565           30,840
         Revisions of previous
            estimates                                313       (  275,088)
                                                 -------        ---------

      Proved reserves, June 30, 2005             319,667        3,712,119
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2005 will actually be realized for such production.

                                   Net Present Value of Reserves
                           --------------------------------------------
      Partnership            6/30/05         3/31/05          12/31/04
      -----------          -----------     -----------      -----------
        III-A              $13,839,484     $14,546,731      $12,009,256
        III-B                6,335,002       6,764,144        5,576,342
        III-C               14,277,235      14,227,089       11,292,927
        III-D                7,812,298       7,969,895        6,265,244
        III-E               20,799,597      21,237,057       17,294,504
        III-F               15,561,528      16,358,502       13,190,015

                                        Oil and Gas Prices
                           -------------------------------------------
        Pricing              6/30/05         3/31/05         12/31/04
      -----------          -----------     -----------      ----------
      Oil (Bbl)            $     56.63     $     55.31      $    43.36
      Gas (Mcf)                   7.07            7.17            6.02


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

      III-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,136,402       $1,086,658
      Oil and gas production expenses           $  213,974       $  213,985
      Barrels produced                               8,162           10,053
      Mcf produced                                 105,753          119,410
      Average price/Bbl                         $    52.45       $    37.17
      Average price/Mcf                         $     6.70       $     5.97

      As shown in the table above, total oil and gas sales increased $49,744 (4.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $125,000 and $77,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $70,000 and $82,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,891 barrels and 13,657 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of several wells during late 2004 and early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in wells have returned to production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended June 30, 2005 from 19.7% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,019 (56.8%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) one significant well being substantially depleted during the three months ended June 30, 2004, (ii) the abandonment of another significant well during the three months ended June 30, 2004 following an unsuccessful recompletion attempt, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.0% for the three months ended June 30, 2005 from 4.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $15,182 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended June 30, 2005 from 8.2% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $2,170,098       $2,090,688
      Oil and gas production expenses           $  576,322       $  446,379
      Barrels produced                              16,196           20,071
      Mcf produced                                 214,240          245,885
      Average price/Bbl                         $    48.95       $    35.41
      Average price/Mcf                         $     6.43       $     5.61

      As shown in the table above, total oil and gas sales increased $79,410 (3.8%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $219,000 and $175,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $137,000 and $178,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,875 barrels and 31,645 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of several wells during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004, (ii) normal declines in production, and (iii) the shutting-in of another significant well during late 2004 and early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $129,943 (29.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on several wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 26.6% for the six months ended June 30, 2005 from 21.4% for the six months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $78,061 (62.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) one significant well being substantially depleted during the six months ended June 30, 2004. As a percentage of oil and gas sales, this expense decreased to 2.2% for the six months ended June 30, 2005 from 6.0% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the six months ended June 30, 2005 from 8.0% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $40,159,701  or  152.13%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005            2004
                                                  --------        --------
      Oil and gas sales                           $605,293        $552,331
      Oil and gas production expenses             $118,014        $129,519
      Barrels produced                               5,712           6,752
      Mcf produced                                  45,921          50,491
      Average price/Bbl                           $  52.35        $  37.46
      Average price/Mcf                           $   6.67        $   5.93

      As shown in the table above, total oil and gas sales increased $52,962 (9.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $85,000 and $34,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $39,000 and $27,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,040 barrels and 4,570 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of several wells during late 2004 and early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in wells have returned to production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,505 (8.9%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the three months ended June 30, 2005 from 23.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,917 (60.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) one significant well being substantially depleted during the three months ended June 30, 2004, (ii) the abandonment of another significant well during the three months ended June 30, 2004 following an unsuccessful recompletion attempt, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.1% for the three months ended June 30, 2005 from 5.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,527 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended June 30, 2005 from 9.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005          2004
                                                  ----------    ----------
      Oil and gas sales                           $1,130,446    $1,041,732
      Oil and gas production expenses             $  335,254    $  261,404
      Barrels produced                                11,110        13,779
      Mcf produced                                    90,715        97,772
      Average price/Bbl                           $    49.06    $    35.35
      Average price/Mcf                           $     6.45    $     5.67

      As shown in the table above, total oil and gas sales increased $88,714 (8.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $152,000 and $71,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $94,000 and $40,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,669 barrels and 7,057 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of several wells during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $73,850 (28.3%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 29.7% for the six months ended June 30, 2005 from 25.1% for the six months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $59,064 (77.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the six months ended June 30, 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) one significant well being substantially depleted during the six months ended June 30, 2004. As a percentage of oil and gas sales, this expense decreased to 1.5% for the six months ended June 30, 2005 from 7.3% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,606 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the six months ended June 30, 2005 from 9.4% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $22,429,353  or  162.14%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2005             2004
                                                --------         --------
      Oil and gas sales                         $982,319         $880,384
      Oil and gas production expenses           $152,545         $198,139
      Barrels produced                             2,286            2,672
      Mcf produced                               143,514          121,950
      Average price/Bbl                         $  50.81         $  36.69
      Average price/Mcf                         $   6.04         $   6.42

      As shown in the table above, total oil and gas sales increased $101,935 (11.6%) for the three months ended June

      30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $138,000 was related to an increase in volumes of gas sold and (ii) $32,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $54,000 related to a decrease in the average price of gas sold and (ii) $14,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 386 barrels, while volumes of gas sold increased 21,564 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during the three months ended June 30, 2005. As of the date of this Quarterly Report, the well with production difficulties is producing at a lower rate than previously experienced. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the three months ended June 30, 2004 on one significant well resulting in the III-C Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2005, and (iii) an increase in production on one significant well following the successful workover of that well during 2004. These increases were partially offset by a substantial decline in production on another significant well following the workover of that well during mid 2004. The well with a substantial decline in production during 2005 is not expected to return to its previously high levels of production.

      The average gas price decreased to $6.04 per Mcf for the three months ended June 30, 2005 from $6.42 per Mcf for the three months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-C Partnership during the three months ended June 30, 2004. This resulted in a higher average price per Mcf for the three months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $45,594 (23.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on another significant well during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the three months ended June 30, 2005 from 22.5% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,514 (21.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to two significant wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. This decrease was partially offset by (i) another significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended June 30, 2005 from 6.1% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $15,080 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended June 30, 2005 from 9.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005         2004
                                                  ----------   ----------
      Oil and gas sales                           $1,936,824   $1,728,881
      Oil and gas production expenses             $  373,697   $  387,948
      Barrels produced                                 4,755        5,527
      Mcf produced                                   277,720      278,514
      Average price/Bbl                           $    48.74   $    34.61
      Average price/Mcf                           $     6.14   $     5.52

      As shown in the table above, total oil and gas sales increased $207,943 (12.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $67,000 and $172,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $27,000 and $4,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 772 barrels and

      794 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004. The well with a substantial decline in production during 2005 is not expected to return to its previously high levels of production. These decreases were substantially offset by (i) downward revisions in the estimates of remaining gas reserves during the six months ended June 30, 2004 on one significant well resulting in the III-C Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) the successful completion of a new well during late 2004, and (iii) an increase in production on another significant well following the successful workover of that well during 2004.

      The average gas price increased to $6.14 per Mcf for the six months ended June 30, 2005 from $5.52 per Mcf for the six months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-C Partnership during the six months ended June 30, 2004. This resulted in a higher average price per Mcf for the six months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,251 (3.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to workover expenses incurred on one significant well during the six months ended June 30, 2004. This decrease was partially offset by (i) workover expenses incurred on several other wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.3% for the six months ended June 30, 2005 from 22.4% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,703 (15.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to two significant wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. This decrease was partially offset by (i) another significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of two developmental wells. As a percentage of oil and gas sales, this expense decreased to 4.8% for the six months ended June 30, 2005 from 6.4% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the six months ended June 30, 2005 from 9.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $30,223,795  or  123.60%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2005              2004
                                                --------          --------
      Oil and gas sales                         $557,045          $489,725
      Oil and gas production expenses           $ 89,224          $ 74,041
      Barrels produced                             2,101             2,557
      Mcf produced                                75,890            59,892
      Average price/Bbl                         $  49.88          $  35.41
      Average price/Mcf                         $   5.96          $   6.67

      As shown in the table above, total oil and gas sales increased $67,320 (13.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $107,000 was related to an increase in volumes of gas sold and (ii) $30,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $54,000 related to a decrease in the average price of gas sold and (ii) $16,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 456 barrels, while volumes of gas sold increased 15,998 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during the three months ended June 30, 2005. As of the date of this Quarterly Report, the well with production difficulties is producing at a lower rate than previously experienced. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the three months ended June 30, 2004 on one significant well resulting in the III-D Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) positive prior period volume adjustments made by the operator on several wells during the three months ended June 30, 2005, and (iii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by a substantial decline in production on another significant well following the workover of that well during mid 2004. The well with a substantial decline in production during 2005 is not expected to return to its previously high levels of production.

      The average gas price decreased to $5.96 per Mcf for the three months ended June 30, 2005 from $6.67 per Mcf for the three months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-D Partnership during the three months ended June 30, 2004. This resulted in a higher average price per Mcf for the three months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,183 (20.5%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 16.0% for the three months ended June 30, 2005 from 15.1% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,575 (38.9%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) two significant wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves and
      (ii) upward revisions in the estimates of remaining gas reserves on one significant well since June 30, 2004. These decreases were partially offset by an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of another significant well. As a percentage of oil and gas sales, these expenses decreased to 4.1% for the three months ended June 30, 2005 from 7.6% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,860 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended June 30, 2005 from 10.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                --------------------------
                                                   2005             2004
                                                ----------        --------
      Oil and gas sales                         $1,092,106        $993,642
      Oil and gas production expenses           $  213,947        $189,215
      Barrels produced                               4,500           4,830
      Mcf produced                                 152,605         149,476
      Average price/Bbl                         $    47.61        $  33.82
      Average price/Mcf                         $     5.75        $   5.55

      As shown in the table above, total oil and gas sales increased $98,464 (9.9%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately (i) $62,000 and $30,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $17,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 330 barrels, while volumes of gas sold increased 3,129 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the six months ended June 30, 2004 on one significant well resulting in the III-D Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) an increase in production on one significant well following the workover of that well during late 2004, and (iii) the successful completion of one new well during late 2004. These increases were partially offset by (i) normal declines in production and (ii) a substantial decline in production on one significant well following the workover of that well during mid 2004. The well with a substantial decline in production during 2005 is not expected to return to its previously high levels of production.

      The average gas price increased to $5.75 per Mcf for the six months ended June 30, 2005 from $5.55 per Mcf for the six months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the III-D Partnership during the six months ended June 30, 2004. This resulted in a higher average price per Mcf for the six months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,732 (13.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 19.6% for the six months ended June 30, 2005 from 19.0% for the six months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,974 (34.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) two significant wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves and
      (ii) upward revisions in the estimates of remaining gas reserves on one significant well since June 30, 2004. These decreases were partially offset by an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, these expenses decreased to 3.7% for the six months ended June 30, 2005 from 6.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,318 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the six months ended June 30, 2005 from 9.5% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $16,905,669  or  129.04%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005            2004
                                                ----------       ----------
      Oil and gas sales                         $1,353,943       $1,131,869
      Oil and gas production expenses           $  307,948       $  297,259
      Barrels produced                               6,195            6,329
      Mcf produced                                 172,213          177,447
      Average price/Bbl                         $    47.24       $    32.84
      Average price/Mcf                         $     6.16       $     5.21

      As shown in the table above, total oil and gas sales increased $222,074 (19.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $89,000 and $165,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 134 barrels and 5,234 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,689 (3.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the three months ended June 30, 2005 from 26.3% for the three months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,477 (21.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 3.1% for the three months ended June 30, 2005 from 3.0% for the three months ended June 30, 2004.

      General and administrative expenses decreased $16,221 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended June 30, 2005 from 11.8% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2005            2004
                                                ----------       ----------
      Oil and gas sales                         $2,570,627       $2,267,961
      Oil and gas production expenses           $  666,916       $  608,450
      Barrels produced                              12,380           13,762
      Mcf produced                                 344,436          358,608
      Average price/Bbl                         $    45.37       $    31.68
      Average price/Mcf                         $     5.83       $     5.11

      As shown in the table above, total oil and gas sales increased $302,666 (13.3%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $170,000 and $249,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $44,000 and $72,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,382 barrels and 14,172 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $58,466 (9.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 25.9% for the six months ended June 30, 2005 from 26.8% for the six months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,475 (23.8%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of two significant wells and
      (ii) the receipt of equipment credits on one fully depleted well during the six months ended June 30, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.3% for the six months ended June 30, 2005 from 3.1% for the six months ended June 30, 2004.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the six months ended June 30, 2005 from 11.3% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $50,498,016  or  120.73%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005            2004
                                                  --------        --------
      Oil and gas sales                           $811,137        $708,950
      Oil and gas production expenses             $163,071        $170,773
      Barrels produced                               4,989           4,860
      Mcf produced                                  89,254         103,452
      Average price/Bbl                           $  52.40        $  36.80
      Average price/Mcf                           $   6.16        $   5.12

      As shown in the table above, total oil and gas sales increased $102,187 (14.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $78,000 and $92,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $73,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 129 barrels, while volumes of gas sold decreased 14,198 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,702 (4.5%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the three months ended June 30, 2005 from 24.1% for the three months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,228 (29.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well and
      (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 5.0% for the three months ended June 30, 2005 from 4.4% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,985 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended June 30, 2005 from 10.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005            2004
                                                  ----------      ----------
      Oil and gas sales                           $1,631,089      $1,354,515
      Oil and gas production expenses             $  370,921      $  349,756
      Barrels produced                                10,378           9,787
      Mcf produced                                   189,504         202,087
      Average price/Bbl                           $    49.42      $    34.46
      Average price/Mcf                           $     5.90      $     5.03

      As shown in the table above, total oil and gas sales increased $276,574 (20.4%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $155,000 and $164,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $63,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 591 barrels, while volumes of gas sold decreased 12,583 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,165 (6.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.7% for the six months ended June 30, 2005 from 25.8% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,407 (33.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of two significant wells,
      (ii) the receipt of equipment credits on one fully depleted well during the six months ended June 30 2004, and (iii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. As a percentage of oil and gas sales, this expense increased to 4.7% for the six months ended June 30, 2005 from 4.3% for the six months ended June 30, 2004.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the six months ended June 30, 2005 from 10.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $20,660,904  or  93.28%  of  Limited   Partners'  capital
      contributions.

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

      The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim. On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 15, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions.


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

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  August 12, 2005           By:     /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  August 12, 2005           By:     /s/Craig D. Loseke
                                    --------------------------------
                                         (Signature)
                                         Craig D. Loseke
                                         Chief Accounting Officer

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