Form 10-K
period 2005-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2006-03-29
CIK 860745, 873739, 872121, 870229, 863837, 863835

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant's telephone number, including area code: (918)583-1791

Securities  registered  pursuant to Section  12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
      Depositary Units of Limited Partnership interest

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


              X    Yes           No
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

             X     Disclosure is not contained herein.
            -----
                   Disclosure is contained herein.
            -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                   Large accelerated filer
            -----
                   Accelerated filer
            -----
              X    Non-accelerated filer
            -----

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X   No
            ----        -----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................14
      ITEM 2.     PROPERTIES................................................15
      ITEM 3.     LEGAL PROCEEDINGS.........................................35
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......36

PART II.....................................................................36
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......36
      ITEM 6.     SELECTED FINANCIAL DATA...................................39
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................46
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................70
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............70
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................70
      ITEM 9A.    CONTROLS AND PROCEDURES...................................70
      ITEM 9B.    OTHER INFORMATION.........................................70

PART III....................................................................70
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...70
      ITEM 11.    EXECUTIVE COMPENSATION....................................72
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................80
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............81
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................83

PART IV.....................................................................84
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................84

      SIGNATURES............................................................95

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

                                              Date of
                  Partnership                Activation
                  -----------             ------------------

                     III-A                November 22, 1989
                     III-B                January 24, 1990
                     III-C                February 27, 1990
                     III-D                September 5, 1990
                     III-E                December 26, 1990
                     III-F                March 7, 1991

      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2005, Samson owned interests in approximately 18,000 oil and gas wells located in 18 states of the United States and the countries of Canada and Venezuela. At December 31, 2005, Samson operated approximately 5,700 oil and gas wells located in 14 states of the United States as well as Canada and Venezuela.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2006, Samson employed approximately 1,300 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the Partnerships for the fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial              Extensions        Current
   Partnership      Termination Date         Exercised     Termination Date
   -----------      ------------------       ---------     -----------------
      III-A         November 22, 1999             4        November 22, 2007
      III-B         January 24, 2000              4        December 31, 2007
      III-C         February 28, 2000             4        December 31, 2007
      III-D         September 5, 2000             4        December 31, 2007
      III-E         December 26, 2000             4        December 31, 2007
      III-F         March 7, 2001                 4        December 31, 2007

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

      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability of pipelines for transportation;
      *  Domestic  and foreign  government  regulations  and taxes;  and
      *  Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative

Expenses, may not decline over time, may increase or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2005:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------
         III-A          ConocoPhillips Company
                          ("ConocoPhillips")                    29.7%
                        Gulfterra Central Point
                         Allocation ("Gulfterra")               23.2%

         III-B          ConocoPhillips                          37.6%
                        Gulfterra                               20.8%

         III-C          ONEOK Texas Energy Resources
                          ("ONEOK")                             19.1%
                        Duke Energy Field Services,
                          Inc.("Duke")                          16.9%
                        Cinergy Marketing Company
                          ("Cinergy")                           10.4%
                        Enogex Services Corporation             10.3%

         III-D          ONEOK                                   28.3%
                        Cinergy                                 14.9%
                        Duke                                    13.8%

         III-E          Duke                                    18.2%
                        Red Desert Central Point
                          Allocation ("Red Desert")             17.5%
                        Sempra Energy Trading Corp.
                          ("Sempra")                            16.2%
                        Hunt Crude Oil Supply Company           13.9%

         III-F          Red Desert                              21.9%
                        Sempra                                  20.4%
                        Eaglwing Trading, Inc.                  17.0%
                        Duke                                    14.1%


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


ITEM 1A.    RISK FACTORS

      The following factors, among others, could have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

      Oil And Natural Gas Prices Fluctuate Due To A Number Of
      -------------------------------------------------------
      Uncontrollable Factors, And Any Decline Will Adversely Affect
      -------------------------------------------------------------
      The Partnerships' Financial Condition.
      --------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas. We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

         *  political instability or armed conflict in oil-producing regions;
         *  weather conditions;
         *  the supply of domestic and foreign oil and natural gas;

         * the ability of members of OPEC to agree upon and maintain prices and production levels;
         *  the level of consumer demand and overall economic activity;
         *  worldwide economic demand;
         *  the price and availability of alternative fuels;
         *  domestic and foreign governmental regulations and taxes;
         *  the proximity to and capacity of transportation facilities; and
         *  the effect of worldwide energy conservation measures.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1 - Business-Competition and Marketing" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Reserve Estimates Depend On Many Assumptions That May Turn
      ----------------------------------------------------------
      Out To Be Inaccurate.  Any Material Inaccuracies In The
      -------------------------------------------------------
      Partnerships' Reserve Estimates Or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause The Quantities And Net Present Value Of Their
      ---------------------------------------------------------
      Reserves To Be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates.

Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2 - Properties-Proved Reserves and Net Present Value".

      Drilling Oil And Natural Gas Wells Is A High-Risk Activity
      ----------------------------------------------------------
      And Subjects Us To A Variety Of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Partnerships may not encounter commercially productive oil and natural gas reservoirs. While the Partnerships do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant risk factor to them. They may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         *  unexpected drilling conditions;
         *  title problems;
         *  restricted access to land for drilling or laying pipeline;
         *  pressure or irregularities in formations;
         *  equipment failure or accidents;
         *  adverse weather conditions; and
         * costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

      The Marketability Of The Partnerships' Production Is
      ----------------------------------------------------
      Dependent Upon Transportation And Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.

      Reliance On Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.

      No Market For Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. You may only sell your Units via (i) the General Partner's annual Repurchase Offer; (ii) transfers facilitated by secondary trading firms and matching services; and
(iii) occasional "4.9% tender offers" which are made for the Units. Secondary market activity for the Units has been limited and varies among the Partnerships. See "Item 5 - Market for Units and Related Limited Partner Matters".

      Limited Life
      ------------

      The Partnerships are currently scheduled to terminate on December 31, 2007. Even if the General Partner exercises its right to extend the Partnerships' terms for one additional two-year period, the Partnerships will terminate no later than December 31, 2009. Upon termination the Partnerships' assets will be sold. There is no assurance that the market for the sale of the Partnerships' assets will be favorable at such time.

      The Partnerships Are Subject To Complex Federal, State And
      ----------------------------------------------------------
      Local Laws And Regulations That Could Adversely Affect Their
      ------------------------------------------------------------
      Business.
      ---------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

         *  discharge permits for drilling operations;
         *  drilling bonds;
         *  spacing of wells;
         *  unitization and pooling of properties;
         *  environmental protection;
         *  reports concerning operations; and
         *  taxation.

      Under these laws and regulations, the Partnerships could be liable for:

         *  personal injuries;
         *  property damage;
         *  oil spills;
         *  discharge of hazardous materials;
         *  reclamation costs;
         *  remediation and clean-up costs; and
         *  other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1 - Business".

      Conflicts Of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties, the determination of the Partnerships' Repurchase Prices, and the determination of whether to continue the

Partnerships past their scheduled termination date of December 31, 2007. See "Item 13 - Certain Relationships and Related Transactions".

      Payments To The General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11 - Executive Compensation" and "Item 8 - Financial Statements and Supplementary Data".

      Financial Capability Of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability And Indemnification Of General Partner And Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.


ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2005.

                              Well Statistics(1)
                            As of December 31, 2005

              Number of Gross Wells(2)            Number of Net Wells(3)
             --------------------------          ---------------------------
 P/ship       Total       Oil       Gas           Total       Oil     Gas
--------      -----       ---       ---           ------     -----    -----
 III-A         215         54       161            13.16      2.99    10.17
 III-B         185         45       140             8.27      3.63     4.64
 III-C         221         42       179            23.58      6.61    16.97
 III-D         128         45        83            12.84      5.20     7.64
 III-E         153         12       141            22.70      1.98    20.72
 III-F         375        270       105            16.24      6.45     9.79
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


      Drilling Activities

      During the year ended December 31, 2005, the Partnerships directly or indirectly participated in the drilling activities described below.



 III-A Partnership
 -----------------
                                                         Working     Revenue
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Alamo #22-16                      San Juan        NM       -        0.0050      Gas      Producing
 Alamo #22-8                       San Juan        NM       -        0.0050      N/A      In Progress
 Cain Federal #3                   San Juan        NM       -        0.0014      Gas      Producing
 Clark, N. H. #18                  Webb            TX       -        0.0075      Gas      Producing
 Hoyt #1B - Dakota                 Rio Arriba      NM       -        0.0002      Gas      Producing
 Hoyt #1B (Mesa Verde)             Rio Arriba      NM       -        0.0005      Gas      Producing
 Hoyt #2B                          Rio Arriba      NM       -        0.0002      Gas      Producing
 Tafoya #1C                        San Juan        NM       -        0.0030      Gas      Producing
 Tafoya #1R                        San Juan        NM       -        0.0030      Gas      Producing
 Tribal #5-1                       Rio Arriba      NM       -        0.0005      N/A      Shut-In
 Tribal #5-7                       Rio Arriba      NM       -        0.0005      N/A      Shut-In
 Tribal #5-9                       Rio Arriba      NM       -        0.0005      N/A      Shut-In


 III-B Partnership
 -----------------
                                                         Working     Revenue
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Alamo #22-16                      San Juan        NM       -        0.0021      Gas      Producing
 Alamo #22-8                       San Juan        NM       -        0.0021      N/A      In Progress
 Cain Federal #3                   San Juan        NM       -        0.0006      Gas      Producing
 Clark, N. H. #18                  Webb            TX       -        0.0035      Gas      producing
 Hoyt #1B - Dakota                 Rio Arriba      NM       -        0.0001      Gas      Producing
 Hoyt #1B (Mesa Verde)             Rio Arriba      NM       -        0.0002      Gas      Producing
 Hoyt #2B                          Rio Arriba      NM       -        0.0001      Gas      Producing
 Tafoya #1C                        San Juan        NM       -        0.0013      Gas      Producing
 Tafoya #1R                        San Juan        NM       -        0.0013      Gas      Producing
 Tribal #5-1                       Rio Arriba      NM       -        0.0002      N/A      Shut-In
 Tribal #5-7                       Rio Arriba      NM       -        0.0002      N/A      Shut-In
 Tribal #5-9                       Rio Arriba      NM       -        0.0002      N/A      Shut-In




 III-C Partnership
 -----------------
                                                         Working     Revenue
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Alamo #22-16                      San Juan        NM       -        0.0009      Gas      Producing
 Alamo #22-8                       San Juan        NM       -        0.0009      N/A      In Progress
 Beaver Mountain #2                Haskell         OK    0.0048      0.0048      N/A      Dry Hole
 Big Kick #1                       Lea             NM       -        0.0014      Oil      Producing
 Cain Federal #3                   San Juan        NM       -        0.0004      Gas      Producing
 Cason #1 Re-Entry                 Haskell         OK       -        0.0001      N/A      Shut-In
 Cheyenne 29 #2                    Roger Mills     OK       -        0.0001      Gas      Producing
 Cheyenne 29 #3                    Roger Mills     OK       -        0.0001      Gas      Producing
 Cheyenne 29 #4                    Roger Mills     OK       -        0.0001      Gas      Producing
 Clark, N. H. #18                  Webb            TX       -        0.0015      Gas      Producing
 Davis Garry #24                   Kay             OK       -        0.0008      Gas      Producing
 Davis Garry 19                    Kay             OK       -        0.0008      Oil      Producing
 Davis, James #1                   Noble           OK       -        0.0001      Oil      Shut-In
 Defender #3-24                    Stephens        OK       -        0.0007      Gas      Producing
 Delaware 28 #2                    Roger Mills     OK       -        0.0001      Gas      Producing
 Delaware 28 #3                    Roger Mills     OK       -        0.0001      Gas      Producing
 Delaware 28 #4                    Roger Mills     OK       -        0.0001      Gas      Producing
 Delaware 28 #5                    Roger Mills     OK       -        0.0001      Gas      Producing
 Freeport #2-32                    Hughes          OK    0.0117      0.0117      N/A      Shut-In
 Fresca #2-24                      Roger Mills     OK       -        0.0049      Gas      Producing
 GBP #2-4H                         LeFlore         OK    0.0015      0.0015      Gas      Producing
 George #6-20                      Washita         OK       -        0.0019      Gas      Producing
 Guinn #2-5                        Coal            OK       -        0.0051      N/A      Dry Hole
 Haggard #7-20                     Washita         OK       -        0.0019      Gas      Producing
 Hefley #10-48                     Wheeler         TX       -        0.0193      Gas      Producing
 Hefley #12-47                     Wheeler         TX       -        0.0160      Gas      Producing
 Hefley #12-48                     Wheeler         TX       -        0.0193      Gas      Producing
 Hefley #3-48                      Wheeler         TX       -        0.0193      Gas      Producing
 Hefley #5-48                      Wheeler         TX       -        0.0193      Gas      Producing
 Helton #2-60                      Wheeler         TX       -        0.0048      Gas      Producing
 Helton #3-60                      Wheeler         TX       -        0.0048      Gas      Producing
 Helton #4-60                      Wheeler         TX       -        0.0048      Gas      Producing
 Higgins #2-10                     Roger Mills     OK       -        0.0008      Gas      Producing
 Higgins #3-10                     Roger Mills     OK       -        0.0010      Gas      Producing






 Hinkle #3-28                      Washita         OK       -        0.0042      Gas      Producing
 Hinz L J #1-6                     Washita         OK       -        0.0013      Gas      Producing
 Hix #1-1                          Custer          OK       -        0.0001      Gas      Producing
 Hoyt #1B - Dakota                 Rio Arriba      NM       -        0.0000      Gas      Producing
 Hoyt #1B (Mesa Verde)             Rio Arriba      NM       -        0.0001      Gas      Producing
 Hoyt #2B                          Rio Arriba      NM       -        0.0000      Gas      Producing
 McEntire #1-11                    Atoka           OK    0.0008      0.0008      N/A      In Progress
 Millie #2-36                      Le Flore        OK       -        0.0014      Gas      Producing
 Murphy A #1                       Harper          OK       -        0.0096      Gas      Producing
 Poe #1-29                         Hughes          OK       -        0.0009      Gas      Producing
 Prater #2                         Hemphill        TX    0.0115      0.0099      Gas      Producing
 Prater #3-10                      Hemphill        TX       -        0.0027      Gas      Producing
 Prater #4-10                      Hemphill        TX       -        0.0027      Gas      Producing
 Sophia #18-50                     Wheeler         TX       -        0.0031      Gas      Producing
 Tafoya #1C                        San Juan        NM       -        0.0005      Gas      Producing
 Tafoya #1R                        San Juan        NM       -        0.0005      Gas      Producing
 Tribal #5-1                       Rio Arriba      NM       -        0.0001      N/A      Shut-In
 Tribal #5-7                       Rio Arriba      NM       -        0.0001      N/A      Shut-In
 Tribal #5-9                       Rio Arriba      NM       -        0.0001      N/A      Shut-In
 Verner W L #4-11                  Pittsburg       OK       -        0.0037      N/A      In Progress
 Williams #1-18H                   Hughes          OK       -        0.0039      Gas      Producing


 III-D Partnership
 -----------------
                                                         Working     Revenue
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Beaver Mountain #2                Haskell         OK    0.0007      0.0007      N/A      Dry Hole
 Big Kick #1                       Lea             NM       -        0.0002      Oil      Producing
 Cason #1 Re-Entry                 Haskell         OK       -        0.0000      N/A      Shut-In
 Cheyenne 29 #2                    Roger Mills     OK       -        0.0000      Gas      Producing
 Cheyenne 29 #3                    Roger Mills     OK       -        0.0000      Gas      Producing
 Cheyenne 29 #4                    Roger Mills     OK       -        0.0000      Gas      Producing
 Davis Garry #24                   Kay             OK       -        0.0001      Gas      Producing
 Davis Garry 19                    Kay             OK       -        0.0001      Oil      Producing
 Davis, James #1                   Noble           OK       -        0.0000      Oil      Shut-In
 Defender #3-24                    Stephens        OK       -        0.0001      Gas      Producing
 Delaware 28 #2                    Roger Mills     OK       -        0.0000      Gas      Producing







 Delaware 28 #3                    Roger Mills     OK       -        0.0000      Gas      Producing
 Delaware 28 #4                    Roger Mills     OK       -        0.0000      Gas      Producing
 Delaware 28 #5                    Roger Mills     OK       -        0.0000      Gas      Producing
 Freeport #2-32                    Hughes          OK    0.0017      0.0017      N/A      Shut-In
 Fresca #2-24                      Roger Mills     OK       -        0.0007      Gas      Producing
 GBP #2-4H                         Le Flore        OK    0.0002      0.0002      Gas      Producing
 George #6-20                      Washita         OK       -        0.0003      Gas      Producing
 Guinn #2-5                        Coal            OK       -        0.0007      N/A      Dry Hole
 Haggard #7-20                     Washita         OK       -        0.0003      Gas      Producing
 Hefley #10-48                     Wheeler         TX       -        0.0161      Gas      Producing
 Hefley #12-47                     Wheeler         TX       -        0.0134      Gas      Producing
 Hefley #12-48                     Wheeler         TX       -        0.0161      Gas      Producing
 Hefley #3-48                      Wheeler         TX       -        0.0161      Gas      Producing
 Hefley #5-48                      Wheeler         TX       -        0.0161      Gas      Producing
 Helton #2-60                      Wheeler         TX       -        0.0040      Gas      Producing
 Helton #3-60                      Wheeler         TX       -        0.0040      Gas      Producing
 Helton #4-60                      Wheeler         TX       -        0.0040      Gas      Producing
 Higgins #2-10                     Roger Mills     OK       -        0.0001      Gas      Producing
 Higgins #3-10                     Roger Mills     OK       -        0.0002      Gas      Producing
 Hinkle #3-28                      Washita         OK       -        0.0006      Gas      Producing
 Hinz L J #1-6                     Washita         OK       -        0.0002      Gas      Producing
 Hix #1-1                          Custer          OK       -        0.0000      Gas      Producing
 McEntire #1-11                    Atoka           OK    0.0001      0.0001      N/A      In Progress
 Millie #2-36                      Le Flore        OK       -        0.0002      Gas      Producing
 Murphy A #1                       Harper          OK       -        0.0014      Gas      Producing
 Poe #1-29                         Hughes          OK       -        0.0001      Gas      Producing
 Prater #2                         Hemphill        TX    0.0096      0.0083      Gas      Producing
 Prater #3-10                      Hemphill        TX       -        0.0022      Gas      Producing
 Prater #4-10                      Hemphill        TX       -        0.0022      Gas      Producing
 Sophia #18-50                     Wheeler         TX       -        0.0026      Gas      Producing
 Turner Land & Timber
   CO #13-10                       Clarke          AL       -        0.0001      Oil      Producing
 Verner W L #4-11                  Pittsburg       OK       -        0.0005      N/A      In Progress
 Williams #1-18H                   Hughes          OK       -        0.0006      Gas      Producing





 III-E Partnership
 -----------------
                                                         Working     Revenue
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Bighorn #1                        Sweetwater      WY      (1)         (1)       N/A      Shut-In
 Federal 5175-22-11WA              Campbell        WY       -        0.0124      N/A      Shut-In
 Federal 5175-25-33WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-27-13CO              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-27-13WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-27-21WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-27-33WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-34-13WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-34-21WA              Campbell        WY       -        0.0086      N/A      In Progress
 Federal 5175-34-31WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-34-43CO              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-34-43WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-35-21CO              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-35-21WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-35-41CO              Campbell        WY       -        0.0086      N/A      Shut-In
 Federal 5175-35-41WA              Campbell        WY       -        0.0086      N/A      Shut-In
 Floyd Fed 5175-22-31WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-23-21WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-23-23WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-23-31WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-23-41WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-23-43WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-24-13WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Floyd Fed 5175-24-31WA            Campbell        WY       -        0.0124      N/A      Shut-In
 Hay Reservoir Unit #88            Sweetwater      WY       -        0.0026      Gas      Producing
 Hayden 5175-26-23CA               Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden 5175-26-23CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden 5175-26-23WA               Campbell        WY       -        0.0016      N/A      Shut-In
 Hayden 5175-26-31CO               Campbell        WY       -        0.0087      N/A      Shut-In
 Hayden 5175-26-31WA               Campbell        WY       -        0.0029      N/A      Shut-In
 Hayden 5175-27-11CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden 5175-27-41CO               Campbell        WY       -        0.0086      N/A      Shut-In






 Hayden Fed 5175-26-33CO           Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Fed 5175-34-23WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Fed 5175-34-33WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Federal 5175-26-13WA       Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Federal 5175-26-33WA       Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Federal 5175-26-43WA       Campbell        WY       -        0.0086      N/A      Shut-In
 Hayden Federal 5175-27-23WA       Campbell        WY       -        0.0086      N/A      In Progress
 Henry 26 #2                       Eddy            NM       -        0.0001      Gas      Producing
 Mooney Fed 5175-24-23WA           Campbell        WY       -        0.0124      N/A      Dry Hole
 Pronghorn #1                      Sweetwater      WY      (2)         (2)       N/A      Shut-In
 Trail Unit #20                    Sweetwater      WY       -        0.0121      Gas      Producing
 Trail Unit #21                    Sweetwater      WY       -        0.0121      Gas      Producing
 Turner Land & Timber
   Co #13-10                       Clarke          AL       -        0.0010      Oil      Producing
 Yonkee 5175-25-13CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-25-13WA               Campbell        WY       -        0.0058      N/A      Shut-In
 Yonkee 5175-25-23CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-25-31CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-26-41CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-26-41WA               Campbell        WY       -        0.0038      N/A      Shut-In
 Yonkee 5175-35-13CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-35-13WA               Campbell        WY       -        0.0038      N/A      Shut-In
 Yonkee 5175-35-23CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-35-23WA               Campbell        WY       -        0.0038      N/A      Shut-In
 Yonkee 5175-35-31CO               Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee 5175-35-31WA               Campbell        WY       -        0.0025      N/A      Shut-In
 Yonkee Fed 5175-26-11CO           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-26-11WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-26-21CO           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-26-21WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-34-11CO           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-34-11WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-34-41WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-35-33WA           Campbell        WY       -        0.0086      N/A      Shut-In
 Yonkee Fed 5175-35-43CO           Campbell        WY       -        0.0086      N/A      In Progress
 Yonkee Fed 5175-35-43WA           Campbell        WY       -        0.0086      N/A      Shut-In







 III-F Partnership
 -----------------
                                                         Working     Revenues
 Well Name                         County          St.   Interest    Interest    Type     Status
 ---------                         -------         ---   --------    --------    ----     ------
 Bighorn #1                        Sweetwater      WY      (1)         (1)       N/A      Shut-In
 Hay Reservoir Unit #88            Sweetwater      WY       -        0.0022      Gas      Producing
 Henry 26 #2                       Eddy            NM       -        0.0001      Gas      Producing
 Pronghorn #1                      Sweetwater      WY      (2)         (2)       N/A      Shut-In
 Trail Unit #20                    Sweetwater      WY       -        0.0101      Gas      Producing
 Trail Unit #21                    Sweetwater      WY       -        0.0101      Gas      Producing

 ---------------------

(1) The III-E and III-F Partnerships elected to not participate in the drilling of the Bighorn #1 well located in Sweetwater County, Wyoming. If the well reaches payout under the terms of its operating agreement, the III-E and III-F Partnerships will have the following interests in the well:

                                          Working     Revenue
                          Partnership     Interest    Interest
                          -----------     --------    --------

                          III-E              -        0.0266
                          III-F              -        0.0223

(2) The III-E and III-F Partnerships elected to not participate in the drilling of the Pronghorn #1 well located in Sweetwater County, Wyoming. If the well reaches payout under the terms of its operating agreement, the III-E and III-F Partnerships will have the following interests in the well:

                                          Working     Revenue
                          Partnership     Interest    Interest
                          -----------     --------    --------

                          III-E              -        0.0266
                          III-F              -        0.0223

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













                  [Remainder of Page Intentionally Left Blank]

                              Net Production Data

                               III-A Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2005          2004        2003
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           33,008        37,123      45,080
   Gas (Mcf)                           388,410       460,303     516,905

Oil and gas sales:
   Oil                              $1,790,871    $1,481,826  $1,336,984
   Gas                               2,955,097     2,656,074   2,702,323
                                     ---------     ---------   ---------
      Total                         $4,745,968    $4,137,900  $4,039,307
                                     =========     =========   =========
Total direct operating
  expenses                          $1,116,240    $  834,758  $  836,517
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         23.5%         20.2%       20.7%

Average sales price:
   Per barrel of oil                    $54.26        $39.92      $29.66
   Per Mcf of gas                         7.61          5.77        5.23

Direct operating expenses
   per equivalent Bbl of
   oil                                  $11.42        $ 7.33      $ 6.37

                              Net Production Data

                               III-B Partnership
                               -----------------

                                        Year Ended December 31,
                                    -----------------------------------
                                       2005          2004        2003
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                           22,648        25,395      31,275
   Gas (Mcf)                           165,378       190,781     243,753

Oil and gas sales:
   Oil                              $1,232,871    $1,013,900  $  931,510
   Gas                               1,255,326     1,116,553   1,276,052
                                     ---------     ---------   ---------
      Total                         $2,488,197    $2,130,453  $2,207,562
                                     =========     =========   =========
Total direct operating
   expenses                         $  654,278    $  486,490  $  509,231
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         26.3%         22.8%       23.1%

Average sales price:
   Per barrel of oil                    $54.44        $39.93      $29.78
   Per Mcf of gas                         7.59          5.85        5.24

Direct operating expenses
   per equivalent Bbl of
   oil                                  $13.03        $ 8.51      $ 7.08

                              Net Production Data

                               III-C Partnership
                               -----------------

                                        Year Ended December 31,
                                    ------------------------------------
                                       2005          2004        2003
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                            9,614         9,551      13,872
   Gas (Mcf)                           514,302       548,555     668,059

Oil and gas sales:
   Oil                              $  517,387    $  371,357  $  416,104
   Gas                               3,717,422     2,963,161   3,185,294
                                     ---------     ---------   ---------
      Total                         $4,234,809    $3,334,518  $3,601,398
                                     =========     =========   =========
Total direct operating
   expenses                         $  964,443    $  859,862  $  868,275
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         22.8%         25.8%       24.1%

Average sales price:
   Per barrel of oil                    $53.82        $38.88      $30.00
   Per Mcf of gas                         7.23          5.40        4.77

Direct operating expenses
   per equivalent Bbl of
   oil                                  $10.12        $ 8.52      $ 6.93

                              Net Production Data

                               III-D Partnership
                               -----------------

                                          Year Ended December 31,
                                    ------------------------------------
                                       2005          2004       2003(1)
                                    ----------    ----------  ----------
Production:
   Oil (Bbls)                            8,611         8,411      12,909
   Gas (Mcf)                           288,655       293,250     376,825

Oil and gas sales:
   Oil                              $  455,313    $  318,494  $  365,101
   Gas                               2,013,465     1,576,403   1,749,495
                                     ---------     ---------   ---------
      Total                         $2,468,778    $1,894,897  $2,114,596
                                     =========     =========   =========
Total direct operating
   expenses                         $  596,204    $  494,353  $  528,430
                                     =========     =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         24.1%         26.1%       25.0%

Average sales price:
   Per barrel of oil                    $52.88        $37.87      $28.28
   Per Mcf of gas                         6.98          5.38        4.64

Direct operating expenses
   per equivalent Bbl of
   oil                                  $10.51        $ 8.63      $ 6.98

----------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

                              Net Production Data

                               III-E Partnership
                               -----------------

                                           Year Ended December 31,
                                   --------------------------------------
                                      2005           2004        2003(1)
                                   ----------     ----------   ----------
Production:
   Oil (Bbls)                          23,561         22,653       32,768
   Gas (Mcf)                          678,857        720,487      779,623

Oil and gas sales:
   Oil                             $1,189,780     $  834,883   $  882,702
   Gas                              4,837,523      3,798,830    3,589,841
                                    ---------      ---------    ---------
      Total                        $6,027,303     $4,633,713   $4,472,543
                                    =========      =========    =========
Total direct operating
   expenses                        $1,518,796     $1,359,631   $1,325,795
                                    =========      =========    =========
Direct operating expenses
   as a percentage of oil
   and gas sales                        25.2%          29.3%        29.6%

Average sales price:
   Per barrel of oil                   $50.50         $36.86       $26.94
   Per Mcf of gas                        7.13           5.27         4.60

Direct operating expenses
   per equivalent Bbl of
   oil                                 $11.11         $ 9.53       $ 8.15

----------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

                               Net Production Data

                               III-F Partnership
                               -----------------

                                        Year Ended December 31,
                                    -----------------------------------
                                       2005         2004        2003
                                    ----------   ----------  ----------
Production:
   Oil (Bbls)                           18,967       20,252      20,685
   Gas (Mcf)                           382,034      408,746     412,842

Oil and gas sales:
   Oil                              $1,077,763   $  794,329  $  598,509
   Gas                               2,790,192    2,147,403   1,881,269
                                     ---------    ---------   ---------
      Total                         $3,867,955   $2,941,732  $2,479,778
                                     =========    =========   =========
Total direct operating
   expenses                         $  837,697   $  726,687  $  754,502
                                     =========    =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         21.7%        24.7%       30.4%

Average sales price:
   Per barrel of oil                    $56.82       $39.22      $28.93
   Per Mcf of gas                         7.30         5.25        4.56

Direct operating expenses
   per equivalent Bbl of
   oil                                  $10.14       $ 8.22      $ 8.43


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2005. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  2005.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2005 ($61.06 per barrel and $10.08 per Mcf, respectively) were substantially higher than the prices in effect on December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2005 to be higher than such estimates and values at December 31, 2004. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2005. In fact, as of the date of this Annual Report, natural gas prices have declined significantly from the December 31, 2005 price. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2005 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                             From Proved Reserves

                          As of December 31, 2005(1)

   III-A Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            3,483,848
         Oil and liquids (Bbls)                                  96,735

      Net present value (discounted at
         10% per annum)                                     $18,172,686

   III-B Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            1,408,960
         Oil and liquids (Bbls)                                  60,591

      Net present value (discounted at
         10% per annum)                                     $ 8,094,147


   III-C Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            4,704,441
         Oil and liquids (Bbls)                                  89,290

      Net present value (discounted at
         10% per annum)                                     $19,743,674


   III-D Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            2,407,268
         Oil and liquids (Bbls)                                  83,877

      Net present value (discounted at
         10% per annum)                                     $10,571,683


   III-E Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            5,309,709
         Oil and liquids (Bbls)                                 150,195

      Net present value (discounted at
         10% per annum)                                     $25,351,236


   III-F Partnership:
   -----------------
      Estimated proved reserves:
         Gas (Mcf)                                            3,504,393
         Oil and liquids (Bbls)                                 337,230

      Net present value (discounted at
         10% per annum)                                     $20,515,797

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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2005:

                                    Operated Wells
                  ------------------------------------------
                  Partnership       Number           Percent
                  -----------       ------           -------

                      III-A           21                7%
                      III-B            3                1%
                      III-C          131               23%
                      III-D          127               31%
                      III-E           44               15%
                      III-F           26                6%


      The following tables set forth certain well and reserve information as of December 31, 2005 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The tables contain the following information for each such basin: (i) the number of gross wells and net wells,
(ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Mid-Gulf Coast Basin covers Mississippi and southern Alabama. The Las Animas Arch Basin straddles east Colorado and northwest Kansas. The Southern Oklahoma Folded Belt Basin is located in southern Oklahoma, while the Green River Basin is located in southern Wyoming and northwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico.




                                     Significant Properties as of December 31, 2005
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------
III-A Partnership:
     Gulf Coast            82      6.43         52       134        4      3%     75,472     1,276,196     $8,471,903
     Anadarko              38      2.30         22        60       17     28%      5,190     1,548,706      6,803,700

III-B Partnership:
     Gulf Coast            78      3.53         52       130        -      -      49,137       616,571     $4,609,968
     Anadarko              43      2.58         13        56        3      5%      5,779       470,802      2,086,503

III-C Partnership:
     Anadarko              59      6.42        100       159       35     22%     11,762     2,370,054     $9,632,114
     Southern Okla.
       Folded Belt         45      8.58         17        62       24     39%     51,977     1,403,509      6,604,595
     Permian               28      7.41         22        50       42     84%     24,290       605,304      1,930,740

III-D Partnership:
     Anadarko              37      3.58        100       137       35     26%      3,166     1,774,265     $7,128,097
     Permian               28      6.20         22        50       42     84%     20,185       490,068      1,530,302
     Southern Okla.
       Folded Belt         38      2.83         15        53       20     38%     46,768       155,223      1,486,217

---------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.




                                     Significant Properties as of December 31, 2005
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    ------------    Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
------------------      ------   -------    --------    ------   ------   ----   ---------    ---------    -----------
III-E Partnership:
     Green River           56      4.29         28        84         -      -       18,793    2,396,374    $10,604,510
     Anadarko              21      5.05          4        25        18     72%      12,315    1,010,774      3,906,790
     Gulf Coast            34      3.59          7        41         3      7%       8,768      682,582      3,750,090
     Mid-Gulf Coast        11      1.52          2        13         -      -       97,864          420      2,468,330

III-F Partnership:
     Green River           56      3.60         28        84         -      -       15,781    2,018,339    $ 8,928,339
     Anadarko              26      5.65          4        30        23     77%      30,450      973,201      4,201,254
     Las Animas Arch       66      1.73          -        66         -      -      162,432         -         3,059,408

--------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2005, as compared to December 31, 2004, were significant to the Partnerships.

                     The  III-E  and  III-F  Partnerships'   estimated
              proved reserves decreased approximately 96,000 and 80,000 barrels of oil equivalent, respectively, in the Trail Unit, which is a large unitized property in Sweetwater County, Wyoming from December 31, 2004 to December 31, 2005. This decrease was primarily due to a revised forecast in reserves based on actual production experience.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2005.



                                    PART II

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2006, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,105
               III-B           138,336                  661
               III-C           244,536                1,033
               III-D           131,008                  563
               III-E           418,266                1,702
               III-F           221,484                  868

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

                            Repurchase Offer Prices
                            -----------------------

                      2004                         2005                2006
            -------------------------     -------------------------    ----
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.     Qtr.
------      ----   ----    ----  ----     ----  ----    ----   ----     ----
III-A       $16    $14     $23   $20      $18   $15     $25    $23      $19
III-B        13     11      20    17       15    13      21     19       16
III-C        22     20      24    22       20    18      25     22       19
III-D        23     22      23    21       20    17      25     23       20
III-E        19     18      18    17       16    14      23     21       19
III-F        23     21      25    24       22    19      33     31       27

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

      The following is a summary of cash distributions paid to the Limited Partners during 2004, 2005, and the first quarter of 2006:


                              Cash Distributions
                               -----------------


                                    2004
                 -----------------------------------------
                  1st         2nd          3rd       4th
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.
      ------     -----       -----        -----      -----

      III-A      $1.81        $2.13       $2.20      $2.72
      III-B       1.64         1.67        1.89       2.43
      III-C       1.79         1.74        1.65       1.89
      III-D       2.15         1.68        2.90(1)    1.77
      III-E       2.06          .44        3.60(1)     .62
      III-F       1.35         1.55        1.50       1.40

                                 2005                             2006
                 ----------------------------------------         -----
                  1st         2nd          3rd       4th           1st
      P/ship      Qtr.        Qtr.         Qtr.      Qtr.          Qtr.
      ------     -----       -----        -----      -----        -----

      III-A      $2.58        $2.20       $2.58      $2.59        $3.49
      III-B       2.49         1.83        2.47       2.36         3.17
      III-C       1.36         2.03        2.47       2.50         2.65
      III-D       1.39         2.27        2.51       2.67         2.60
      III-E        .82         2.06        1.78       1.71         2.19
      III-F       1.91         2.55        2.37       2.56         3.65
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










                  [Remainder of Page Intentionally Left Blank]




                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  2005                2004              2003              2002              2001
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,745,968          $4,137,900        $4,039,307        $3,875,098        $5,425,163
Net Income:
   Limited Partners             2,826,610           2,534,550         2,419,111         1,822,932         3,211,072
   General Partner                329,261             297,437           286,852           256,987           405,019
   Total                        3,155,871           2,831,987         2,705,963         2,079,919         3,616,091
Limited Partners' Net
   Income per Unit                  10.71                9.60              9.16              6.91             12.16
Limited Partners' Cash
   Distributions per
   Unit                              9.95                8.86              9.89              8.88             14.66
Total Assets                    3,006,720           2,577,310         2,357,510         2,465,350         3,086,819
Partners' Capital
   (Deficit):
   Limited Partners             2,609,490           2,410,880         2,213,330         2,405,219         2,927,287
   General Partner            (    59,217)        (    88,506)      (   104,097)      (    87,091)      (   114,834)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976           263,976




                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2005                2004              2003              2002              2001
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,488,197          $2,130,453        $2,207,562        $2,276,161        $3,146,463
Net Income:
   Limited Partners             1,318,911           1,154,435         1,171,730           916,420         1,701,127
   General Partner                246,787             219,288           227,153           216,453           348,971
   Total                        1,565,698           1,373,723         1,398,883         1,132,873         2,050,098
Limited Partners' Net
   Income per Unit                   9.53                8.35              8.47              6.62             12.30
Limited Partners' Cash
   Distributions per
   Unit                              9.15                7.63              9.76              9.39             14.44
Total Assets                    1,577,808           1,379,422         1,270,257         1,390,931         1,830,746
Partners' Capital
   (Deficit):
   Limited Partners             1,332,570           1,277,659         1,178,224         1,357,494         1,741,074
   General Partner            (    35,041)        (    58,429)      (    68,928)      (    48,554)      (    67,276)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336




                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2005                2004              2003              2002              2001
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,234,809          $3,334,518        $3,601,398        $2,740,888        $4,371,115
Net Income:
   Limited Partners             2,468,202           1,531,505         2,016,059         1,178,582         2,653,485
   General Partner                295,223             213,797           243,670           158,236           163,926
   Total                        2,763,425           1,745,302         2,259,729         1,336,818         2,817,411
Limited Partners' Net
   Income per Unit                  10.09                6.26              8.24              4.82             10.85
Limited Partners' Cash
   Distributions per
   Unit                              8.36                7.07              8.14              4.77             16.36
Total Assets                    3,504,783           2,790,409         2,902,685         2,751,198         2,627,295
Partners' Capital
   (Deficit):
   Limited Partners             2,769,567           2,345,365         2,542,860         2,517,801         2,507,219
   General Partner            (   105,515)        (   136,932)      (   153,480)      (   150,636)      (   175,495)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536           244,536



                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2005                2004             2003(1)           2002(1)           2001(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,468,778          $1,894,897        $2,114,596        $1,623,494        $2,424,490
Income (Loss) from:
   Continuing Operations        1,590,307           1,136,358         1,335,178           776,273         1,541,967
   Discontinued
     Operations                      -            (    86,127)          111,356            22,377           195,103
Net Income:
   Limited Partners             1,421,578             936,644         1,293,974           705,530         1,630,013
   General Partner                168,729             113,587           155,435            93,120           107,057
   Total                        1,590,307           1,050,231         1,449,409           798,650         1,737,070
Limited Partners' Net
   Income per Unit                  10.85                7.15              9.88              5.39             12.44
Limited Partners' Cash
   Distributions per
   Unit                              8.84                8.50              9.55              3.75             19.36
Total Assets                    1,741,237           1,370,609         1,731,542         1,458,550         1,157,930
Partners' Capital
   (Deficit):
   Limited Partners             1,214,550             951,972         1,129,328         1,086,354           872,824
   General Partner            (    29,279)        (    55,158)      (    47,561)      (    50,949)      (    72,956)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008

-------------
(1)   These amounts have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation.
      See Part II, Item 7 for more information about this discontinued operation.





                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2005                2004             2003(1)           2002(1)           2001(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $6,027,303          $4,633,713        $4,472,543        $2,859,082        $4,752,859
Income (Loss) from:
   Continuing Operations        3,703,346           2,599,547         2,519,727           777,174         2,722,457
   Discontinued
     Operations                      -            (   598,888)          785,456           149,044         1,283,442
Net Income:
   Limited Partners             3,304,874           1,782,244         2,940,848           798,510         3,744,610
   General Partner                398,472             218,415           367,060           127,708           261,289
   Total                        3,703,346           2,000,659         3,307,908           926,218         4,005,899
Limited Partners' Net
   Income per Unit                   7.90                4.26              7.03              1.91              8.95
Limited Partners' Cash
   Distributions per
   Unit                              6.37                6.72              5.10               .63             14.81
Total Assets                    4,755,246           4,254,283         6,654,923         4,442,417         3,768,636
Partners' Capital
   (Deficit):
   Limited Partners             3,918,651           3,277,777         4,302,533         3,492,685         2,960,175
   General Partner            (   197,010)        (   316,058)      (   177,234)      (   250,684)      (   286,758)
Number of Units
   Outstanding                    418,266             418,266           418,266           418,266           418,266
----------
(1)   These amounts have been  restated to reflect the sale of the Jay Field during 2004 as a  discontinued  operation.
      See Part II, Item 7 for more information about this discontinued operation.




                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2005                2004              2003              2002              2001
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $3,867,955          $2,941,732        $2,479,778        $1,636,758        $2,934,300
Net Income:
   Limited Partners             2,428,636           1,694,433         1,176,685           460,816         1,782,241
   General Partner                135,780              95,789            70,747            35,680           103,349
   Total                        2,564,416           1,790,222         1,247,432           496,496         1,885,590
Limited Partners' Net
   Income per Unit                  10.97                7.65              5.31              2.08              8.05
Limited Partners' Cash
   Distributions per
   Unit                              9.39                5.80              4.72              2.60             13.62
Total Assets                    3,557,937           2,994,343         2,592,302         2,427,147         2,369,806
Partners' Capital
   (Deficit):
   Limited Partners             3,131,791           2,783,155         2,374,722         2,245,037         2,359,221
   General Partner            (   126,897)        (   142,055)      (   156,356)      (   159,621)      (   161,655)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484           221,484


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

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


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

      The sale of the Jay Field interests impacted the operations of the III-D and III-E Partnerships. Routine audits of joint interest billings by an unaffiliated non-operator after the close date of the sale resulted in additional expenses of approximately $76,000 and $544,000, respectively, billed to the III-D and III-E Partnerships. The expenses represent costs incurred before the effective date of the sale. The reader should refer to Note 6 - Discontinued Operations to the financial statements included in

Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this matter.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions and the impact of weather-related events;
      *     The availability of pipelines for transportation;
      *     Domestic and foreign government regulations and taxes; and
      *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production;
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
      * Prior period volume adjustments (either positive or negative) made by operators of the properties;
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004, and for the year ended December 31, 2004 as compared to the year ended December 31, 2003.



                               III-A Partnership
                               -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $608,000 (14.7%) in 2005 as compared to 2004. Of this increase $473,000 and $714,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $164,000 and $415,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,115 barrels and 71,893 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to
(i) normal declines in production, (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers, and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. As of the date of this Annual Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Average  oil and gas prices  increased  to $54.26 per barrel and $7.61 per
Mcf,  respectively,   in  2005  from  $39.92  per  barrel  and  $5.77  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $281,000 (33.7%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made in 2005 by the operator on one significant well. These increases were partially offset by a negative prior period production tax adjustment also made in 2005 by the operator on another significant well. As a percentage of oil and gas sales, these expenses increased to 23.5% in 2005 from 20.2% in 2004, primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $8,000 (4.9%) in 2005 as compared to 2004. Of this increase
(i) $67,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $44,000 was related to previously fully depleted wells, and (ii) $8,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% in 2005 from 4.0% in 2004.

      General and administrative expenses increased $6,000 (2.0%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 6.7% in 2005 from 7.6% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $41,524,701 or 157.30% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $99,000 (2.4%) in 2004 as compared to 2003. Of this increase $381,000 and $250,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $236,000 and $296,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,957 barrels and 56,602 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 due to mechanical problems. (See Results of Operations discussion for 2004 - 2005 for an update on this well.) The decrease in volumes of gas sold was primarily due to normal declines in production, which was partially offset by the receipt of first revenues on one significant well during 2004.

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

      DD&A of oil and gas properties decreased $21,000 (11.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of oil and gas sales, this expense decreased to 4.0% in 2004 from 4.6% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 7.6% in 2004 from 7.8% in 2003.



                                III-B Partnership
                                -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $358,000 (16.8%) in 2005 as compared to 2004. Of this increase $329,000 and $288,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $110,000 and $149,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,747 barrels and 25,403 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to
(i) normal declines in production and (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Annual Report, the operator has not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate.

      Average  oil and gas prices  increased  to $54.44 per barrel and $7.59 per
Mcf,  respectively,   in  2005  from  $39.93  per  barrel  and  $5.85  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $168,000 (34.5%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made in 2005 by the operator on one significant well. These increases were partially offset by a negative prior period production tax adjustment also made in 2005 by the operator on another significant well. As a percentage of oil and gas sales, these expenses increased to 26.3% in 2005 from 22.8% in 2004, primarily due to the dollar increase in oil and gas production expenses.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties decreased $2,000 (2.4%) in 2005 as compared to

2004. This decrease was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $44,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $27,000 was related to previously fully depleted wells, and (ii) $5,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.8% in 2005 from 4.6% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,000 (3.9%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.3% in 2005 from 8.2% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $23,096,353 or 166.96% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $77,000 (3.5%) in 2004 as compared to 2003. Of this decrease $175,000 and $277,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $257,000 and $118,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,880 barrels and 52,972 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 due to mechanical problems. (See Results of Operations discussion for 2004 - 2005 for an update on this well.) The decrease in volumes of gas sold was primarily due to normal declines in production.

      Average  oil and gas prices  increased  to $39.93 per barrel and $5.85 per
Mcf,  respectively,   in  2004  from  $29.78  per  barrel  and  $5.24  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,000 (4.5%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 22.8% in 2004 from 23.1% in 2003.

      DD&A of oil and gas properties decreased $28,000 (22.5%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of oil and gas sales, this expense decreased to 4.6% in 2004 from 5.7% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.2% in 2004 from 8.0% in 2003.



                               III-C Partnership
                               -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $900,000 (27.0%) in 2005 as compared to 2004. Of this increase (i) $144,000 and $939,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $2,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $185,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 63 barrels, while volumes of gas sold decreased 34,253 Mcf in 2005 as compared to 2004.

      The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during early to mid 2005 and (ii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) substantial declines in production during 2005 on two significant wells following unsuccessful 2004 workovers of those wells, and
(iii) a negative prior period volume adjustment on one significant well during 2005. The wells with substantial declines in production are not expected to return to their previously high levels of production. These decreases were partially offset by (i) the successful completion of several new wells during late 2004 and early to mid 2005 and (ii) increases in production on several other wells following the successful workovers of those wells during mid to late 2004 and early 2005.

      Average oil and gas prices increased to $53.82 per barrel and $7.23 per Mcf, respectively, in 2005 from $38.88 per barrel and $5.40 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $105,000 (12.2%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by lower workover expenses incurred on several other wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 22.8% in 2005 from 25.8% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $213,000 (48.2%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by (i) $53,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $34,000 was related to previously fully depleted wells, (ii) $8,000 due to accretion of these additional asset retirement obligations, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of two developmental wells. As a percentage of oil and gas sales, this expense decreased to 5.4% in 2005 from 13.3% in 2004, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses increased $6,000 (2.1%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.0% in 2005 from 8.7% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $31,437,795 or 128.56% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $267,000 (7.4%) in 2004 as compared to 2003. Of this decrease $130,000 and $570,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $85,000 and $348,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,321 barrels and 119,504 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a production zone on one significant well during late 2003. The shut-in well continues to produce at a lower rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-C Partnership becoming over produced in excess of estimated ultimate reserves, thereby increasing its gas imbalance payable. These decreases were partially offset by the successful completion of a new well during early 2004.

      Average  oil and gas prices  increased  to $38.88 per barrel and $5.40 per
Mcf,  respectively,   in  2004  from  $30.00  per  barrel  and  $4.77  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,000 (1.0%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by workover expenses incurred on several wells during 2004. As a percentage of oil and gas sales, these expenses increased to 25.8% in 2004 from 24.1% in 2003.

      DD&A of oil and gas properties increased $238,000 (116.6%) in 2004 as compared to 2003, primarily due to one significant well being fully depleted in 2004 due to the lack of remaining reserves. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 13.3% in 2004 from 5.7% in 2003, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.7% in 2004 from 8.1% in 2003.



                               III-D Partnership
                               -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $574,000 (30.3%) in 2005 as compared to 2004. Of this increase (i) $129,000 and $462,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $8,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $25,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 200 barrels, while volumes of gas sold decreased 4,595 Mcf in 2005 as compared to 2004.

      The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during early to mid 2005 and (ii) an increase in production on one significant well following the successful workover of that well during late 2004. These increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following its unsuccessful 2004 workover. This well is not expected to return to its previously high levels of production. These decreases were partially offset by (i) the successful completion of several new wells during late 2004 and early to mid 2005 and (ii) increases in production on two significant wells following the successful workovers of those wells during mid to late 2004.

      Average oil and gas prices increased to $52.88 per barrel and $6.98 per Mcf, respectively, in 2005 from $37.87 per barrel and $5.38 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $102,000 (20.6%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) repair and maintence expenses incurred on several other wells during 2005. These increases were partially offset by lower workover expenses incurred on two significant wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 24.1% in 2005 from 26.1% in 2004.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $22,000 (23.4%) in 2005 as compared to 2004. Of this increase (i) $34,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $25,000 was related to previously fully depleted wells, and (ii) $5,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. These increases were partially offset by (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of oil and gas sales, this expense decreased to 4.8% in 2005 from 5.1% in 2004.

      General and administrative expenses increased $2,000 (1.4%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.0% in 2005 from 9.0% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2005   totaling   $17,584,669,   or  134.23%  of   Limited   Partners'   capital
contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      The following discussion contains amounts for the year 2003 which have been restated to reflect the 2004 sale of the Jay Field as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales decreased $220,000 (10.4%) in 2004 as compared to 2003. Of this decrease $127,000 and $388,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $80,000 and $215,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,498 barrels and 83,575 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a production zone on one significant well during late 2003 and
(ii) normal declines in production. The shut-in well continues to produce at a lower rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the III-D Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable.

      Average  oil and gas prices  increased  to $37.87 per barrel and $5.38 per
Mcf,  respectively,   in  2004  from  $28.28  per  barrel  and  $4.64  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,000 (6.4%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold,
(ii) 2003 workover expenses incurred on one significant well, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on two other significant wells during 2004. As a percentage of oil and gas sales, these expenses increased to 26.1% in 2004 from 25.0% in 2003.

      DD&A of oil and gas properties decreased $1,000 (1.0%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by one significant well being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, these expenses increased to 5.1% in 2004 from 4.6% in 2003.

      General and administrative expenses increased $4,000 (2.4%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses increased to 9.0% in 2004 from 7.9% in 2003, primarily due to the decrease in oil and gas sales.



                               III-E Partnership
                               -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $1,394,000 (30.1%) in 2005 as compared to 2004. Of this increase (i) $322,000 and $1,258,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $33,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $219,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 908 barrels, while volumes of gas sold decreased 41,630 Mcf in 2005 as compared to 2004.

      The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment on one significant well during 2004. This increase was substantially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Average  oil and gas prices  increased  to $50.50 per barrel and $7.13 per
Mcf,  respectively,   in  2005  from  $36.86  per  barrel  and  $5.27  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $159,000 (11.7%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2005. These increases were partially offset by a positive prior period production tax adjustment on one significant unit during 2004. As a percentage of oil and gas sales, these expenses decreased to 25.2% in 2005 from 29.3% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $143,000 (72.8%) in 2005 as compared to 2004. Of this increase (i) $85,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $61,000 was related to previously fully depleted wells, and (ii) $11,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) downward revisions in the estimates of remaining gas reserves since December 31, 2004 and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. These increases were partially offset by
(i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 5.6% in 2005 from 4.2% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.1% in 2005 from 10.5% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $51,959,016 or 124.22% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      The following discussion contains amounts for the year 2003 which have been restated to reflect the 2004 sale of the Jay Field as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Total oil and gas sales increased $161,000 (3.6%) in 2004 as compared to 2003. Of this increase $225,000 and $481,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $273,000 and $272,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 10,115 barrels and 59,136 Mcf, respectively, in 2004 as compared to 2003.

      The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2004 and (ii) normal declines in production.

      Average  oil and gas prices  increased  to $36.86 per barrel and $5.27 per
Mcf,  respectively,   in  2004  from  $26.94  per  barrel  and  $4.60  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,000 (2.6%) in 2004 as compared to 2003. This increase was primarily due to (i) a prior period production tax adjustment on one significant unit during 2004, (ii) workover expenses incurred on two significant wells during 2004, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 29.3% in 2004 from 29.6% in 2003.

      DD&A of oil and gas properties decreased $25,000 (11.2%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted in 2003 due to the lack of remaining reserves. These decreases were partially offset by (i) an increase in depletable oil and gas properties primarily due to 2004 recompletion activities on two significant wells and (ii) one other significant well being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.2% in 2004 from 4.9% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 10.5% in 2004 from 10.9% in 2003.



                               III-F Partnership
                               -----------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $926,000 (31.5%) in 2005 as compared to 2004. Of this increase $334,000 and $783,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $140,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,285 barrels and 26,712 Mcf, respectively, in 2005 as compared to 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $56.82 per barrel and $7.30 per Mcf, respectively, in 2005 from $39.22 per barrel and $5.25 per Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $111,000 (15.3%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2005. As a percentage of oil and gas sales, these expenses decreased to 21.7% in 2005 from 24.7% in 2004, primarily due to the increase in oil and gas sales.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $46,000 (28.5%) in 2005 as compared to 2004. Of this increase (i) $24,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $13,000 was related to previously fully depleted wells, and (ii) $6,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves on one significant well since December 31, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% in 2005 from 5.5% in 2004.

      General and administrative expenses increased $6,000 (2.3%) in 2005 as compard to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2005 from 9.1% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $21,752,904 or 98.21% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $462,000 (18.6%) in 2004 as compared to 2003. Of this increase $208,000 and $285,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 433 barrels and 4,096 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $39.22 per barrel and $5.25 per Mcf, respectively, in 2004 from $28.93 per barrel and $4.56 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,000 (3.7%) in 2004 as compared to 2003. This decrease was primarily due to (i) workover expenses incurred on one significant well during 2003 and (ii) the abandonment of another significant well in early 2003 due to severe mechanical problems. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.7% in 2004 from 30.4% in 2003, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties decreased $54,000 (25.1%) in 2004 as compared to 2003. This decrease was primarily due to (i) the abandonment of one significant well in 2003 due to severe mechanical problems and (ii) another significant well being fully depleted in 2003 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.5% in 2004 from 8.7% in 2003. This percentage decrease was primarily due to (i) the dollar decrease in DD&A of oil and gas properties and (ii) increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2004 from 10.8% in 2003, primarily due to the increase in oil and gas sales.


      Average Sale Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel or 6 Mcf of gas) for 2005, 2004, and 2003.

                             2005 Compared to 2004
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship            2005                       2004               % Change
------      -------------------        -----------------       ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)       Oil      Gas
            -------     -------        -------   -------       ---      ---
III-A       $54.26       $7.61         $39.92     $5.77        36%      32%
III-B        54.44        7.59          39.93      5.85        36%      30%
III-C        53.82        7.23          38.88      5.40        38%      34%
III-D        52.88        6.98          37.87      5.38        40%      30%
III-E        50.50        7.13          36.86      5.27        37%      35%
III-F        56.82        7.30          39.22      5.25        45%      39%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship             2005                      2004                % Change
------      -------------------        ------------------      --------------
              Oil         Gas           Oil         Gas         Oil      Gas
            (Bbls)       (Mcf)         (Bbls)      (Mcf)       (Bbls)   (Mcf)
            ------      -------        ------     -------      ------   -----
III-A       33,008      388,410        37,123     460,303      (11%)    (16%)
III-B       22,648      165,378        25,395     190,781      (11%)    (13%)
III-C        9,614      514,302         9,551     548,555        1%      (6%)
III-D        8,611      288,655         8,411     293,250        2%      (2%)
III-E       23,561      678,857        22,653     720,487        4%      (6%)
III-F       18,967      382,034        20,252     408,746       (6%)     (7%)

                           Average Production Costs
                         per Barrel of Oil Equivalent
                  ----------------------------------------
                  P/ship      2005      2004      % Change
                  ------     ------    -----      --------
                  III-A      $11.42    $7.33          56%
                  III-B       13.03     8.51          53%
                  III-C       10.12     8.52          19%
                  III-D       10.51     8.63          22%
                  III-E       11.11     9.53          17%
                  III-F       10.14     8.22          23%

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship             2004                     2003(1)              % Change
------      -------------------        -----------------       ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)       Oil      Gas
            -------     -------        -------   -------       ---      ---
III-A       $39.92       $5.77         $29.66     $5.23        35%      10%
III-B        39.93        5.85          29.78      5.24        34%      12%
III-C        38.88        5.40          30.00      4.77        30%      13%
III-D        37.87        5.38          28.28      4.64        34%      16%
III-E        36.86        5.27          26.94      4.60        37%      15%
III-F        39.22        5.25          28.93      4.56        36%      15%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship             2004                      2003(1)              % Change
------      -------------------        ------------------      --------------
              Oil         Gas           Oil         Gas         Oil      Gas
            (Bbls)       (Mcf)         (Bbls)      (Mcf)       (Bbls)   (Mcf)
            ------      -------        ------     -------      ------   -----
III-A       37,123      460,303        45,080     516,905      (18%)    (11%)
III-B       25,395      190,781        31,275     243,753      (19%)    (22%)
III-C        9,551      548,555        13,872     668,059      (31%)    (18%)
III-D        8,411      293,250        12,909     376,825      (35%)    (22%)
III-E       22,653      720,487        32,768     779,623      (31%)    ( 8%)
III-F       20,252      408,746        20,685     412,842      ( 2%)    ( 1%)

                           Average Production Costs
                         per Barrel of Oil Equivalent
                  ----------------------------------------
                  P/ship      2004     2003(1)    % Change
                  ------     -----     -------    --------
                  III-A      $7.33      $6.37         15%
                  III-B       8.51       7.08         20%
                  III-C       8.52       6.93         23%
                  III-D       8.63       6.98         24%
                  III-E       9.53       8.15         13%
                  III-F       8.22       8.43        ( 2%)

-----------
(1) The amounts for the III-D and III-E Partnerships have been restated to reflect the sale of the Jay Field during 2004 as a discontinued operation. See Part II, Item 7 for more information about this discontinued operation.

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not generally reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2005 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2005 would have the following remaining lives:

                  Partnership         Gas-Years       Oil-Years
                  -----------         ---------       ---------

                     III-A               9.0             2.9
                     III-B               8.5             2.7
                     III-C               9.1             9.3
                     III-D               8.3             9.7
                     III-E               7.8             6.4
                     III-F               9.2            17.8

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. As discussed below, the Partnerships must terminate no later than December 31, 2009 (November 22, 2009 for the III-A Partnership), which is four years from December 31, 2005.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2005, 2004, and 2003, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletions and developmental drilling:

      Partnership         2005              2004              2003
      -----------       --------          --------          -------

         III-A          $ 16,822          $ 78,142          $53,311
         III-B             2,903            52,376           32,726
         III-C           127,299           217,479           21,609
         III-D            85,828            27,306            6,141
         III-E           158,067           245,429           21,436
         III-F            32,310           188,433           16,762

      While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2004 and 2003. No such sales occurred during 2005. The sales of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2005, 2004, and 2003, were as follows:

      Partnership           2005           2004            2003
      -----------         --------       --------        --------
        III-A             $   -          $    375        $  1,902
        III-B                 -              -                984
        III-C                 -              -             34,411
        III-D                 -            88,277          23,232
        III-E                 -           629,332         101,704
        III-F                 -             1,654          17,010

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the Partnerships will increase the number of properties to be sold. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs and cash flow will be reduced as properties are sold.

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

      The General Partner expects general and administrative expenses to increase substantially during 2006 and 2007 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2007.

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has extended the term of the Partnerships for the fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial          Extensions          Current
   Partnership       Termination Date      Exercised      Termination Date
   -----------      ------------------     ---------     -----------------
      III-A         November 22, 1999           4        November 22, 2007
      III-B         January 24, 2000            4        December 31, 2007
      III-C         February 28, 2000           4        December 31, 2007
      III-D         September 5, 2000           4        December 31, 2007
      III-E         December 26, 2000           4        December 31, 2007
      III-F         March 7, 2001               4        December 31, 2007

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating costs incurred by the Partnerships. This pressure is expected to continue if commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2005 but which was not so reported.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age          Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          54     President and Director

      Judy K. Fox              55     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2005 of reports required under Section 16 of the Securities Exchange Act of 1934.


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


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2005, 2004, and 2003, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.


            Partnership         2005          2004         2003
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the

Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2005, 2004, and 2003:










                  [Remainder of Page Intentionally Left Blank]



                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                       Annual Compensation                     Awards          Payouts
                                -------------------------------     -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    --------     -------    -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2003        -           -          -            -             -            -           -
                        2004        -           -          -            -             -            -           -
                        2005        -           -          -            -             -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $150,821        -          -            -             -            -           -
                        2004    $161,596        -          -            -             -            -           -
                        2005    $165,823        -          -            -             -            -           -

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




                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                       Annual Compensation                    Awards           Payouts
                                 -------------------------------    -----------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2003        -           -           -           -            -             -           -
                        2004        -           -           -           -            -             -           -
                        2005        -           -           -           -            -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $79,038        -           -           -            -             -           -
                        2004     $84,685        -           -           -            -             -           -
                        2005     $86,900        -           -           -            -             -           -

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



                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                            Long Term Compensation
                                                                     ------------------------------------
                                       Annual Compensation                     Awards            Payouts
                                 -------------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/      Payouts   sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)       ($)
---------------         ----     --------    -------     -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)            2003         -          -           -            -             -             -         -
                        2004         -          -           -            -             -             -         -
                        2005         -          -           -            -             -             -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003     $139,716       -           -            -             -             -         -
                        2004     $149,698       -           -            -             -             -         -
                        2005     $153,613       -           -            -             -             -         -

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



                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                    ----------------------------------
                                       Annual Compensation                  Awards             Payouts
                                -------------------------------     -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2003       -           -           -            -             -            -           -
                        2004       -           -           -            -             -            -           -
                        2005       -           -           -            -             -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $74,850        -           -            -             -            -           -
                        2004    $80,198        -           -            -             -            -           -
                        2005    $82,296        -           -            -             -            -           -

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



                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                 Awards                Payouts
                                -------------------------------   -----------------------       -------
                                                                                  Securi-
                                                         Other                     ties                       All
     Name                                                Annual   Restricted      Under-                     Other
      and                                               Compen-     Stock         lying          LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)      Options/       Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)          SARs(#)         ($)         ($)
---------------         ----    --------    -------     -------   ----------     --------       -------     -------
Dennis R. Neill,
President(1)            2003        -          -           -          -             -              -           -
                        2004        -          -           -          -             -              -           -
                        2005        -          -           -          -             -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $238,971       -           -          -             -              -           -
                        2004    $256,045       -           -          -             -              -           -
                        2005    $262,741       -           -          -             -              -           -

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




                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2005

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                      Annual Compensation                    Awards            Payouts
                                -------------------------------     ----------------------     -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual     Restricted     Under-                    Other
      and                                               Compen-       Stock        lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)     Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)         SARs(#)        ($)         ($)
---------------         ----    --------    -------     -------     ----------    --------      -------     -------
Dennis R. Neill,
President(1)            2003        -          -           -            -            -             -           -
                        2004        -          -           -            -            -             -           -
                        2005        -          -           -            -            -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2003    $126,539       -           -            -            -             -           -
                        2004    $135,580       -           -            -            -             -           -
                        2005    $139,126       -           -            -            -             -           -

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

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                             66,383  (25.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   66,383  (25.2%)

III-B Partnership:
-----------------
   Samson Resources Company                             33,507  (24.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   33,507  (24.2%)

III-C Partnership:
-----------------
   Samson Resources Company                             68,804  (28.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   68,804  (28.1%)

III-D Partnership:
-----------------
   Samson Resources Company                             37,728  (28.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   37,728  (28.8%)

III-E Partnership:
-----------------
   Samson Resources Company                            124,864  (29.9%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  124,864  (29.9%)

III-F Partnership:
-----------------
   Samson Resources Company                             69,103  (31.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   69,103  (31.2%)


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2005 and 2004, each Partnership paid the following audit fees:

                                                  2005        2004
                                                -------     -------
      Year-end audit per engagement letter      $23,716     $21,560
      1st quarter 10-Q review                       925         825
      2nd quarter 10-Q review                       917         825
      3rd quarter 10-Q review                       917         825


      Audit-Related Fees

      During 2005 and 2004 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2005 and 2004 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2005 and 2004 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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

            as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations
            Statements of Changes in Partners' Capital (Deficit)
            Statements of Cash Flows
            Notes to Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

Exh.
No.         Exhibit
----        -------

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

*4.11 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-A dated October 27, 2005.

 4.12 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.13 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.17 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.18 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.19 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.20 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.21 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

*4.22 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-B dated October 27, 2005.

 4.23 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.24 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December

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

 4.28 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.30 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.31 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.32 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

*4.33 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-C dated October 27, 2005.

 4.34 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.36 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.37 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.40 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Sixth Amendment to Agreement of Limited Partnership dated August 20, 2002 for the Geodyne Energy Income

            Limited Partnership III-D filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.43 Seventh Amendment to Agreement of Limited Partnership dated August 18, 2004 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2004, and is hereby incorporated by reference.

*4.44 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated October 27, 2005.

 4.45 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.47 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

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

 4.51 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

 4.54       Seventh  Amendment  to  Agreement  of  Limited  Partnership  for the
            Geodyne Energy Income Limited Partnership III-E dated August 18, 2004, filed as Exhibit 4.53 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2005, and is hereby incorporated by reference.

*4.55 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-E dated October 27, 2005.

 4.56 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.58 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to

            Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.61 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.62 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.63 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.64 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.65 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 7, 2005, filed as Exhibit 4.60 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2004, and is hereby incorporated by reference.

*4.66 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated October 27, 2005.

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

                                      March 29, 2006

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

By:   //s//Dennis R. Neill      President and            March 29, 2006
      --------------------      Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 29, 2006
      --------------------      Officer (Principal
        Craig D. Loseke         Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                March 29, 2006
      --------------------
          Judy K. Fox

Item 8:     Financial Statements and Supplementary Data

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                              2005                2004
                                          ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents               $1,209,317          $1,038,719
   Accounts receivable:
      Oil and gas sales                       831,772             588,829
                                            ---------           ---------
         Total current assets              $2,041,089          $1,627,548

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             775,391             761,804

DEFERRED CHARGE                               190,240             187,958
                                            ---------           ---------
                                           $3,006,720          $2,577,310
                                            =========           =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                        $  126,411          $   84,554
   Gas imbalance payable                       17,660              26,709
   Asset retirement obligation -
      current (Note 1)                         14,606              18,336
                                            ---------           ---------
         Total current liabilities         $  158,677          $  129,599

LONG-TERM LIABILITIES:
   Accrued liability                       $   27,120          $   28,718
   Asset retirement obligation
      (Note 1)                                270,650              96,619
                                            ---------           ---------
         Total long-term liabilities       $  297,770          $  125,337

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   59,217)        ($   88,506)
   Limited Partners, issued and
      outstanding, 263,976 Units            2,609,490           2,410,880
                                            ---------           ---------
         Total Partners' capital           $2,550,273          $2,322,374
                                            ---------           ---------
                                           $3,006,720          $2,577,310
                                            =========           =========

              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Operations
                For the Years Ended December 31, 2005, 2004, and 2003

                                      2005             2004            2003
                                   ----------       ----------     ------------
REVENUES:
   Oil and gas sales               $4,745,968       $4,137,900      $4,039,307
   Interest income                     19,441            6,549           5,800
   Gain on sale of oil
      and gas properties                 -               1,399            -
                                    ---------        ---------       ---------
                                   $4,765,409       $4,145,848      $4,045,107

COSTS AND EXPENSES:
   Lease operating                 $  699,570       $  504,320      $  527,306
   Production tax                     416,670          330,438         309,211
   Depreciation, depletion,
      and amortization of oil
      and gas properties              173,536          165,482         186,388
   General and administrative         319,762          313,621         315,566
                                    ---------        ---------       ---------
                                   $1,609,538       $1,313,861      $1,338,471
                                    ---------        ---------       ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $3,155,871       $2,831,987      $2,706,636

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -                -        (       673)
                                    ---------        ---------       ---------
NET INCOME                         $3,155,871       $2,831,987      $2,705,963
                                    =========        =========       =========
GENERAL PARTNER - NET
   INCOME                          $  329,261       $  297,437      $  286,852
                                    =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                          $2,826,610       $2,534,550      $2,419,111
                                    =========        =========       =========
NET INCOME per Unit                $    10.71       $     9.60      $     9.16
                                    =========        =========       =========
UNITS OUTSTANDING                     263,976          263,976         263,976
                                    =========        =========       =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003

                                Limited          General
                                Partners         Partner          Total
                              ------------     ----------     ------------

Balance, Dec. 31, 2002         $2,405,219      ($ 87,091)      $2,318,128
   Net income                   2,419,111        286,852        2,705,963
   Cash distributions         ( 2,611,000)     ( 303,858)     ( 2,914,858)
                                ---------        -------        ---------

Balance, Dec. 31, 2003         $2,213,330      ($104,097)      $2,109,233
   Net income                   2,534,550        297,437        2,831,987
   Cash distributions         ( 2,337,000)     ( 281,846)     ( 2,618,846)
                                ---------        -------        ---------

Balance, Dec. 31, 2004         $2,410,880      ($ 88,506)      $2,322,374
   Net income                   2,826,610        329,261        3,155,871
   Cash distributions         ( 2,628,000)     ( 299,972)     ( 2,927,972)
                                ---------        -------        ---------

Balance, Dec. 31, 2005         $2,609,490      ($ 59,217)      $2,550,273
                                =========        =======        =========

























              The accompanying notes are an integral part of these
                              financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                              Statements of Cash Flows
                For the Years Ended December 31, 2005, 2004, and 2003

                                       2005            2004            2003
                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,155,871      $2,831,987      $2,705,963
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                          -               -                673
      Depreciation, depletion,
        and amortization of oil
        and gas properties             173,536         165,482         186,388
      Settlement of asset
        retirement obligation             -        (       165)           -
      Gain on sale of oil and
        gas properties                    -        (     1,399)           -
      Decrease in accounts
        receivable - related
        party                             -               -                 10
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   242,943)    (    79,554)        107,912
      (Increase) decrease in
        deferred charge            (     2,282)          7,691          65,187
      Increase (decrease) in
        accounts payable                43,321     (     2,055)    (     9,631)
      Increase (decrease) in
        gas imbalance payable      (     9,049)          4,420     (     5,182)
      Increase (decrease) in
        accrued liability          (     1,598)    (     5,328)            875
                                     ---------       ---------       ---------

   Net cash provided by
      operating activities          $3,116,856      $2,921,079      $3,052,195
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   18,286)    ($   68,482)    ($   53,311)
   Proceeds from sale of oil
      and gas properties                  -                375           1,902
                                     ---------       ---------       ---------

   Net cash used by
      investing activities         ($   18,286)    ($   68,107)    ($   51,409)
                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,927,972)    ($2,618,846)    ($2,914,858)
                                     ---------       ---------       ---------

   Net cash used by
      financing activities         ($2,927,972)    ($2,618,846)    ($2,914,858)
                                     ---------       ---------       ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                 $  170,598      $  234,126      $   85,928

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           $1,038,719         804,593         718,665
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,209,317      $1,038,719      $  804,593
                                     =========       =========       =========




























              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                2005              2004
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  604,086        $  556,249
   Accounts receivable:
      Oil and gas sales                         433,785           300,554
                                              ---------         ---------
         Total current assets                $1,037,871        $  856,803

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                               414,293           402,168

DEFERRED CHARGE                                 125,644           120,451
                                              ---------         ---------
                                             $1,577,808        $1,379,422
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   76,295        $   55,739
   Gas imbalance payable                          9,707            14,760
   Asset retirement obligation -
      current (Note 1)                            9,255            31,869
                                              ---------         ---------
         Total current liabilities           $   95,257        $  102,368

LONG-TERM LIABILITIES:
   Accrued liability                         $    9,664        $    9,828
   Asset retirement obligation
      (Note 1)                                  175,358            47,996
                                              ---------         ---------
         Total long-term liabilities         $  185,022        $   57,824

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   35,041)      ($   58,429)
   Limited Partners, issued and
      outstanding, 138,336 Units              1,332,570         1,277,659
                                              ---------         ---------
         Total Partners' capital             $1,297,529        $1,219,230
                                              ---------         ---------
                                             $1,577,808        $1,379,422
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                       2005             2004            2003
                                    ----------       ----------     ------------
REVENUES:
   Oil and gas sales                $2,488,197       $2,130,453      $2,207,562
   Interest income                       9,610            3,114           2,971
                                     ---------        ---------       ---------
                                    $2,497,807       $2,133,567      $2,210,533

COSTS AND EXPENSES:
   Lease operating                  $  421,904       $  309,872      $  334,283
   Production tax                      232,374          176,618         174,948
   Depreciation, depletion,
      and amortization of oil
      and gas properties                95,525           97,836         126,318
   General and administrative          182,306          175,518         175,515
                                     ---------        ---------       ---------
                                    $  932,109       $  759,844      $  811,064
                                     ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,565,698       $1,373,723      $1,399,469

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -                -        (       586)
                                     ---------        ---------       ---------
NET INCOME                          $1,565,698       $1,373,723      $1,398,883
                                     =========        =========       =========
GENERAL PARTNER - NET
   INCOME                           $  246,787       $  219,288      $  227,153
                                     =========        =========       =========
LIMITED PARTNERS - NET
   INCOME                           $1,318,911       $1,154,435      $1,171,730
                                     =========        =========       =========

NET INCOME per Unit                 $     9.53       $     8.35      $     8.47
                                     =========        =========       =========

UNITS OUTSTANDING                      138,336          138,336         138,336
                                     =========        =========       =========



              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------    ------------

Balance, Dec. 31, 2002           $1,357,494     ($ 48,554)     $1,308,940
   Net income                     1,171,730       227,153       1,398,883
   Cash distributions           ( 1,351,000)    ( 247,527)    ( 1,598,527)
                                  ---------       -------       ---------

Balance, Dec. 31, 2003           $1,178,224     ($ 68,928)     $1,109,296
   Net income                     1,154,435       219,288       1,373,723
   Cash distributions           ( 1,055,000)    ( 208,789)    ( 1,263,789)
                                  ---------       -------       ---------

Balance, Dec. 31, 2004           $1,277,659     ($ 58,429)     $1,219,230
   Net income                     1,318,911       246,787       1,565,698
   Cash distributions           ( 1,264,000)    ( 223,399)    ( 1,487,399)
                                  ---------       -------       ---------

Balance, Dec. 31, 2005           $1,332,570     ($ 35,041)     $1,297,529
                                  =========       =======       =========
























              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004            2003
                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,565,698      $1,373,723      $1,398,883
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                           -               -                586
      Depreciation, depletion,
        and amortization of oil
        and gas properties               95,525          97,836         126,318
      Settlement of asset
        retirement obligation              -        (       701)           -
      Decrease in accounts
        receivable - related
        party                              -               -                  7
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (   133,231)    (    26,258)         72,368
      (Increase) decrease in
        deferred charge             (     5,193)          7,966          55,865
      Increase (decrease) in
        accounts payable                 20,909     (     2,383)    (     4,784)
      Increase (decrease) in
        gas imbalance payable       (     5,053)          3,049     (       685)
      Increase (decrease) in
        accrued liability           (       164)    (     3,918)          1,228
                                      ---------       ---------       ---------

   Net cash provided by
      operating activities           $1,538,491      $1,449,314      $1,649,786
                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($    3,255)    ($   46,547)    ($   32,726)
   Proceeds from sale of oil
      and gas properties                   -               -                984
                                      ---------       ---------       ---------

   Net cash used by
      investing activities          ($    3,255)    ($   46,547)    ($   31,742)
                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,487,399)    ($1,263,789)    ($1,598,527)
                                      ---------       ---------       ---------

   Net cash used by
      financing activities          ($1,487,399)    ($1,263,789)    ($1,598,527)
                                      ---------       ---------       ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                  $   47,837      $  138,978      $   19,517

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               556,249         417,271         397,754
                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  604,086      $  556,249      $  417,271
                                      =========       =========       =========































              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.










                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                2005              2004
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,013,378        $  682,792
   Accounts receivable:
      Oil and gas sales                         884,091           583,009
                                              ---------         ---------
         Total current assets                $1,897,469        $1,265,801

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,544,711         1,475,924

DEFERRED CHARGE                                  62,603            48,684
                                              ---------         ---------
                                             $3,504,783        $2,790,409
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  263,892        $  123,591
   Gas imbalance payable                         76,928            83,181
   Asset retirement obligation -
      current (Note 1)                           19,679            38,950
                                              ---------         ---------
         Total current liabilities           $  360,499        $  245,722

LONG-TERM LIABILITIES:
   Accrued liability                         $  124,681        $  170,532
   Asset retirement obligation
      (Note 1)                                  355,551           165,722
                                              ---------         ---------
         Total long-term liabilities         $  480,232        $  336,254

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  105,515)      ($  136,932)
   Limited Partners, issued and
      outstanding, 244,536 Units              2,769,567         2,345,365
                                              ---------         ---------
         Total Partners' capital             $2,664,052        $2,208,433
                                              ---------         ---------
                                             $3,504,783        $2,790,409
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Operations
                   For the Years Ended December 31, 2005, 2004, and 2003

                                      2005              2004             2003
                                   ----------       ------------      ----------
REVENUES:
   Oil and gas sales               $4,234,809        $3,334,518       $3,601,398
   Interest income                     17,355             5,295            4,707
   Gain (loss) on sale of oil
       and gas properties                -          (       891)          16,854
   Other income                         2,541              -                -
                                    ---------         ---------        ---------
                                   $4,254,705        $3,338,922       $3,622,959
COSTS AND EXPENSES:
   Lease operating                 $  679,289        $  625,598       $  617,922
   Production tax                     285,154           234,264          250,353
   Depreciation, depletion,
      and amortization of oil
      and gas properties              229,070           442,183          204,186
   General and administrative         297,767           291,575          293,086
                                    ---------         ---------        ---------
                                   $1,491,280        $1,593,620       $1,365,547
                                    ---------         ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $2,763,425        $1,745,302       $2,257,412

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -                 -               2,317
                                    ---------         ---------        ---------
NET INCOME                         $2,763,425        $1,745,302       $2,259,729
                                    =========         =========        =========
GENERAL PARTNER -
   NET INCOME                      $  295,223        $  213,797       $  243,670
                                    =========         =========        =========
LIMITED PARTNERS -
   NET INCOME                      $2,468,202        $1,531,505       $2,016,059
                                    =========         =========        =========

NET INCOME per Unit                $    10.09        $     6.26       $     8.24
                                    =========         =========        =========

UNITS OUTSTANDING                     244,536           244,536          244,536
                                    =========         =========        =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2002         $2,517,801       ($150,636)     $2,367,165
   Net income                   2,016,059         243,670       2,259,729
   Cash distributions         ( 1,991,000)      ( 246,514)    ( 2,237,514)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,542,860       ($153,480)     $2,389,380
   Net income                   1,531,505         213,797       1,745,302
   Cash distributions         ( 1,729,000)      ( 197,249)    ( 1,926,249)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $2,345,365       ($136,932)     $2,208,433
   Net income                   2,468,202         295,223       2,763,425
   Cash distributions         ( 2,044,000)      ( 263,806)    ( 2,307,806)
                                ---------         -------       ---------

Balance, Dec. 31, 2005         $2,769,567       ($105,515)     $2,664,052
                                =========         =======       =========
























              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004           2003
                                    ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,763,425      $1,745,302     $2,259,729
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                           -               -       (     2,317)
      Depreciation, depletion,
        and amortization of oil
        and gas properties              229,070         442,183        204,186
      (Gain) loss on sale of oil
        and gas properties                 -                891    (    16,854)
      Settlement of asset
        retirement obligation              -        (       131)          -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales           (   301,082)    (   136,151)        71,516
      (Increase) decrease in
        deferred charge             (    13,919)          4,533          4,650
      Increase (decrease) in
        accounts payable                118,382          15,711    (    66,036)
      Increase (decrease) in
        gas imbalance payable       (     6,253)         44,994    (     5,736)
      Increase (decrease) in
        accrued liability           (    45,851)    (    32,226)         6,591
                                      ---------       ---------      ---------

   Net cash provided by
      operating activities           $2,743,772      $2,085,106     $2,455,729
                                      ---------       ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  105,380)    ($  187,506)   ($   21,609)
   Proceeds from sale of oil
      and gas properties                   -               -            34,411
                                      ---------       ---------      ---------

   Net cash provided (used)
      by investing activities       ($  105,380)    ($  187,506)    $   12,802
                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,307,806)    ($1,926,249)   ($2,237,514)
                                      ---------       ---------      ---------

   Net cash used by
      financing activities          ($2,307,806)    ($1,926,249)   ($2,237,514)
                                      ---------       ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  330,586     ($   28,649)    $  231,017

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               682,792         711,441        480,424
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,013,378      $  682,792     $  711,441
                                      =========       =========      =========































              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                 2005              2004
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  547,247        $  432,834
   Accounts receivable:
      Oil and gas sales                          527,187           340,185
                                               ---------         ---------
         Total current assets                 $1,074,434        $  773,019

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                                651,461           589,161

DEFERRED CHARGE                                   15,342             8,429
                                               ---------         ---------
                                              $1,741,237        $1,370,609
                                               =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  155,178        $  131,321
   Gas imbalance payable                          42,943            41,607
   Asset retirement obligation -
      current (Note 1)                            17,420            11,975
                                               ---------         ---------
         Total current liabilities            $  215,541        $  184,903

LONG-TERM LIABILITIES:
   Accrued liability                          $  153,747        $  191,685
   Asset retirement obligation
      (Note 1)                                   186,678            97,207
                                               ---------         ---------
         Total long-term liabilities          $  340,425        $  288,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   29,279)      ($   55,158)
   Limited Partners, issued and
      outstanding, 131,008 Units               1,214,550           951,972
                                               ---------         ---------
         Total Partners' capital              $1,185,271        $  896,814
                                               ---------         ---------
                                              $1,741,237        $1,370,609
                                               =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Operations
                   For the Years Ended December 31, 2005, 2004, and 2003

                                          2005           2004          2003
                                       ----------    ------------   ----------
REVENUES:
   Oil and gas sales                   $2,468,778     $1,894,897    $2,114,596
   Interest income                          9,619          3,313         2,723
   Gain (loss) on sale of
      oil and gas properties                 -       (       128)       10,701
   Other income                               364           -             -
                                        ---------      ---------     ---------
                                       $2,478,761     $1,898,082    $2,128,020
COSTS AND EXPENSES:
   Lease operating                     $  430,119     $  361,742    $  381,051
   Production tax                         166,085        132,611       147,379
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  118,445         96,020        97,024
   General and administrative             173,805        171,351       167,388
                                        ---------      ---------     ---------
                                       $  888,454     $  761,724    $  792,842
                                        ---------      ---------     ---------


INCOME FROM CONTINUING OPERATIONS      $1,590,307     $1,136,358    $1,335,178
                                        ---------      ---------     ---------

   Income (loss) from discontinued
      operations (Note 6)                    -       (    96,495)      111,356

   Gain on disposal of discontinued
      operations (Note 6)                    -            10,368          -
                                        ---------      ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                $1,590,307     $1,050,231    $1,446,534

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                               -              -            2,875
                                        ---------      ---------     ---------

NET INCOME                             $1,590,307     $1,050,231    $1,449,409
                                        =========      =========     =========

GENERAL PARTNER - NET
   INCOME                              $  168,729     $  113,587    $  155,435
                                        =========      =========     =========
LIMITED PARTNERS - NET
   INCOME                              $1,421,578     $  936,644    $1,293,974
                                        =========      =========     =========

NET INCOME per Unit                    $    10.85     $     7.15    $     9.88
                                        =========      =========     =========

UNITS OUTSTANDING                         131,008        131,008       131,008
                                        =========      =========     =========




































              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                Limited          General
                                Partners         Partner           Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2002         $1,086,354       ($ 50,949)      $1,035,405
   Net income                   1,293,974         155,435        1,449,409
   Cash distributions         ( 1,251,000)      ( 152,047)     ( 1,403,047)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $1,129,328       ($ 47,561)      $1,081,767
   Net income                     936,644         113,587        1,050,231
   Cash distributions         ( 1,114,000)      ( 121,184)     ( 1,235,184)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $  951,972       ($ 55,158)      $  896,814
   Net income                   1,421,578         168,729        1,590,307
   Cash distributions         ( 1,159,000)      ( 142,850)     ( 1,301,850)
                                ---------         -------        ---------

Balance, Dec. 31, 2005         $1,214,550       ($ 29,279)      $1,185,271
                                =========         =======        =========
























              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                         2005           2004            2003
                                     ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,590,307     $1,050,231      $1,449,409
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                            -              -        (     2,875)
      Depreciation, depletion,
        and amortization of oil
        and gas properties               118,445         98,838         122,507
      (Gain) loss on sale of
        oil and gas properties              -               128     (    10,701)
      Gain on disposal of
        discontinued operations
        (Note 6)                            -       (    10,368)           -
      Settlement of asset
        retirement obligation               -       (        17)           -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales            (   187,002)   (       719)         46,558
      (Increase) decrease in
        deferred charge              (     6,913)         1,523             997
      Increase (decrease) in
        accounts payable             (    16,403)        45,198     (    88,096)
      Increase in gas
        imbalance payable                  1,336         36,418           5,189
      Decrease in accrued
        liability                    (    37,938)   (    55,619)    (     4,494)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $1,461,832     $1,165,613      $1,518,494
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   45,569)   ($   24,743)    ($    6,141)
   Proceeds from sale of oil
      and gas properties                    -              -             23,232
   Proceeds from disposal of
      discontinued operations
      (Note 6)                              -            88,586            -
                                       ---------      ---------       ---------

   Net cash provided (used)
      by investing activities        ($   45,569)    $   63,843      $   17,091
                                       ---------      ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,301,850)   ($1,235,184)    ($1,403,047)
                                       ---------      ---------       ---------

   Net cash used by
      financing activities           ($1,301,850)   ($1,235,184)    ($1,403,047)
                                       ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  114,413    ($    5,728)     $  132,538

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                432,834        438,562         306,024
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  547,247     $  432,834      $  438,562
                                       =========      =========        =========




























              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------

                                                2005              2004
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,460,559        $1,413,497
   Accounts receivable:
      Oil and gas sales                       1,272,925           849,754
                                              ---------         ---------
         Total current assets                $2,733,484        $2,263,251

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,981,508         1,942,054

DEFERRED CHARGE                                  40,254            48,978
                                              ---------         ---------
                                             $4,755,246        $4,254,283
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  324,885        $  768,152
   Gas imbalance payable                         16,538             5,643
   Asset retirement obligation -
      current (Note 1)                           23,971            28,411
                                              ---------         ---------
         Total current liabilities           $  365,394        $  802,206

LONG-TERM LIABILITIES:
   Accrued liability                         $  254,420        $  301,594
   Asset retirement obligation
      (Note 1)                                  413,791           188,764
                                              ---------         ---------
         Total long-term liabilities         $  668,211        $  490,358

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  197,010)      ($  316,058)
   Limited Partners, issued and
      outstanding, 418,266 Units              3,918,651         3,277,777
                                              ---------         ---------
         Total Partners' capital             $3,721,641        $2,961,719
                                              ---------         ---------
                                             $4,755,246        $4,254,283
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Operations
                   For the Years Ended December 31, 2005, 2004, and 2003

                                       2005            2004             2003
                                    ----------     ------------      ----------
REVENUES:
   Oil and gas sales                $6,027,303      $4,633,713       $4,472,543
   Interest income                      24,217          10,677            5,786
   Gain on sale of
      oil and gas properties              -               -              76,301
                                     ---------       ---------        ---------
                                    $6,051,520      $4,644,390       $4,554,630

COSTS AND EXPENSES:
   Lease operating                  $1,108,841      $  994,188       $1,047,478
   Production tax                      409,955         365,443          278,317
   Depreciation, depletion,
      and amortization of oil
      and gas properties               339,544         196,510          221,181
   General and administrative          489,834         488,702          487,927
                                     ---------       ---------        ---------
                                    $2,348,174      $2,044,843       $2,034,903
                                     ---------       ---------        ---------

INCOME FROM CONTINUING
   OPERATIONS                       $3,703,346      $2,599,547       $2,519,727
                                     ---------       ---------        ---------
   Income (loss) from
      discontinued operations
      (Note 6)                            -        (   687,645)         785,456

   Gain on disposal of
      discontinued operations
      (Note 6)                            -             88,757             -
                                     ---------       ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $3,703,346      $2,000,659       $3,305,183

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -               -               2,725
                                     ---------       ---------        ---------

NET INCOME                          $3,703,346      $2,000,659       $3,307,908
                                     =========       =========        =========

GENERAL PARTNER - NET
   INCOME                           $  398,472      $  218,415       $  367,060
                                     =========       =========        =========
LIMITED PARTNERS - NET
   INCOME                           $3,304,874      $1,782,244       $2,940,848
                                     =========       =========        =========

NET INCOME per Unit                 $     7.90      $     4.26       $     7.03
                                     =========       =========        =========

UNITS OUTSTANDING                      418,266         418,266          418,266
                                     =========       =========        =========



































              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------     ------------

Balance, Dec. 31, 2002          $3,492,685      ($250,684)      $3,242,001
   Net income                    2,940,848        367,060        3,307,908
   Cash distributions          ( 2,131,000)     ( 293,610)     ( 2,424,610)
                                 ---------        -------        ---------

Balance, Dec. 31, 2003          $4,302,533      ($177,234)      $4,125,299
   Net income                    1,782,244        218,415        2,000,659
   Cash distributions          ( 2,807,000)     ( 357,239)     ( 3,164,239)
                                 ---------        -------        ---------

Balance, Dec. 31, 2004          $3,277,777      ($316,058)      $2,961,719
   Net income                    3,304,874        398,472        3,703,346
   Cash distributions          ( 2,664,000)     ( 279,424)     ( 2,943,424)
                                 ---------        -------        ---------

Balance, Dec. 31, 2005          $3,918,651      ($197,010)      $3,721,641
                                 =========        =======        =========
























              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                         2005            2004          2003
                                     ------------    ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $3,703,346      $2,000,659    $3,307,908
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                            -               -      (     2,725)
      Depreciation, depletion,
        and amortization of oil
        and gas properties               339,544         215,745       412,149
      Gain on sale of oil and
        gas properties                      -               -      (    76,301)
      Gain on disposal of
        discontinued operations
        (Note 6)                            -        (    88,757)         -
      Settlement of asset
        retirement obligation        (       345)    (       319)  (     1,848)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales            (   423,171)        237,935   (   162,862)
      Decrease in deferred charge          8,724             718        19,480
      Increase (decrease) in
        accounts payable             (   500,913)        342,489   (   331,565)
      Decrease in accrued
        liability - other                   -               -      (   122,289)
      Increase in gas imbalance
        payable                           10,895           2,907          -
      Increase (decrease) in
        accrued liability            (    47,174)    (    41,237)       14,199
                                       ---------       ---------     ---------

   Net cash provided by
      operating activities            $3,090,906      $2,670,140    $3,056,146
                                       ---------       ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  100,420)    ($  237,849)  ($   21,436)
   Proceeds from sale of oil
      and gas properties                    -               -          101,704
   Proceeds from disposal of
      discontinued operations
      (Note 6)                              -            632,221          -
                                       ---------       ---------     ---------

   Net cash provided (used)
      by investing activities        ($  100,420)     $  394,372    $   80,268
                                       ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,943,424)    ($3,164,239)  ($2,424,610)
                                       ---------       ---------     ---------

   Net cash used by
      financing activities           ($2,943,424)    ($3,164,239)  ($2,424,610)
                                       ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $   47,062     ($   99,727)   $  711,804

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              1,413,497       1,513,224       801,420
                                       ---------       ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $1,460,559      $1,413,497    $1,513,224
                                       =========       =========     =========




























              The accompanying notes are an integral part of these
                              financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
March 29, 2006

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                2005              2004
                                            ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $1,062,866        $  696,460
   Accounts receivable:
      Oil and gas sales                         797,469           548,005
                                              ---------         ---------
         Total current assets                $1,860,335        $1,244,465

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                             1,680,470         1,727,931

DEFERRED CHARGE                                  17,132            21,947
                                              ---------         ---------
                                             $3,557,937        $2,994,343
                                              =========         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  176,398        $   92,446
   Gas imbalance payable                         13,857             4,721
   Asset retirement obligation -
      current (Note 1)                            1,948             8,552
                                              ---------         ---------
         Total current liabilities           $  192,203        $  105,719

LONG-TERM LIABILITIES:
   Accrued liability                         $   84,584        $  105,877
   Asset retirement obligation
      (Note 1)                                  276,256           141,647
                                              ---------         ---------
         Total long-term liabilities         $  360,840        $  247,524

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($  126,897)      ($  142,055)
   Limited Partners, issued and
      outstanding, 221,484 Units              3,131,791         2,783,155
                                              ---------         ---------
         Total Partners' capital             $3,004,894        $2,641,100
                                              ---------         ---------
                                             $3,557,937        $2,994,343
                                              =========         =========

              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Operations
                   For the Years Ended December 31, 2005, 2004, and 2003

                                      2005             2004              2003
                                   ----------       ----------        ----------
REVENUES:
   Oil and gas sales               $3,867,955       $2,941,732        $2,479,778
   Interest income                     15,044            3,841             2,295
                                    ---------        ---------         ---------
                                   $3,882,999       $2,945,573        $2,482,073

COSTS AND EXPENSES:
   Lease operating                 $  629,921       $  569,410        $  615,422
   Production tax                     207,776          157,277           139,080
   Depreciation, depletion,
      and amortization of oil
      and gas properties              207,776          161,752           215,975
   General and administrative         273,110          266,912           267,876
                                    ---------        ---------         ---------
                                   $1,318,583       $1,155,351        $1,238,353
                                    ---------        ---------         ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $2,564,416       $1,790,222        $1,243,720

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -                -                3,712
                                    ---------        ---------         ---------

NET INCOME                         $2,564,416       $1,790,222        $1,247,432
                                    =========        =========         =========
GENERAL PARTNER - NET
   INCOME                          $  135,780       $   95,789        $   70,747
                                    =========        =========         =========
LIMITED PARTNERS - NET
   INCOME                          $2,428,636       $1,694,433        $1,176,685
                                    =========        =========         =========

NET INCOME per Unit                $    10.97       $     7.65        $     5.31
                                    =========        =========         =========

UNITS OUTSTANDING                     221,484          221,484           221,484
                                    =========        =========         =========


              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                   Statements of Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                               Limited           General
                               Partners          Partner         Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2002        $2,245,037       ($159,621)      $2,085,416
   Net income                  1,176,685          70,747        1,247,432
   Cash distributions        ( 1,047,000)      (  67,482)     ( 1,114,482)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $2,374,722       ($156,356)      $2,218,366
   Net income                  1,694,433          95,789        1,790,222
   Cash distributions        ( 1,286,000)      (  81,488)     ( 1,367,488)
                               ---------         -------        ---------

Balance, Dec. 31, 2004        $2,783,155       ($142,055)      $2,641,100
   Net income                  2,428,636         135,780        2,564,416
   Cash distributions        ( 2,080,000)      ( 120,622)     ( 2,200,622)
                               ---------         -------        ---------

Balance, Dec. 31, 2005        $3,131,791       ($126,897)      $3,004,894
                               =========         =======        =========
























              The accompanying notes are an integral part of these
                              financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                         2005            2004           2003
                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,564,416      $1,790,222     $1,247,432
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
        in accounting for asset
        retirement obligations
        (Note 1)                            -               -       (     3,712)
      Depreciation, depletion,
        and amortization of oil
        and gas properties               207,776         161,752        215,975
      Settlement of asset
        retirement obligation               -               -       (       903)
      Increase in accounts
        receivable - oil and
        gas sales                    (   249,464)    (   195,540)   (     4,165)
      Decrease in deferred charge          4,815             290          7,709
      Increase (decrease) in
        accounts payable                  84,991     (    12,362)   (    21,845)
      Decrease in accrued
        liability - other                   -               -       (   102,690)
      Increase in gas
        imbalance payable                  9,136           2,426           -
      Increase (decrease) in
        accrued liability            (    21,293)    (    25,891)        13,763
                                       ---------       ---------      ---------

   Net cash provided by
      operating activities            $2,600,377      $1,720,897     $1,351,564
                                       ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   33,349)    ($  180,521)   ($   16,762)
   Proceeds from sale of oil
      and gas properties                    -              1,654         17,010
                                       ---------       ---------      ---------

   Net cash provided (used)
      by investing activities        ($   33,349)    ($  178,867)    $      248
                                       ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,200,622)    ($1,367,488)   ($1,114,482)
                                       ---------       ---------      ---------

   Net cash used by
      financing activities           ($2,200,622)    ($1,367,488)   ($1,114,482)
                                       ---------       ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $  366,406      $  174,542     $  237,330

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                696,460         521,918        284,588
                                       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $1,062,866      $  696,460     $  521,918
                                       =========       =========      =========
































              The accompanying notes are an integral part of these
                              financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                         Notes to Financial Statements
             For the Years Ended December 31, 2005, 2004, and 2003

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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report on Form 10-K ("Annual Report"), the General Partner has extended the term of the Partnerships for the fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                     Initial           Extensions          Current
Partnership     Termination Date       Exercised      Termination Date
-----------    ------------------      ---------      ------------------
   III-A       November 22, 1999           4          November 22, 2007
   III-B       January 24, 2000            4          December 31, 2007
   III-C       February 28, 2000           4          December 31, 2007
   III-D       September 5, 2000           4          December 31, 2007
   III-E       December 26, 2000           4          December 31, 2007
   III-F       March 7, 2001               4          December 31, 2007

      The General Partner has not determined whether it will further extend the term of any Partnership.

      An affiliate of the General Partner owned the following Units at December 31, 2005:

                                  Number of           Percent of
            Partnership          Units Owned          Outstanding
            -----------          -----------          -----------

               III-A                66,383               25.2%
               III-B                33,507               24.2%
               III-C                68,554               28.0%
               III-D                37,728               28.8%
               III-E               124,534               29.8%
               III-F                68,853               31.1%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas production is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


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


      The Partnerships' payout dates and current general partner/limited partner sharing ratio of costs and income are shown on the following chart:

                                                           Current
                               Payout                 Costs and Income
      Partnership             Occurred                     Sharing
      -----------          -------------              ----------------
         III-A             2nd Qtr. 2000                    10%/90%
         III-B             1st Qtr. 1998                    15%/85%
         III-C             4th Qtr. 2001                    10%/90%
         III-D             3rd Qtr. 2001                    10%/90%
         III-E             3rd Qtr. 2001                    10%/90%
         III-F             Not Paid Out(1)                   5%/95%

-----------------
(1) The III-F Partnership achieved payout during the first quarter of 2006. After payout, operations and revenues for the III-F Partnership will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners.


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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2005, 2004, and 2003 were as follows:


            Partnership       2005        2004        2003(1)
            -----------       -----       -----       -------

               III-A          $1.78       $1.45        $1.42
               III-B           1.90        1.71         1.76
               III-C           2.40        4.38         1.63
               III-D           2.09        1.68         1.28
               III-E           2.48        1.37         1.36
               III-F           2.51        1.83         2.41

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2005. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2005                       2004
                        --------------------       --------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     --------       -------     --------

         III-A          217,477     $190,240       216,217     $187,958
         III-B          110,907      125,644       108,897      120,451
         III-C           92,496       62,603        82,810       48,684
         III-D           12,461       15,342         8,260        8,429
         III-E           20,422       40,254        24,848       48,978
         III-F           15,507       17,132        19,865       21,947


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               2005                        2004
                        --------------------       --------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          -------     --------       -------     --------

      III-A              31,198     $ 27,120        33,036     $ 28,718
      III-B               8,738        9,664         8,886        9,828
      III-C             204,788      124,681       280,099      170,532
      III-D             150,673      153,747       187,853      191,685
      III-E             129,075      254,420       153,008      301,594
      III-F              76,561       84,584        95,834      105,877


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2005 and 2004 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                               2005                       2004
                        -------------------        -------------------
   Partnership            Mcf        Amount          Mcf        Amount
   -----------          ------      -------        ------      -------

      III-A             11,773      $17,660        17,806      $26,709
      III-B              6,471        9,707         9,840       14,760
      III-C             52,079       76,928        55,454       83,181
      III-D             28,742       42,943        27,738       41,607
      III-E             11,025       16,538         3,762        5,643
      III-F              9,238       13,857         3,147        4,721


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


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. On January 1, 2003, the Partnerships adopted FAS No. 143 "Accounting for Asset Retirement Obligations" and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation. During the year ended December 31, 2005, the Partnerships asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2005, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $81,000, $52,000, $71,000, $44,000, $96,000, and
$38,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the years ended December 31, 2005 and 2004 are as shown below.

                                III-A Partnership
                                -----------------


                                             2005                2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $114,955          $  114,993
Revisions                                   157,334                 466
Settlements and disposals                      -            (     4,865)
Accretion expense                            12,967               4,361
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $285,256          $  114,955
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $ 14,606          $   18,336
Asset Retirement Obligation -
  Long-Term                                 270,650              96,619





                                III-B Partnership
                                -----------------


                                             2005               2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $ 79,865          $   83,211
Revisions                                    96,512         (     2,532)
Settlements and disposals                      -            (     3,801)
Accretion expense                             8,236               2,987
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $184,613          $   79,865
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $  9,255          $   31,869
Asset Retirement Obligation -
  Long-Term                                 175,358              47,996

                                III-C Partnership
                                -----------------


                                             2005               2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $204,672          $  194,453
Additions                                     1,809               2,307
Revisions                                   152,220                 171
Settlements and disposals                      -            (       131)
Accretion expense                            16,529               7,872
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $375,230          $  204,672
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $ 19,679          $   38,950
Asset Retirement Obligation -
  Long-Term                                 355,551             165,722



                                III-D Partnership
                                -----------------


                                             2005               2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $109,182          $  314,031
Additions                                       592               1,054
Revisions                                    85,391                -
Settlements and disposals                      -            (        17)
Accretion expense                             8,933               6,941
Discontinued operations                        -            (   212,827)
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $204,098          $  109,182
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $ 17,420          $   11,975
Asset Retirement Obligation -
  Long-Term                                 186,678              97,207

                                III-E Partnership
                                -----------------


                                             2005               2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $217,175          $1,768,863
Additions                                       750                 922
Revisions                                   205,703                -
Settlements and disposals                 (   5,091)        (     6,252)
Accretion expense                            19,225              27,245
Discontinued operations                        -            ( 1,573,603)
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $437,762          $  217,175
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $ 23,971          $   28,411
Asset Retirement Obligation -
  Long-Term                                 413,791             188,764



                                III-F Partnership
                                -----------------


                                             2005               2004
                                          ----------        ------------
Total Asset Retirement
  Obligation, January 1                    $150,199          $  142,977
Additions                                      -                    774
Revisions                                   114,910                -
Accretion expense                            13,095               6,448
                                            -------           ---------
Total Asset Retirement
  Obligation, December 31                  $278,204          $  150,199
                                            =======           =========
Asset Retirement Obligation -
  Current                                  $  1,948          $    8,552
Asset Retirement Obligation -
  Long-Term                                 276,256             141,647




2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2005, 2004, and 2003:



            Partnership         2005           2004           2003
            -----------       --------       --------       --------

               III-A          $277,872       $277,872       $277,872
               III-B           145,620        145,620        145,620
               III-C           257,412        257,412        257,412
               III-D           137,904        137,904        137,904
               III-E           440,280        440,280        440,280
               III-F           233,136        233,136        233,136

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2005, 2004, and 2003:


   Partnership              Purchaser                      Percentage
   -----------      ------------------------       --------------------------
                                                   2005       2004      2003
                                                   -----      -----     -----

      III-A         ConocoPhillips Company
                      ("ConocoPhillips")           29.7%        -         -
                    Gulfterra Central Point
                      Allocation
                      ("Gulfterra")                23.2%      12.2%       -
                    Eaglwing Trading, Inc.
                      ("Eaglwing")                   -        26.9%     27.0%
                    Valero Industrial Gas
                      L.P. ("Valero")                -          -       23.9%

      III-B         ConocoPhillips                 37.6%        -         -
                    Gulfterra                      20.8%      11.0%       -
                    Eaglwing                         -        33.8%     32.0%
                    Valero                           -          -       20.3%


      III-C         ONEOK Texas Energy
                      Resources ("ONEOK")          19.1%      13.4%       -
                    Duke Energy Field
                      Services, Inc. ("Duke")      16.9%      18.3%     19.6%
                    Cinergy Marketing Company
                      ("Cinergy")                  10.4%      14.5%     23.2%
                    Enogex Services
                      Corporation                  10.3%      11.5%       -
                    ONEOK Field Services
                      Company ("ONEOK FSC")          -        13.3%     17.7%

      III-D         ONEOK                          28.3%      18.0%       -
                    Cinergy                        14.9%      19.1%     28.1%
                    Duke                           13.8%      14.1%     14.5%
                    Eaglwing                         -        16.2%     23.9%
                    ONEOK FSC                        -        10.8%     15.2%

      III-E         Duke                           18.2%      15.1%     13.7%
                    Red Desert Central
                      Point Allocation
                      ("Red Desert")               17.5%        -         -
                    Sempra Energy Trading
                      Corp. ("Sempra")             16.2%      11.6%       -
                    Hunt Crude Oil Supply
                      Company                      13.9%      10.4%       -
                    Eaglwing                         -        24.4%     36.1%
                    Mountain Gas Resources,
                      Inc. ("Mountain")              -        13.5%       -

      III-F         Red Desert                     21.9%        -         -
                    Sempra                         20.4%      19.8%       -
                    Eaglwing                       17.0%      18.4%     15.4%
                    Duke                           14.1%      14.7%     17.3%
                    Mountain                         -        23.1%     19.7%



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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2005 and 2004 were as follows:

                               III-A Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------

   Proved properties                         $15,679,530       $15,505,374

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             ( 14,904,139)     ( 14,743,570)
                                              ----------        ----------
         Net oil and gas
            properties                       $   775,391       $   761,804
                                              ==========        ==========


                               III-B Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------
   Proved properties                         $ 9,378,899       $ 9,271,100

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             (  8,964,606)     (  8,868,932)
                                              ----------        ----------
         Net oil and gas
            properties                       $   414,293       $   402,168
                                              ==========        ==========

                                III-C Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------
   Proved properties                         $17,887,094       $18,190,059

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             ( 16,342,383)     ( 16,714,135)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,544,711       $ 1,475,924
                                              ==========        ==========


                               III-D Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------
   Proved properties                         $ 9,388,350       $ 9,297,180

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             (  8,736,889)     (  8,708,019)
                                              ----------        ----------

         Net oil and gas
            properties                       $   651,461       $   589,161
                                              ==========        ==========


                               III-E Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------
   Proved properties                         $21,182,856       $20,848,695

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             ( 19,201,348)     ( 18,906,641)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,981,508       $ 1,942,054
                                              ==========        ==========

                               III-F Partnership
                               -----------------

                                                2005              2004
                                            -------------     -------------
   Proved properties                         $14,020,664       $13,873,444

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                             ( 12,340,194)     ( 12,145,513)
                                              ----------        ----------

         Net oil and gas
            properties                       $ 1,680,470       $ 1,727,931
                                              ==========        ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2005, 2004, and 2003. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2005, 2004, and 2003 were as follows:


            Partnership       2005(1)       2004           2003(2)
            -----------      --------     --------       ----------

               III-A         $ 16,822     $ 78,142       $   53,311
               III-B            2,903       52,376           32,726
               III-C          127,299      217,479           21,609
               III-D           85,828       27,306          209,710
               III-E          158,067      245,429        1,529,844
               III-F           32,310      188,433           16,762

            ----------------
            (1) Excludes the estimated asset retirement costs for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships of approximately $157,000, $97,000, $152,000, $85,000, $206,000,
                  and $115,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.

            (2) Excludes the estimated asset retirement costs for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships of approximately $75,000, $51,000, $121,000, $74,000, $200,000, and $95,000, respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2005, 2004, and 2003 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                    60,496        3,866,700
   Production                                   ( 45,080)      (  516,905)
   Extensions and discoveries                         40            7,988
   Revision of previous
      estimates                                  123,755          681,695
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   139,211        4,039,478
   Production                                   ( 37,123)      (  460,303)
   Sale of minerals in place                    (     78)            -
   Extensions and discoveries                      1,037            3,108
   Revision of previous
      estimates                                   20,356          190,454
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   123,403        3,772,737
   Production                                   ( 33,008)      (  388,410)
   Extensions and discoveries                        366           12,296
   Revision of previous estimates                  5,974           87,225
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                    96,735        3,483,848
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                             134,026        3,989,058
                                                 =======        =========
   December 31, 2004                             118,462        3,722,768
                                                 =======        =========
   December 31, 2005                              96,735        3,483,848
                                                 =======        =========

                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                    46,684        1,676,027
   Production                                   ( 31,275)      (  243,753)
   Extensions and discoveries                         18            3,366
   Revision of previous
      estimates                                   72,212          242,200
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    87,639        1,677,840
   Production                                   ( 25,395)      (  190,781)
   Extensions and discoveries                        684            2,050
   Revision of previous
      estimates                                   11,766           67,962
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    74,694        1,557,071
   Production                                   ( 22,648)      (  165,378)
   Extensions and discoveries                        235            5,798
   Revision of previous
      estimates                                    8,310           11,469
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                    60,591        1,408,960
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                              84,217        1,644,581
                                                 =======        =========
   December 31, 2004                              71,435        1,524,111
                                                 =======        =========
   December 31, 2005                              60,591        1,408,960
                                                 =======        =========

                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   110,916        4,928,613
   Production                                   ( 13,872)      (  668,059)
   Sale of minerals in place                    (     19)      (    1,572)
   Extensions and discoveries                          5            1,400
   Revision of previous
      estimates                                    2,689        1,088,723
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                    99,719        5,349,105
   Production                                   (  9,551)      (  548,555)
   Sale of minerals in place                    (      6)            -
   Extensions and discoveries                          4           37,754
   Revision of previous
      estimates                                 (  8,492)      (  205,801)
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    81,674        4,632,503
   Production                                   (  9,614)      (  514,302)
   Extensions and discoveries                        998          190,272
   Revision of previous
      estimates                                   16,232          395,968
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                    89,290        4,704,441
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                              99,719        5,349,105
                                                 =======        =========
   December 31, 2004                              81,674        4,632,503
                                                 =======        =========
   December 31, 2005                              89,290        4,704,441
                                                 =======        =========

                               III-D Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   236,192        2,667,538
   Production                                   ( 26,438)      (  387,346)
   Sale of minerals in place                    (     54)      (    4,885)
   Revision of previous
      estimates                                 ( 52,656)         377,307
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   157,044        2,652,614
   Production                                   (  8,411)      (  293,250)
   Sale of minerals in place                    ( 72,676)      (   14,536)
   Extensions and discoveries                       -               5,525
   Revision of previous
      estimates                                    5,116           59,608
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                    81,073        2,409,961
   Production                                   (  8,611)      (  288,655)
   Extensions and discoveries                        780          106,658
   Revision of previous
      estimates                                   10,635          179,304
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                    83,877        2,407,268
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                             157,044        2,652,614
                                                 =======        =========
   December 31, 2004                              81,073        2,409,961
                                                 =======        =========
   December 31, 2005                              83,877        2,407,268
                                                 =======        =========

                               III-E Partnership
                               -----------------

                                                   Crude          Natural
                                                    Oil             Gas
                                                 (Barrels)         (Mcf)
                                                -----------    ------------

Proved reserves, Dec. 31, 2002                   1,259,858       7,254,259
   Production                                   (  129,314)     (  854,720)
   Sale of minerals in place                    (      395)     (   34,850)
   Extensions and discoveries                           38           2,639
   Revision of previous
      estimates                                 (  455,263)        198,619
                                                 ---------       ---------

Proved reserves, Dec. 31, 2003                     674,924       6,565,947
   Production                                   (   22,653)     (  720,487)
   Sale of minerals in place                    (  518,676)     (  103,734)
   Extensions and discoveries                        1,189          11,923
   Revision of previous
      estimates                                     23,724         686,430
                                                 ---------       ---------

Proved reserves, Dec. 31, 2004                     158,508       6,440,079
   Production                                   (   23,561)     (  678,857)
   Extensions and discoveries                        4,692         114,219
   Revision of previous
      estimates                                     10,556      (  565,732)
                                                 ---------       ---------

Proved reserves, Dec. 31, 2005                     150,195       5,309,709
                                                 =========       =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                               674,924       6,565,947
                                                 =========       =========
   December 31, 2004                               158,508       6,440,079
                                                 =========       =========
   December 31, 2005                               150,195       5,309,709
                                                 =========       =========

                               III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2002                   224,872        4,664,302
   Production                                   ( 20,685)      (  412,842)
   Extensions and discoveries                         32            2,261
   Revision of previous
      estimates                                  156,069          228,662
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   360,288        4,482,383
   Production                                   ( 20,252)      (  408,746)
   Extensions and discoveries                      1,000           10,015
   Revision of previous
      estimates                                 ( 26,170)          57,073
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   314,866        4,140,725
   Production                                   ( 18,967)      (  382,034)
   Extensions and discoveries                      3,395           94,386
   Revision of previous
      estimates                                   37,936       (  348,684)
                                                 -------        ---------

Proved reserves, Dec. 31, 2005                   337,230        3,504,393
                                                 =======        =========

PROVED DEVELOPED RESERVES:
   December 31, 2003                             360,288        4,482,383
                                                 =======        =========
   December 31, 2004                             314,866        4,140,725
                                                 =======        =========
   December 31, 2005                             337,230        3,504,393
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                III-A Partnership
                                -----------------

                                             2005
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,037,577  $1,140,511  $1,213,351  $1,373,970
Gross Profit (1)           675,229     926,537     915,106   1,132,297
Net Income                 556,276     830,295     781,003     988,297
Limited Partners'
   Net Income
   Per Unit                   1.89        2.82        2.65        3.35

                                             2004
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        ----------  ----------  ----------  ----------

Total Revenues          $1,006,298  $1,087,980  $1,026,563  $1,025,007
Gross Profit (1)           773,904     873,995     837,270     825,921
Net Income                 622,304     732,552     737,004     740,127
Limited Partners'
   Net Income
   Per Unit                   2.10        2.48        2.50        2.52




------------------
(1) Total revenues less oil and gas production expenses.

                                III-B Partnership
                                -----------------


                                            2005
                        --------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        --------    --------    ---------   --------

Total Revenues          $527,145    $607,235    $640,609    $722,818
Gross Profit (1)         309,905     489,221     455,615     588,788
Net Income               245,125     437,673     366,126     516,774
Limited Partners'
   Net Income
   Per Unit                 1.50        2.68        2.20        3.15

                                            2004
                        --------------------------------------------
                          First      Second       Third     Fourth
                         Quarter     Quarter     Quarter    Quarter
                        --------    --------    --------    --------

Total Revenues          $489,830    $552,921    $546,524    $544,292
Gross Profit (1)         357,945     423,402     434,255     431,475
Net Income               269,151     338,410     380,123     386,039
Limited Partners'
   Net Income
   Per Unit                 1.61        2.05        2.32        2.37






--------------------
(1) Total revenues less oil and gas production expenses.

                                III-C Partnership
                                -----------------


                                              2005
                        ----------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------    ----------  ----------

Total Revenues          $958,669    $987,037    $1,128,339  $1,180,660
Gross Profit (1)         737,517     834,492       889,661     828,592
Net Income               595,963     724,628       714,044     728,790
Limited Partners'
   Net Income
   Per Unit                 2.18        2.65          2.59        2.67

                                              2004
                        ----------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------    ----------  ----------

Total Revenues          $849,402    $880,487    $  693,167  $  915,866
Gross Profit (1)         659,593     682,348       483,784     653,335
Net Income               528,360     545,890       218,968     452,084
Limited Partners'
   Net Income
   Per Unit                 1.92        1.99           .74        1.61




--------------------
(1) Total revenues less oil and gas production expenses.

                                III-D Partnership
                                -----------------


                                              2005
                        ---------------------------------------------
                          First     Second       Third       Fourth
                         Quarter    Quarter     Quarter      Quarter
                        --------    ---------   ----------  ---------

Total Revenues          $536,707    $559,349    $650,556    $732,149
Gross Profit (1)         411,984     470,125     508,952     491,496
Net Income               336,801     409,922     433,982     409,602
Limited Partners'
   Net Income
   Per Unit                 2.30        2.81        2.95        2.79

                                              2004
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        --------    ----------  ----------  ----------

Total Revenues          $504,384     $490,233    $398,216    $505,249
Gross Profit (1)         389,210      416,192     254,565     343,762
Income from Continuing
   Operations            323,806      326,554     201,445     284,553
Income(Loss) from Dis-
   continued Operations    2,288    (  12,922)  (  67,866)  (   7,627)
Net Income               326,094      313,632     133,579     276,926
Limited Partners'
   Net Income
   Per Unit                 2.22         2.13         .91       1.89

----------------------
(1) Total revenues less oil and gas production expenses.

                                III-E Partnership
                                -----------------

                                              2005
                        --------------------------------------------------
                          First      Second        Third        Fourth
                         Quarter     Quarter      Quarter       Quarter
                        ----------  -----------  ------------ ------------

Total Revenues          $1,221,233   $1,359,895   $1,543,048  $1,927,344
Gross Profit (1)           862,265    1,051,947    1,170,903   1,447,609
Net Income                 680,961      893,012      902,553   1,226,820
Limited Partners'
   Net Income
   Per Unit                   1.46         1.91         1.91        2.62

                                              2004
                        --------------------------------------------------
                          First      Second       Third         Fourth
                         Quarter     Quarter     Quarter        Quarter
                        ----------  ----------- ------------- ------------

Total Revenues          $1,137,562   $1,133,811   $1,107,254  $1,265,763
Gross Profit (1)           826,371      836,552      790,858     830,978
Income from Continuing
   Operations              668,551      668,873      603,665     658,458
Income (Loss) from Dis-
   continued Operations     17,093  (    77,220) (   484,339)(    54,422)
Net Income                 685,644      591,653      119,326     604,036
Limited Partners'
   Net Income
   Per Unit                   1.46         1.27          .24        1.29


----------------------------
(1) Total revenues less oil and gas production expenses.

                                III-F Partnership
                                -----------------

                                              2005
                        ----------------------------------------------
                          First      Second        Third     Fourth
                         Quarter     Quarter      Quarter    Quarter
                        --------    --------    ----------  ----------

Total Revenues          $822,537    $814,563    $1,024,555  $1,221,344
Gross Profit (1)         614,687     651,492       815,930     963,193
Net Income               494,393     549,114       699,066     821,843
Limited Partners'
   Net Income
   Per Unit                 2.11        2.35          2.99        3.52

                                              2004
                        ----------------------------------------------
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                        --------    --------    ----------  ----------

Total Revenues          $646,107    $709,781    $  753,476  $  836,209
Gross Profit (1)         467,124     539,008       569,315     643,439
Net Income               372,506     430,873       452,317     534,526
Limited Partners'
   Net Income
   Per Unit                 1.59        1.85          1.93        2.28




-----------------------
(1) Total revenues less oil and gas production expenses.

6. DISCONTINUED OPERATIONS

      On May 12, 2004 the III-D and III-E Partnerships sold all of their interests in the Jay-Little Escambia Creek Field located in Santa Rosa County, Florida (the "Jay Field") at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field and is therefore a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships. Accordingly, 2004 results of the Jay Field segment were classified as discontinued, and the prior period has been restated.

      Results from discontinued operations are as follows:

                                III-D Partnership
                                -----------------

                                    2005            2004           2003
                                ------------    ------------   ------------
Oil and gas sales                $   -           $  149,996     $  399,182
Lease operating                      -          (   233,768)   (   231,165)
Production tax                       -          (     9,905)   (    31,178)
Depreciation, depletion,
  and amortization of
  oil and gas properties             -          (     2,818)   (    25,483)
                                  -------         ---------      ---------
Income (loss) from
  discontinued operations        $   -          ($   96,495)    $  111,356
                                  =======         =========      =========

                                III-E Partnership
                                -----------------

                                    2005            2004           2003
                                ------------    ------------   ------------

Oil and gas sales                $   -           $1,070,623     $2,848,673
Lease operating                      -          ( 1,668,335)   ( 1,649,756)
Production tax                       -          (    70,698)   (   222,493)
Depreciation, depletion,
  and amortization of
  oil and gas properties             -          (    19,235)   (   190,968)
                                  -------         ---------      ---------
Income (loss) from
  discontinued operations        $   -          ($  687,645)    $  785,456
                                  =======         =========      =========

                               INDEX TO EXHIBITS
                               -----------------

Exh.
No.         Exhibit
----        -------

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

*4.11 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-A dated October 27, 2005.

 4.12 Agreement of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.13 Certificate of Limited Partnership dated January 24, 1990 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.17 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.18 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-B filed as
            Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.19 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.20 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.21 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-B filed as Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

*4.22 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-B dated October 27, 2005.

 4.23 Agreement of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.24 Certificate of Limited Partnership dated February 26, 1990 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit
            4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.26 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.27 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.28 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.29 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-C filed as
            Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.30 Fifth Amendment to Agreement of Limited Partnership dated December 30, 1999 for Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 2000, and is hereby incorporated by reference.

 4.31 Sixth Amendment to Agreement of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.32 Seventh Amendment to Agreement of Limited Partnership dated January 22, 2004, for the Geodyne Energy Income Limited Partnership III-C filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004 and is hereby incorporated by reference.

*4.33 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-C dated October 27, 2005.

 4.34 Agreement of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.35 Certificate of Limited Partnership dated September 5, 1990 for Geodyne Energy Income Limited Partnership III-D filed as Exhibit
            4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.36 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.37 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.38 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.39 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-D filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.40 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.41 Fifth Amendment to Agreement of Limited Partnership dated August 23, 2000 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.42 Sixth Amendment to Agreement of Limited Partnership dated August 20, 2002 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.43 Seventh Amendment to Agreement of Limited Partnership dated August 18, 2004 for the Geodyne Energy Income Limited Partnership III-D filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2004, and is hereby incorporated by reference.

*4.44 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated October 27, 2005.

 4.45 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Certificate of Limited Partnership dated December 26, 2990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.47 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.48 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-E filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

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

 4.51 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.52 Fifth Amendment to Agreement of Limited Partnership dated November 15, 2000 for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.53 Sixth Amendment to Agreement of Limited Partnership for Geodyne Energy Income Limited Partnership III-E dated November 6, 2002, filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q with the SEC on November 14, 2002, and is hereby incorporated by reference.

 4.54       Seventh  Amendment  to  Agreement  of  Limited  Partnership  for the
            Geodyne Energy Income Limited Partnership III-E dated August 18, 2004, filed as Exhibit 4.53 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2005, and is hereby incorporated by reference.

*4.55 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-E dated October 27, 2005.

 4.56 Agreement of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.57 Certificate of Limited Partnership dated March 7, 1991 for Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.58 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.59 Second Amendment to Agreement of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.61 Third Amendment to Agreement of Limited Partnership dated August 31, 1995 for Geodyne Energy Income Limited Partnership III-F filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.62 Fourth Amendment to Agreement of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.63 Fifth Amendment to Agreement of Limited Partnership dated February 5, 2001 for the Geodyne Energy Income Limited Partnership III-F filed as Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.64 Sixth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 10, 2003, filed as Exhibit 4.53(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003, and is hereby incorporated by reference.

 4.65 Seventh Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated February 7, 2005, filed as Exhibit 4.60 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 30, 2004, and is hereby incorporated by reference.

*4.66 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated October 27, 2005.

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