Form 10-Q
period 2006-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2006-05-12
CIK 860745, 863835, 863837, 870229, 872121, 873739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

                             Large accelerated filer
                  --------

                             Accelerated filer
                  --------

                      X      Non-accelerated filer
                  --------


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

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,188,265        $1,209,317
   Accounts receivable:
      Oil and gas sales                          595,822           831,772
                                              ----------        ----------
        Total current assets                  $1,784,087        $2,041,089

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 751,306           775,391

DEFERRED CHARGE                                  190,240           190,240
                                              ----------        ----------
                                              $2,725,633        $3,006,720
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  126,927        $  126,411
   Gas imbalance payable                          17,660            17,660
   Asset retirement obligation -
      current (Note 1)                            18,263            14,606
                                              ----------        ----------
        Total current liabilities             $  162,850        $  158,677

LONG-TERM LIABILITIES:
   Accrued liability                          $   27,120        $   27,120
   Asset retirement obligation
      (Note 1)                                   270,432           270,650
                                              ----------        ----------
        Total long-term liabilities           $  297,552        $  297,770

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   90,370)      ($   59,217)
   Limited Partners, issued and
      outstanding, 263,976 units               2,355,601         2,609,490
                                              ----------        ----------
        Total Partners' capital               $2,265,231        $2,550,273
                                              ----------        ----------
                                              $2,725,633        $3,006,720
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,113,320        $1,033,696
   Interest income                                 9,146             3,881
                                              ----------        ----------
                                              $1,122,466        $1,037,577

COSTS AND EXPENSES:
   Lease operating                            $  164,913        $  263,228
   Production tax                                 88,505            99,120
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,490            23,989
   General and administrative
      (Note 2)                                    97,480            94,964
                                              ----------        ----------
                                              $  378,388        $  481,301
                                              ----------        ----------

NET INCOME                                    $  744,078        $  556,276
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   75,967        $   57,399
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  668,111        $  498,877
                                              ==========        ==========
NET INCOME per unit                           $     2.53        $     1.89
                                              ==========        ==========
UNITS OUTSTANDING                                263,976           263,976
                                              ==========        ==========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                  2006             2005
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $  744,078       $  556,276
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 27,490           23,989
      (Increase) decrease in accounts
        receivable - oil and gas sales            235,950      (     9,944)
      Increase in accounts payable                  8,712          129,599
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,016,230       $  699,920
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    8,162)     ($   10,155)
                                               ----------       ----------
Net cash used by investing activities         ($    8,162)     ($   10,155)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,029,120)     ($  758,391)
                                               ----------       ----------
Net cash used by financing activities         ($1,029,120)     ($  758,391)
                                               ----------       ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($   21,052)     ($   68,626)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,209,317        1,038,719
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,188,265       $  970,093
                                               ==========       ==========











            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  575,739        $  604,086
   Accounts receivable:
      Oil and gas sales                          324,808           433,785
                                              ----------        ----------
        Total current assets                  $  900,547        $1,037,871

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 400,852           414,293

DEFERRED CHARGE                                  125,644           125,644
                                              ----------        ----------
                                              $1,427,043        $1,577,808
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   80,934        $   76,295
   Gas imbalance payable                           9,707             9,707
   Asset retirement obligation -
      current (Note 1)                            10,985             9,255
                                              ----------        ----------
        Total current liabilities             $  101,626        $   95,257

LONG-TERM LIABILITIES:
   Accrued liability                          $    9,664        $    9,664
   Asset retirement obligation
      (Note 1)                                   175,810           175,358
                                              ----------        ----------
        Total long-term liabilities           $  185,474        $  185,022

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,238)      ($   35,041)
   Limited Partners, issued and
      outstanding, 138,336 units               1,199,181         1,332,570
                                              ----------        ----------
        Total Partners' capital               $1,139,943        $1,297,529
                                              ----------        ----------
                                              $1,427,043        $1,577,808
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $590,471          $525,153
   Interest income                                 4,426             1,992
                                                --------          --------
                                                $594,897          $527,145

COSTS AND EXPENSES:
   Lease operating                              $105,161          $161,378
   Production tax                                 50,283            55,862
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,623             4,530
   General and administrative
      (Note 2)                                    62,496            60,250
                                                --------          --------
                                                $233,563          $282,020
                                                --------          --------

NET INCOME                                      $361,334          $245,125
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 55,723          $ 37,104
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $305,611          $208,021
                                                ========          ========
NET INCOME per unit                             $   2.21          $   1.50
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========


















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $361,334        $245,125
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  15,623           4,530
      (Increase) decrease in accounts
        receivable - oil and gas sales             108,977       (  16,664)
      Increase in accounts payable                  10,115          83,971
                                                  --------        --------
Net cash provided by operating
   activities                                     $496,049        $316,962
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  5,476)      ($    328)
   Proceeds from sale of oil and gas
      properties                                         -           2,473
                                                  --------        --------
Net cash provided (used) by investing
   activities                                    ($  5,476)       $  2,145
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($518,920)      ($400,848)
                                                  --------        --------
Net cash used by financing
   activities                                    ($518,920)      ($400,848)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($ 28,347)      ($ 81,741)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             604,086         556,249
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $575,739        $474,508
                                                  ========        ========








            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,057,842        $1,013,378
   Accounts receivable:
      Oil and gas sales                          699,924           884,091
      Related party (Note 2)                      10,461                 -
                                              ----------        ----------
        Total current assets                  $1,768,227        $1,897,469

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,693,846         1,544,711

DEFERRED CHARGE                                   62,603            62,603
                                              ----------        ----------
                                              $3,524,676        $3,504,783
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  218,383        $  263,892
   Gas imbalance payable                          67,556            76,928
   Asset retirement obligation -
      current (Note 1)                            20,579            19,679
                                              ----------        ----------
        Total current liabilities             $  306,518        $  360,499

LONG-TERM LIABILITIES:
   Accrued liability                          $  124,681        $  124,681
   Asset retirement obligation
      (Note 1)                                   358,936           355,551
                                              ----------        ----------
        Total long-term liabilities           $  483,617        $  480,232

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  120,353)      ($  105,515)
   Limited Partners, issued and
      outstanding, 244,536 units               2,854,894         2,769,567
                                              ----------        ----------
        Total Partners' capital               $2,734,541        $2,664,052
                                              ----------        ----------
                                              $3,524,676        $3,504,783
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,232,981        $954,505
   Interest income                                 7,611           2,423
   Other income                                        -           1,741
                                              ----------        --------
                                              $1,240,592        $958,669

COSTS AND EXPENSES:
   Lease operating                            $  185,312        $156,333
   Production tax                                 90,563          64,819
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  54,431          52,036
   General and administrative
      (Note 2)                                    91,992          89,518
                                              ----------        --------
                                              $  422,298        $362,706
                                              ----------        --------

NET INCOME                                    $  818,294        $595,963
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   85,967        $ 63,881
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  732,327        $532,082
                                              ==========        ========
NET INCOME per unit                           $     2.99        $   2.18
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  818,294       $595,963
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   54,431         52,036
      Settlement of asset retirement
        obligation                              (       109)             -
      (Increase) decrease in accounts
        receivable - oil and gas sales              184,167      (  45,477)
      Increase in accounts receivable -
        related party                           (    10,461)             -
      Increase (decrease) in accounts
        payable                                 (    58,628)        30,654
      Decrease in gas imbalance payable         (     9,372)             -
                                                 ----------       --------
Net cash provided by operating
   activities                                    $  978,322       $633,176
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  186,053)     ($ 38,757)
                                                 ----------       --------
Net cash used by investing
   activities                                   ($  186,053)     ($ 38,757)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  747,805)     ($408,309)
                                                 ----------       --------
Net cash used by financing
   activities                                   ($  747,805)     ($408,309)
                                                 ----------       --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   44,464       $186,110

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,013,378        682,792
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,057,842       $868,902
                                                 ==========       ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  549,346        $  547,247
   Accounts receivable:
      Oil and gas sales                          436,252           527,187
                                              ----------        ----------
        Total current assets                  $  985,598        $1,074,434

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 786,396           651,461

DEFERRED CHARGE                                   15,342            15,342
                                              ----------        ----------
                                              $1,787,336        $1,741,237
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  139,132        $  155,178
   Accounts payable - related
      party (Note 2)                               4,547                 -
   Gas imbalance payable                          41,607            42,943
   Asset retirement obligation -
      current (Note 1)                            17,613            17,420
                                              ----------        ----------
        Total current liabilities             $  202,899        $  215,541

LONG-TERM LIABILITIES:
   Accrued liability                          $  153,747        $  153,747
   Asset retirement obligation
      (Note 1)                                   186,115           186,678
                                              ----------        ----------
        Total long-term liabilities           $  339,862        $  340,425

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   37,858)      ($   29,279)
   Limited Partners, issued and
      outstanding, 131,008 units               1,282,433         1,214,550
                                              ----------        ----------
        Total Partners' capital               $1,244,575        $1,185,271
                                              ----------        ----------
                                              $1,787,336        $1,741,237
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                  2006            2005
                                                --------        --------

REVENUES:
   Oil and gas sales                            $714,986        $535,061
   Interest income                                 4,061           1,397
   Other income                                        -             249
                                                --------        --------
                                                $719,047        $536,707

COSTS AND EXPENSES:
   Lease operating                              $116,957        $ 88,145
   Production tax                                 51,389          36,578
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,147          17,037
   General and administrative
      (Note 2)                                    60,376          58,146
                                                --------        --------
                                                $261,869        $199,906
                                                --------        --------

NET INCOME                                      $457,178        $336,801
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 48,295        $ 35,051
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $408,883        $301,750
                                                ========        ========
NET INCOME per unit                             $   3.12        $   2.30
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006          2005
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $457,178      $336,801
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  33,147        17,037
      Settlement of asset retirement
        obligation                               (   1,152)            -
      (Increase) decrease in accounts
        receivable - oil and gas sales              90,935     (  28,306)
      Decrease in accounts payable               (  22,901)    (  48,893)
      Increase in accounts payable -
        related party                                4,547             -
      Decrease in gas imbalance
        payable                                  (   1,336)            -
                                                  --------      --------
Net cash provided by operating
   activities                                     $560,418      $276,639
                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($160,445)    ($  4,810)
                                                  --------      --------
Net cash used by investing
   activities                                    ($160,445)    ($  4,810)
                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($397,874)    ($220,900)
                                                  --------      --------
Net cash used by financing
   activities                                    ($397,874)    ($220,900)
                                                  --------      --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $  2,099      $ 50,929

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             547,247       432,834
                                                  --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $549,346      $483,763
                                                  ========      ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 March 31,      December 31,
                                                   2006             2005
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,492,289       $1,460,559
   Accounts receivable:
      Oil and gas sales                            952,432        1,272,925
                                                ----------       ----------
        Total current assets                    $2,444,721       $2,733,484

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,929,648        1,981,508

DEFERRED CHARGE                                     40,254           40,254
                                                ----------       ----------
                                                $4,414,623       $4,755,246
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  223,018       $  324,885
   Accrued liability - other (Note 1)               11,865                -
   Gas imbalance payable                            16,538           16,538
   Asset retirement obligation -
      current (Note 1)                              24,256           23,971
                                                ----------       ----------
        Total current liabilities               $  275,677       $  365,394

LONG-TERM LIABILITIES:
   Accrued liability                            $  254,420       $  254,420
   Asset retirement obligation
      (Note 1)                                     418,581          413,791
                                                ----------       ----------
        Total long-term liabilities             $  673,001       $  668,211

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  245,628)     ($  197,010)
   Limited Partners, issued and
      outstanding, 418,266 units                 3,711,573        3,918,651
                                                ----------       ----------
        Total Partners' capital                 $3,465,945       $3,721,641
                                                ----------       ----------
                                                $4,414,623       $4,755,246
                                                ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,299,778        $1,216,684
   Interest income                                11,108             4,549
   Other income                                   10,740                 -
                                              ----------        ----------
                                              $1,321,626        $1,221,233

COSTS AND EXPENSES:
   Lease operating                            $  230,151        $  274,873
   Production tax                                 83,495            84,095
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,757            43,786
   General and administrative
      (Note 2)                                   140,368           137,518
                                              ----------        ----------
                                              $  525,771        $  540,272
                                              ----------        ----------

NET INCOME                                    $  795,855        $  680,961
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   84,933        $   71,582
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  710,922        $  609,379
                                              ==========        ==========
NET INCOME per unit                           $     1.70        $     1.46
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========

















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  795,855      $  680,961
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  71,757          43,786
      Decrease in accounts receivable -
        oil and gas sales                          320,493          88,269
      Decrease in accounts payable             (    40,944)    (   500,577)
      Increase in accrued liability -
        other                                       11,865               -
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,159,026      $  312,439
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   75,745)    ($   10,469)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   75,745)    ($   10,469)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,051,551)    ($  370,331)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,051,551)    ($  370,331)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $   31,730     ($   68,361)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,460,559       1,413,497
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,492,289      $1,345,136
                                                ==========      ==========








            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  963,052       $1,062,866
   Accounts receivable:
      Oil and gas sales                           599,445          797,469
                                               ----------       ----------
        Total current assets                   $1,562,497       $1,860,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,644,546        1,680,470

DEFERRED CHARGE                                    17,132           17,132
                                               ----------       ----------
                                               $3,224,175       $3,557,937
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  161,624       $  176,398
   Gas imbalance payable                           13,857           13,857
   Asset retirement obligation -
      current (Note 1)                              1,969            1,948
                                               ----------       ----------
        Total current liabilities              $  177,450       $  192,203

LONG-TERM LIABILITIES:
   Accrued liability                           $   84,584       $   84,584
   Asset retirement obligation
      (Note 1)                                    279,705          276,256
                                               ----------       ----------
        Total long-term liabilities            $  364,289       $  360,840

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  114,555)     ($  126,897)
   Limited Partners, issued and
      outstanding, 221,484 units                2,796,991        3,131,791
                                               ----------       ----------
        Total Partners' capital                $2,682,436       $3,004,894
                                               ----------       ----------
                                               $3,224,175       $3,557,937
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)



                                                 2006             2005
                                               --------         --------

REVENUES:
   Oil and gas sales                           $861,866         $819,952
   Interest income                                8,023            2,585
   Other income                                   9,018                -
                                               --------         --------
                                               $878,907         $822,537

COSTS AND EXPENSES:
   Lease operating                             $171,071         $163,857
   Production tax                                48,119           43,993
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 43,775           37,151
   General and administrative
      (Note 2)                                   85,567           83,143
                                               --------         --------
                                               $348,532         $328,144
                                               --------         --------

NET INCOME                                     $530,375         $494,393
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 56,175         $ 26,076
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $474,200         $468,317
                                               ========         ========
NET INCOME per unit                            $   2.14         $   2.11
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========
















            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  530,375       $494,393
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   43,775         37,151
      (Increase) decrease in accounts
        receivable - oil and gas sales              198,024      (  14,322)
      Increase (decrease) in accounts
        payable                                 (     8,558)        28,213
                                                 ----------       --------
Net cash provided by operating
   activities                                    $  763,616       $545,435
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   10,597)     ($  7,912)
                                                 ----------       --------
Net cash used by investing
   activities                                   ($   10,597)     ($  7,912)
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  852,833)     ($451,091)
                                                 ----------       --------
Net cash used by financing
   activities                                   ($  852,833)     ($451,091)
                                                 ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($   99,814)      $ 86,432

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,062,866        696,460
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  963,052       $782,892
                                                 ==========       ========









            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)



1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2006, statements of operations for the three months ended March 31, 2006 and 2005, and statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2006, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $9,000, $6,000, $9,000, $5,000, $12,000, and $7,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2006 and 2005 are as shown below.

                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $285,256          $114,955
      Accretion expense                            3,439             1,150
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $288,695          $116,105
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 18,263          $  6,589
      Asset Retirement Obligation -
         Long-Term                               270,432           109,516


                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $184,613          $ 79,865
      Accretion expense                            2,182               774
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $186,795          $ 80,639
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,985          $ 26,223
      Asset Retirement Obligation -
         Long-Term                               175,810            54,416

                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $375,230          $204,672
      Additions and revisions                          -             1,069
      Settlements and disposals                (     109)                -
      Accretion expense                            4,394             2,095
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $379,515          $207,836
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 20,579          $ 27,005
      Asset Retirement Obligation -
         Long-Term                               358,936           180,831



                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,098          $109,182
      Additions and revisions                          -               155
      Settlements and disposals                (   2,732)                -
      Accretion expense                            2,362             1,094
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $203,728          $110,431
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 17,613          $  3,814
      Asset Retirement Obligation -
         Long-Term                               186,115           106,617

                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $437,762          $217,175
      Accretion expense                            5,075             2,068
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $442,837          $219,243
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 24,256          $ 15,403
      Asset Retirement Obligation -
         Long-Term                               418,581           203,840


                                III-F Partnership
                                -----------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $278,204          $150,199
      Accretion expense                            3,470             1,698
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $281,674          $151,897
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,969          $  6,024
      Asset Retirement Obligation -
         Long-Term                               279,705           145,873

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $28,012                $ 69,468
               III-B                  26,091                  36,405
               III-C                  27,639                  64,353
               III-D                  25,900                  34,476
               III-E                  30,298                 110,070
               III-F                  27,283                  58,284

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


      ACCOUNTS RECEIVABLE - RELATED PARTY
      ----------------------------------

      The Accounts Receivable - Related Party at March 31, 2006 for the III-C Partnership represents affiliated partnerships' share of oil and gas production expenses initially paid by the III-C Partnership that have not yet been reimbursed by the affiliated partnerships as of March 31, 2006. Such amounts will be received during the second quarter of 2006.


      ACCOUNTS PAYABLE - RELATED PARTY
      --------------------------------

      The Accounts Payable - Related Party at March 31, 2006 for the III-D Partnership represents the III-D Partnership's share of oil and gas production expenses initially paid by the III-C Partnership that have not been reimbursed by the III-D Partnership to the III-C Partnership as of March 31, 2006. Such amounts will be repaid during the second quarter of 2006.

      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at March 31, 2006 for the III-E Partnership represents a charge accrued for the settlement of a lawsuit brought by a royalty owner in the Karon Unit located in Live Oak County, Texas.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution. During the three months ended March 31, 2006, capital expenditures for the III-C and III-D Partnerships totaled $199,000 and $167,000, respectively. These expenditures were primarily due to the recompletion of the Sugg AA 3067 #1 well located in Irion County, Texas. The III-C and III-D Partnerships own working interests of approximately 34.2% and 28.6%, respectively, in this well.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                         Initial           Extensions       Current
      Partnership    Termination Date      Exercised    Termination Date
      -----------    -----------------     ---------    -----------------
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

      As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.


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

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              96,735        3,483,848
         Production                              ( 6,820)      (   97,516)
         Extensions and discoveries                    2            3,176
         Revisions of previous
            estimates                            (   215)      (   53,212)
                                                  ------        ---------

      Proved reserves, March 31, 2006             89,702        3,336,296
                                                  ======        =========



                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              60,591        1,408,960
         Production                              ( 4,850)      (   42,417)
         Extensions and discoveries                    1            1,341
         Revisions of previous
            estimates                              1,364       (   18,779)
                                                  ------        ---------

      Proved reserves, March 31, 2006             57,106        1,349,105
                                                  ======        =========


                                III-C Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              89,290        4,704,441
         Production                              ( 2,712)      (  158,163)
         Extensions and discoveries                1,473          119,936
         Revisions of previous
            estimates                              2,456       (  109,182)
                                                  ------        ---------

      Proved reserves, March 31, 2006             90,507        4,557,032
                                                  ======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              83,877        2,407,268
         Production                             (  2,291)      (   84,478)
         Extensions and discoveries                1,215           96,460
         Revisions of previous
            estimates                                658       (   70,812)
                                                 -------        ---------

      Proved reserves, March 31, 2006             83,459        2,348,438
                                                 =======        =========

                                III-E Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2005             150,195        5,309,709
         Production                             (  4,192)      (  154,777)
         Extensions and discoveries                   11          143,125
         Revisions of previous
            estimates                           (  3,993)      (   83,964)
                                                 -------        ---------

      Proved reserves, March 31, 2006            142,021        5,214,093
                                                 =======        =========


                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,230        3,504,393
         Production                             (  5,130)      (   79,364)
         Extensions and discoveries                    7               20
         Revisions of previous
            estimates                             13,117       (  102,547)
                                                 -------        ---------

      Proved reserves, March 31, 2006            345,224        3,322,502
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2006 and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2006 will actually be realized for such production.

                                       Net Present Value of Reserves
                                -------------------------------------------
      Partnership                     3/31/06                 12/31/05
      -----------                   -----------             -----------
        III-A                       $13,164,434             $18,172,686
        III-B                         6,084,467               8,094,147
        III-C                        13,478,529              19,743,674
        III-D                         7,505,439              10,571,683
        III-E                        18,021,403              25,351,236
        III-F                        15,791,540              20,515,797

                                            Oil and Gas Prices
                                ------------------------------------------
        Pricing                       3/31/06                 12/31/05
      -----------                   -----------             -----------
      Oil (Bbl)                     $     66.25             $     61.06
      Gas (Mcf)                            7.18                   10.08


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                               -----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,113,320       $1,033,696
      Oil and gas production expenses           $  253,418       $  362,348
      Barrels produced                               6,820            8,034
      Mcf produced                                  97,516          108,487
      Average price/Bbl                         $    62.60       $    45.38
      Average price/Mcf                         $     7.04       $     6.17


      As shown in the table above, total oil and gas sales increased $80,000 (7.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase, $118,000 and $85,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $55,000 and $68,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,214 barrels and 10,971 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 in order to perform a workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production, and if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 2005, and (iii) the shutting-in of two other significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production, and if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $109,000 (30.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on these wells will remain at 2006 levels. These decreases were partially offset by (i) workover expenses incurred on one significant well during the three months ended March 31, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the three months ended March 31, 2006 from 35.1% for the three months ended March 31, 2005. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,000 (14.6%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $6,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during the three months ended March 31, 2006 due to the lack of remaining reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 2.5% for the three months ended March 31, 2006 from 2.3% for the three months ended March 31, 2005.

      General and administrative expenses increased $3,000 (2.6%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the three months ended March 31, 2006 from 9.2% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $42,446,701  or  160.80%  of  Limited  Partners'  capital
      contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006            2005
                                                  --------        --------
      Oil and gas sales                           $590,471        $525,153
      Oil and gas production expenses             $155,444        $217,240
      Barrels produced                               4,850           5,398
      Mcf produced                                  42,417          44,794
      Average price/Bbl                           $  61.96        $  45.58
      Average price/Mcf                           $   6.84        $   6.23

      As shown in the table above, total oil and gas sales increased $65,000 (12.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase, $79,000 and $26,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $25,000 and $15,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 548 barrels and 2,377 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 in order to perform a workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production, and if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production, and if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,000 (28.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on these wells will remain at 2006 levels. These decreases were partially offset by (i) workover expenses incurred on one significant well during the three months ended March 31, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.3% for the three months ended March 31, 2006 from 41.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,000 (244.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $4,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during the three months ended March 31, 2006 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 2.6% for the three months ended March 31, 2006 from 0.9% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (3.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 10.6% for the three months ended March 31, 2006 from 11.5% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $23,535,353  or  170.13%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2006            2005
                                                ----------       --------
      Oil and gas sales                         $1,232,981       $954,505
      Oil and gas production expenses           $  275,875       $221,152
      Barrels produced                               2,712          2,469
      Mcf produced                                 158,163        134,206
      Average price/Bbl                         $    61.83       $  46.83
      Average price/Mcf                         $     6.74       $   6.25

      As shown in the table above, total oil and gas sales increased $278,000 (29.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $11,000 and $150,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $40,000 and $77,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 243 barrels and 23,957 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) an increase in production on two significant wells following the successful recompletion of those wells during 2005 and early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $55,000 (24.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) repair and maintenance expenses incurred on several other wells during the three months ended March 31, 2006. These increases were partially offset by workover expenses incurred on several wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the three months ended March 31, 2006 from 23.2% for the three months ended March 31, 2005.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,000 (4.6%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) an increase in depletable oil and gas properties during the three months ended March 31, 2006 primarily due to the recompletion of one significant well and (ii) the increases in volumes of oil and gas sold. These increases were partially offset by (i) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of two developmental wells and (ii) the receipt of an equipment credit on one fully depleted well during the three months ended March 31, 2006. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended March 31, 2006 from 5.5% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (2.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 7.5% for the three months ended March 31, 2006 from 9.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $32,084,795  or  131.21%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2006              2005
                                                --------          --------
      Oil and gas sales                         $714,986          $535,061
      Oil and gas production expenses           $168,346          $124,723
      Barrels produced                             2,291             2,399
      Mcf produced                                84,478            76,715
      Average price/Bbl                         $  60.30          $  45.62
      Average price/Mcf                         $   6.83          $   5.55

      As shown in the table above, total oil and gas sales increased $180,000 (33.6%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $34,000 and $108,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $43,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $5,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 108 barrels, while volumes of gas sold increased 7,763 Mcf for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and (ii) the successful completion of several new wells during 2005 and early 2006. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and early 2006 and (ii) an increase in production on two significant wells following the successful recompletion of those wells during 2005 and early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $44,000 (35.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) repair and maintenance expenses incurred on several wells during the three months ended March 31, 2006, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on another significant well during the three months ended March 31, 2006. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.5% for the three months ended March 31, 2006 and 23.3% for the three months ended March 31, 2005.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,000 (94.6%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) an increase in depletable oil and gas properties during the three months ended March 31, 2006 primarily due to the recompletion of one significant well, (ii) an increase of $3,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $1,000 due to the accretion of these additional asset retirement obligations. These increases were partially offset by an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. As a percentage of oil and gas sales, this expense increased to 4.6% for the three months ended March 31, 2006 from 3.2% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (3.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2006 from 10.9% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $17,925,669  or  136.83%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,299,778       $1,216,684
      Oil and gas production expenses           $  313,646       $  358,968
      Barrels produced                               4,192            6,185
      Mcf produced                                 154,777          172,223
      Average price/Bbl                         $    59.27       $    43.51
      Average price/Mcf                         $     6.79       $     5.50

      As shown in the table above, total oil and gas sales increased $83,000 (6.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $66,000 and $200,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $87,000 and $96,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,993 barrels and 17,446 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2005 and early 2006 in order to perform a workover. As of the date of this Quarterly Report, the shut-in well has returned to production at a rate lower than previously experienced. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $45,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 24.1% for the three months ended March 31, 2006 from 29.5% for the three months ended March 31, 2005. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $28,000 (63.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) one significant well being fully depleted during the three months ended March 31, 2006 due to the lack of remaining reserves, (ii) an increase of $7,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $3,000 due to the accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.5% for the three months ended March 31, 2006 from 3.6% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,000 (2.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended March 31, 2006 from 11.3% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $52,877,016  or  126.42%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006            2005
                                                  --------        --------
      Oil and gas sales                           $861,866        $819,952
      Oil and gas production expenses             $219,190        $207,850
      Barrels produced                               5,130           5,389
      Mcf produced                                  79,364         100,250
      Average price/Bbl                           $  58.76        $  46.66
      Average price/Mcf                           $   7.06        $   5.67

      As shown in the table above, total oil and gas sales increased $42,000 (5.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase $62,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $12,000 and $118,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 259 barrels and 20,886 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by an increase in production on one significant well following the successful recompletion of that well during 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended

      March 31, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in well is expected to return to production in mid 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,000 (5.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses remained relatively constant at 25.4% for the three months ended March 31, 2006 and 25.3% for the three months ended March 31, 2005.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,000 (17.8%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves since March 31, 2005, (ii) an increase of $3,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $2,000 due to the accretion of these additional asset retirement obligations. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.1% for the three months ended March 31, 2006 from 4.5% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (2.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, this expense decreased to 9.9% for the three months ended March 31, 2006 from 10.1% for the three months ended March 31, 2005.

      The III-F Partnership achieved payout during the first quarter of 2006. After payout, operations and revenues for the III-F Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $22,561,904  or  101.87%  of  Limited  Partners'  capital
      contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2006                 By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2006                 By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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