Form 10-Q
period 2006-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2006-11-20
CIK 860745, 873739, 872121, 870229, 863837, 863835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                            September 30,      December 31,
                                                 2006              2005
                                            -------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $  979,821        $1,209,317
   Accounts receivable:
      Oil and gas sales                          567,664           831,772
   Assets held for sale (Note 3)                  59,462                 -
                                              ----------        ----------
        Total current assets                  $1,606,947        $2,041,089
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 598,667           775,391
DEFERRED CHARGE                                  186,254           190,240
                                              ----------        ----------
                                              $2,391,868        $3,006,720
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   77,917        $  126,411
   Gas imbalance payable                          21,315            17,660
   Asset retirement obligation -
      current (Note 1)                            20,931            14,606
   Asset retirement obligation -
      assets held for sale                        17,833                 -
   Accounts payable of assets held
      for sale                                     4,457                 -
                                              ----------        ----------
        Total current liabilities             $  142,453        $  158,677
LONG-TERM LIABILITIES:
   Accrued liability                          $   26,965        $   27,120
   Asset retirement obligation
      (Note 1)                                   256,728           270,650
                                              ----------        ----------
        Total long-term liabilities           $  283,693        $  297,770
PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   95,738)      ($   59,217)
   Limited Partners, issued and
      outstanding, 263,976 units               2,061,460         2,609,490
                                              ----------        ----------
        Total Partners' capital               $1,965,722        $2,550,273
                                              ----------        ----------
                                              $2,391,868        $3,006,720
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                    2006           2005
                                                 ----------     ----------
REVENUES:
   Oil and gas sales                             $1,048,000     $1,165,541
   Interest income                                    7,724          5,169
                                                 ----------     ----------
                                                 $1,055,724     $1,170,710

COSTS AND EXPENSES:
   Lease operating                               $  124,418     $  187,218
   Production tax                                    95,611        101,815
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     61,491         57,883
   Impairment provision                               5,577              -
   General and administrative
      (Note 2)                                       72,472         74,220
                                                 ----------     ----------
                                                 $  359,569     $  421,136
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $  696,155     $  749,574

   Income from discontinued operations
      (Note 3)                                       30,385         31,429
                                                 ----------     ----------
NET INCOME                                       $  726,540     $  781,003
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $   74,879     $   79,650
   Net income from discontinued
      operations                                      3,056          3,323
   Net income                                        77,935         82,973

LIMITED PARTNERS:
   Net income from continuing operations         $  621,276     $  669,924
   Net income from discontinued
      operations                                     27,329         28,106
   Net income                                       648,605        698,030

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     2.35     $     2.53
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.11           0.10
NET INCOME PER UNIT                                    2.46           2.63

UNITS OUTSTANDING                                   263,976        263,976

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $3,133,003     $3,252,450
   Interest income                                   25,738         13,159
                                                 ----------     ----------
                                                 $3,158,741     $3,265,609

COSTS AND EXPENSES:
   Lease operating                               $  414,887     $  555,810
   Production tax                                   269,022        292,644
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    143,459        102,589
   Impairment provision                               5,577              -
   General and administrative
      (Note 2)                                      243,347        242,607
                                                 ----------     ----------
                                                 $1,076,292     $1,193,650
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $2,082,449     $2,071,959

   Income from discontinued operations
      (Note 3)                                       80,883         95,615
                                                 ----------     ----------
NET INCOME                                       $2,163,332     $2,167,574
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $  219,084     $  215,113
   Net income from discontinued
      operations                                      8,278          9,931
   Net income                                       227,362        225,044

LIMITED PARTNERS:
   Net income from continuing operations         $1,863,365     $1,856,846
   Net income from discontinued
      operations                                     72,605         85,684
   Net income                                     1,935,970      1,942,530

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     7.06     $     7.03
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.28           0.32
NET INCOME PER UNIT                                    7.34           7.35

UNITS OUTSTANDING                                   263,976        263,976

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006             2005
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,163,332       $2,167,574
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                145,569          106,691
      Impairment provision                          5,577                -
      (Increase) decrease in accounts
        receivable - oil and gas sales            241,288      (   209,040)
      (Increase) decrease in deferred
        charge                                      3,986      (     3,728)
      Increase (decrease) in accounts
        payable                               (    35,841)         101,448
      Increase (decrease) in gas
        imbalance payable                           3,655      (     3,636)
      Decrease in accrued liability           (       155)     (     3,934)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,527,411       $2,155,375
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    9,024)     ($   18,341)
                                               ----------       ----------
Net cash used by investing
   activities                                 ($    9,024)     ($   18,341)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,747,883)     ($2,159,751)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($2,747,883)     ($2,159,751)
                                               ----------       ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  229,496)     ($   22,717)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,209,317        1,038,719
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  979,821       $1,016,002
                                               ==========       ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  510,796        $  604,086
   Accounts receivable:
      Oil and gas sales                          314,849           433,785
   Assets held for sale (Note 3)                  19,148                 -
                                              ----------        ----------
        Total current assets                  $  844,793        $1,037,871

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 347,632           414,293
DEFERRED CHARGE                                  123,122           125,644
                                              ----------        ----------
                                              $1,315,547        $1,577,808
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   49,259        $   76,295
   Gas imbalance payable                          13,133             9,707
   Asset retirement obligation -
      current (Note 1)                            11,607             9,255
   Asset retirement obligation -
      assets held for sale                         5,909                 -
   Accounts payable of assets held
      for sale                                     1,019                 -
                                              ----------        ----------
        Total current liabilities             $   80,927        $   95,257
LONG-TERM LIABILITIES:
   Accrued liability                          $    8,001        $    9,664
   Asset retirement obligation
      (Note 1)                                   173,600           175,358
                                              ----------        ----------
        Total long-term liabilities           $  181,601        $  185,022

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,630)      ($   35,041)
   Limited Partners, issued and
      outstanding, 138,336 units               1,112,649         1,332,570
                                              ----------        ----------
        Total Partners' capital               $1,053,019        $1,297,529
                                              ----------        ----------
                                              $1,315,547        $1,577,808
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006             2005
                                                  ---------       ---------
REVENUES:
   Oil and gas sales                               $578,250       $627,462
   Interest income                                    3,739          2,603
                                                   --------       --------
                                                   $581,989       $630,065

COSTS AND EXPENSES:
   Lease operating                                 $ 78,695       $124,996
   Production tax                                    56,051         57,315
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     11,754         48,823
   Impairment provision                               3,798              -
   General and administrative
      (Note 2)                                       38,489         39,997
                                                   --------       --------
                                                   $188,787       $271,131
                                                   --------       --------

INCOME FROM CONTINUING OPERATIONS                  $393,202       $358,934

   Income from discontinued operations
      (Note 3)                                        7,566          7,192
                                                   --------       --------
NET INCOME                                         $400,768       $366,126
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 60,597       $ 60,284
   Net income from discontinued
      operations                                      1,145          1,172
   Net income                                        61,742         61,456

LIMITED PARTNERS:
   Net income from continuing operations           $332,605       $298,650
   Net income from discontinued
      operations                                      6,421          6,020
   Net income                                       339,026        304,670

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   2.41       $   2.16
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.04           0.04
NET INCOME PER UNIT                                    2.45           2.20

UNITS OUTSTANDING                                   138,336        138,336

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006            2005
                                                -----------     -----------
REVENUES:
   Oil and gas sales                             $1,715,656     $1,736,038
   Interest income                                   12,351          6,537
                                                 ----------     ----------
                                                 $1,728,007     $1,742,575

COSTS AND EXPENSES:
   Lease operating                               $  268,327     $  345,685
   Production tax                                   156,784        166,907
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     60,626         65,003
   Impairment provision                               3,798              -
   General and administrative
      (Note 2)                                      139,963        139,370
                                                 ----------     ----------
                                                 $  629,498     $  716,965
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $1,098,509     $1,025,610

   Income from discontinued operations
      (Note 3)                                       18,388         23,314
                                                 ----------     ----------
NET INCOME                                       $1,116,897     $1,048,924
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $  171,943     $  161,961
   Net income from discontinued
      operations                                      2,875          3,699
   Net income                                       174,818        165,660

LIMITED PARTNERS:
   Net income from continuing operations         $  926,566     $  863,649
   Net income from discontinued
      operations                                     15,513         19,615
   Net income                                       942,079        883,264

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     6.70     $     6.24
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.11           0.14
NET INCOME PER UNIT                                    6.81           6.38

UNITS OUTSTANDING                                   138,336        138,336

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,116,897      $1,048,924
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  61,460          66,447
      Impairment provision                           3,798               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             112,676     (   108,390)
      (Increase) decrease in deferred
        charge                                       2,522     (     2,938)
      Increase (decrease) in accounts
        payable                                (    20,541)         61,208
      Increase (decrease) in gas imbalance
        payable                                      3,426     (     1,425)
      Decrease in accrued liability            (     1,663)    (     2,526)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,278,575      $1,061,300
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   10,458)    ($    3,115)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   10,458)    ($    3,115)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,361,407)    ($1,099,266)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,361,407)    ($1,099,266)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   93,290)    ($   41,081)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             604,086         556,249
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  510,796      $  515,168
                                                ==========      ==========



            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  768,443        $1,013,378
   Accounts receivable:
      Oil and gas sales                          865,408           884,091
   Assets held for sale (Note 3)                   7,848                 -
                                              ----------        ----------
        Total current assets                  $1,641,699        $1,897,469
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,908,304         1,544,711

DEFERRED CHARGE                                   59,090            62,603
                                              ----------        ----------
                                              $3,609,093        $3,504,783
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  164,974        $  263,892
   Gas imbalance payable                          66,546            76,928
   Asset retirement obligation -
      current (Note 1)                            37,701            19,679
   Asset retirement obligation -
      assets held for sale                         2,462                 -
   Accounts payable of assets held
      for sale                                       257                 -
                                              ----------        ----------
        Total current liabilities             $  271,940        $  360,499

LONG-TERM LIABILITIES:
   Accrued liability                          $  115,012        $  124,681
   Asset retirement obligation
      (Note 1)                                   348,076           355,551
                                              ----------        ----------
        Total long-term liabilities           $  463,088        $  480,232

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  105,107)      ($  105,515)
   Limited Partners, issued and
      outstanding, 244,536 units               2,979,172         2,769,567
                                              ----------        ----------
        Total Partners' capital               $2,874,065        $2,664,052
                                              ----------        ----------
                                              $3,609,093        $3,504,783
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $1,195,284      $1,116,005
   Interest income                                    6,480           5,084
   Other income                                       8,287               -
                                                 ----------      ----------
                                                 $1,210,051      $1,121,089

COSTS AND EXPENSES:
   Lease operating                               $  180,088      $  162,036
   Production tax                                    68,890          75,340
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     70,125         107,062
   Impairment provision                              77,806               -
   General and administrative
      (Note 2)                                       67,214          68,276
                                                 ----------      ----------
                                                 $  464,123      $  412,714
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  745,928      $  708,375

   Income from discontinued operations
      (Note 3)                                        4,639           5,669
                                                 ----------      ----------
NET INCOME                                       $  750,567      $  714,044
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $   87,259      $   79,964
   Net income from discontinued
      operations                                        466             592
   Net income                                        87,725          80,556

LIMITED PARTNERS:
   Net income from continuing operations         $  658,669      $  628,411
   Net income from discontinued
      operations                                      4,173           5,077
   Net income                                       662,842         633,488

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     2.70      $     2.57
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.02            0.02
NET INCOME PER UNIT                                    2.72            2.59

UNITS OUTSTANDING                                   244,536         244,536

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                      2006           2005
                                                   ----------     ----------

REVENUES:
   Oil and gas sales                               $3,421,287     $3,042,346
   Interest income                                     21,748         11,425
   Other income                                         8,287          2,541
                                                   ----------     ----------
                                                   $3,451,322     $3,056,312

COSTS AND EXPENSES:
   Lease operating                                 $  548,368     $  400,303
   Production tax                                     231,798        208,615
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                      198,193        200,525
   Impairment provision                                77,806              -
   General and administrative
      (Note 2)                                        227,271        225,907
                                                   ----------     ----------
                                                   $1,283,436     $1,035,350
                                                   ----------     ----------

INCOME   FROM CONTINUING OPERATIONS                $2,167,886     $2,020,962

   Income from discontinued operations
      (Note 3)                                         10,227         13,673
                                                   ----------     ----------
NET INCOME                                         $2,178,113     $2,034,635
                                                   ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations           $  239,454     $  218,772
   Net income from discontinued
      operations                                        1,054          1,422
   Net income                                         240,508        220,194

LIMITED PARTNERS:
   Net income from continuing operations           $1,928,432     $1,802,190
   Net income from discontinued
      operations                                        9,173         12,251
   Net income                                       1,937,605      1,814,441

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $     7.89     $     7.37
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                              0.04           0.05
NET INCOME PER UNIT                                      7.93           7.42


UNITS OUTSTANDING                                     244,536        244,536

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,178,113     $2,034,635
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  198,543        201,128
      Impairment provision                           77,806              -
      Settlement of asset retirement
        obligation                              (       109)             -
      (Increase) decrease in accounts
        receivable - oil and gas sales               16,173    (   199,269)
      (Increase) decrease in deferred
        charge                                        3,513    (     6,029)
      Increase (decrease) in accounts
        payable                                 (    85,772)        20,673
      Decrease in gas imbalance
        payable                                 (    10,382)   (     7,201)
      Decrease in accrued liability             (     9,669)   (    43,918)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,368,216     $2,000,019
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  645,051)   ($  101,749)
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($  645,051)   ($  101,749)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,968,100)   ($1,632,727)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,968,100)   ($1,632,727)
                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  244,935)    $  265,543

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,013,378        682,792
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  768,443     $  948,335
                                                 ==========     ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  423,909        $  547,247
   Accounts receivable:
      Oil and gas sales                          406,867           527,187
   Assets held for sale (Note 3)                   2,449                 -
                                              ----------        ----------
        Total current assets                  $  833,225        $1,074,434

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,023,568           651,461

DEFERRED CHARGE                                   14,691            15,342
                                              ----------        ----------
                                              $1,871,484        $1,741,237
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  107,376        $  155,178
   Gas imbalance payable                          41,622            42,943
   Asset retirement obligation -
      current (Note 1)                            29,814            17,420
   Accounts payable of assets held
      for sale                                         1                 -
                                              ----------        ----------
        Total current liabilities             $  178,813        $  215,541

LONG-TERM LIABILITIES:
   Accrued liability                          $  140,185        $  153,747
   Asset retirement obligation
      (Note 1)                                   178,549           186,678
                                              ----------        ----------
        Total long-term liabilities           $  318,734        $  340,425

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,311)      ($   29,279)
   Limited Partners, issued and
      outstanding, 131,008 units               1,412,248         1,214,550
                                              ----------        ----------
        Total Partners' capital               $1,373,937        $1,185,271
                                              ----------        ----------
                                              $1,871,484        $1,741,237
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006            2005
                                                   --------        --------
REVENUES:
   Oil and gas sales                               $604,694        $643,733
   Interest income                                    3,314           2,755
   Other income                                       1,187               -
                                                   --------        --------
                                                   $609,195        $646,488

COSTS AND EXPENSES:
   Lease operating                                 $109,854        $ 96,960
   Production tax                                    38,483          44,360
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     43,945          37,605
   Impairment provision                              13,437               -
   General and administrative
      (Note 2)                                       36,504          37,365
                                                   --------        --------
                                                   $242,223        $216,290
                                                   --------        --------

INCOME FROM CONTINUING OPERATIONS                  $336,972        $430,198

   Income from discontinued operations
      (Note 3)                                        2,960           3,784
                                                   --------        --------
NET INCOME                                         $369,932        $433,982
                                                   ========        ========

GENERAL PARTNER:
   Net income from continuing operations           $ 41,530        $ 46,128
   Net income from discontinued
      operations                                        296             378
   Net income                                        41,826          46,506

LIMITED PARTNERS:
   Net income from continuing operations           $325,442        $384,070
   Net income from discontinued
      operations                                      2,664           3,406
   Net income                                       328,106         387,476

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   2.49        $   2.93
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.02            0.02
NET INCOME PER UNIT                                    2.51            2.95

UNITS OUTSTANDING                                   131,008         131,008


            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006          2005
                                                  ----------    ----------
REVENUES:
   Oil and gas sales                              $1,903,882    $1,726,635
   Interest income                                    11,184         6,341
   Other income                                        1,187           364
                                                  ----------    ----------
                                                  $1,916,253    $1,733,340

COSTS AND EXPENSES:
   Lease operating                                $  322,721    $  235,844
   Production tax                                    132,195       118,678
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     114,590        77,488
   Impairment provision                               13,437             -
   General and administrative
      (Note 2)                                       134,520       132,868
                                                  ----------    ----------
                                                  $  717,463    $  564,878
                                                  ----------    ----------

INCOME FROM CONTINUING OPERATIONS                 $1,198,790    $1,168,462

   Income from discontinued operations
      (Note 3)                                         4,657        12,243
                                                  ----------    ----------
NET INCOME                                        $1,203,447    $1,180,705
                                                  ==========    ==========

GENERAL PARTNER:
   Net income from continuing operations          $  130,283    $  123,153
   Net income from discontinued
      operations                                         466         1,224
   Net income                                        130,749       124,377

LIMITED PARTNERS:
   Net income from continuing operations          $1,068,507    $1,045,309
   Net income from discontinued
      operations                                       4,191        11,019
   Net income                                      1,072,698     1,056,328

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $     8.16    $     7.98
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                             0.03          0.08
NET INCOME PER UNIT                                     8.19          8.06

UNITS OUTSTANDING                                    131,008       131,008


            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,203,447      $1,180,705
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 114,590          77,488
      Impairment provision                          13,437               -
      Settlement of asset retirement
        obligation                             (     1,152)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             117,871     (    98,510)
      (Increase) decrease in deferred
        charge                                         651     (     4,296)
      Decrease in accounts payable             (    32,972)    (    61,449)
      Decrease in gas imbalance
        payable                                (     1,321)              -
      Decrease in accrued liability            (    13,562)    (    29,445)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,400,989      $1,064,493
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  509,546)    ($   44,583)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  509,546)    ($   44,583)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,014,781)    ($  918,393)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,014,781)    ($  918,393)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        ($  123,338)     $  101,517

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             547,247         432,834
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  423,909      $  534,351
                                                ==========      ==========




            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                              September 30,     December 31,
                                                  2006              2005
                                              -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,109,808       $1,460,559
   Accounts receivable:
      Oil and gas sales                            772,275        1,272,925
   Assets held for sale (Note 3)                    54,258                -
                                                ----------       ----------
        Total current assets                    $1,936,341       $2,733,484

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,614,128        1,981,508

DEFERRED CHARGE                                     34,802           40,254
                                                ----------       ----------
                                                $3,585,271       $4,755,246
                                                ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  286,098       $  324,885
   Accrued liability - other (Note 1)               11,880                -
   Gas imbalance payable                            17,735           16,538
   Asset retirement obligation -
      current (Note 1)                              69,434           23,971
   Asset retirement obligation -
      assets held for sale                          33,885                -
   Accounts payable of assets
      held for sale                                 11,536                -
                                                ----------       ----------
        Total current liabilities               $  430,568       $  365,394
LONG-TERM LIABILITIES:
   Accrued liability                            $  172,765       $  254,420
   Asset retirement obligation
      (Note 1)                                     349,581          413,791
                                                ----------       ----------
        Total long-term liabilities             $  522,346       $  668,211

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  270,857)     ($  197,010)
   Limited Partners, issued and
      outstanding, 418,266 units                 2,903,214        3,918,651
                                                ----------       ----------
        Total Partners' capital                 $2,632,357       $3,721,641
                                                ----------       ----------
                                                $3,585,271       $4,755,246
                                                ==========       ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                   2006            2005
                                               ------------     -----------
REVENUES:
   Oil and gas sales                             $1,010,328     $1,460,272
   Interest income                                    8,361          6,320
                                                 ----------     ----------
                                                 $1,018,689     $1,466,592

COSTS AND EXPENSES:
   Lease operating                               $  250,935     $  240,534
   Production tax                                    72,256        100,676
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     81,242        113,622
   Impairment provision                              61,448              -
   General and administrative
      (Note 2)                                      114,203        116,113
                                                 ----------     ----------
                                                 $  580,084     $  570,945
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $  438,605     $  895,647

   Income (loss) from discontinued
      operations (Note 3)                       (   130,842)         6,906
                                                 ----------     ----------
NET INCOME                                       $  307,763     $  902,553
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $   55,866     $   99,159
   Net income from discontinued
      operations                                      1,562          4,166
   Net income                                        57,428        103,325

LIMITED PARTNERS:
   Net income from continuing operations         $  382,739     $  796,488
   Net income (loss) from discontinued
      operations                                (   132,404)         2,740
   Net income                                       250,335        799,228

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     0.92     $     1.91
NET LOSS FROM DISCONTINUED OPERATIONS
   PER UNIT                                     (      0.32)          0.00
NET INCOME PER UNIT                                    0.60
1.91

UNITS OUTSTANDING                                   418,226        418,226

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                   2006             2005
                                                -----------     -----------
REVENUES:
   Oil and gas sales                             $3,265,162     $3,868,450
   Interest income                                   30,987         16,821
   Other income                                      10,740              -
                                                 ----------     ----------
                                                 $3,306,889     $3,885,271

COSTS AND EXPENSES:
   Lease operating                               $  620,810     $  698,364
   Production tax                                   224,485        268,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    194,450        197,958
   Impairment provision                              61,448              -
   General and administrative
      (Note 2)                                      372,716        370,657
                                                 ----------     ----------
                                                 $1,473,909     $1,535,436
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $1,832,980     $2,349,835

   Income (loss) from discontinued
      operations (Note 3)                       (    22,020)       126,691
                                                 ----------     ----------
NET INCOME                                       $1,810,960     $2,476,526
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $  203,230     $  251,118
   Net income from discontinued
      operations                                     14,167         16,267
   Net income                                       217,397        267,385

LIMITED PARTNERS:
   Net income from continuing operations         $1,629,750     $2,098,717
   Net income (loss) from discontinued
      operations                                (    36,187)       110,424
   Net income                                     1,593,563      2,209,141

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.90     $     5.02
NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS PER UNIT                          (      0.09)          0.26
NET INCOME PER UNIT                                    3.81           5.28

UNITS OUTSTANDING                                   418,266        418,266

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,810,960      $2,476,526
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 213,986         237,932
      Impairment provision                         223,793               -
      Settlement of asset retirement
        obligation                                       -     (       345)
      (Increase) decrease in accounts
        receivable - oil and gas sales             451,438     (   209,136)
      Decrease in deferred charge                    5,452           9,335
      Increase (decrease) in accounts
        payable                                     39,666     (   549,992)
      Increase in accrued liability -
        other                                       11,880               -
      Increase in gas imbalance
        payable                                      1,197             486
      Decrease in accrued liability            (    81,655)    (    22,401)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,676,717      $1,942,405
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  127,224)    ($   27,202)
   Proceeds from sale of oil and
      gas properties                                     -           2,009
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  127,224)    ($   25,193)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,900,244)    ($2,132,378)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,900,244)    ($2,132,378)
                                                ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  350,751)    ($  215,166)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,460,559       1,413,497
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,109,808      $1,198,331
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  705,185       $1,062,866
   Accounts receivable:
      Oil and gas sales                           482,612          797,469
   Assets held for sale (Note 3)                  227,219                -
                                               ----------       ----------
        Total current assets                   $1,415,016       $1,860,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,397,905        1,680,470

DEFERRED CHARGE                                    14,579           17,132
                                               ----------       ----------
                                               $2,827,500       $3,557,937
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  179,314       $  176,398
   Gas imbalance payable                           14,861           13,857
   Asset retirement obligation -
      current (Note 1)                             17,203            1,948
   Asset retirement obligation -
      assets held for sale                         36,058                -
   Accounts payable of assets held
      for sale                                     15,532                -
                                               ----------       ----------
        Total current liabilities              $  262,968       $  192,203

LONG-TERM LIABILITIES:
   Accrued liability                           $   71,465       $   84,584
   Asset retirement obligation
      (Note 1)                                    235,292          276,256
                                               ----------       ----------
        Total long-term liabilities            $  306,757       $  360,840

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  122,589)     ($  126,897)
   Limited Partners, issued and
      outstanding, 221,484 units                2,380,364        3,131,791
                                               ----------       ----------
        Total Partners' capital                $2,257,775       $3,004,894
                                               ----------       ----------
                                               $2,827,500       $3,557,937
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                     2006            2005
                                                  ---------       ---------
REVENUES:
   Oil and gas sales                               $612,382       $853,031
   Interest income                                    5,280          4,016
                                                   --------       --------
                                                   $617,662       $857,047

COSTS AND EXPENSES:
   Lease operating                                 $152,145       $130,704
   Production tax                                    38,828         51,338
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     57,708         50,936
   Impairment provision                              55,288              -
   General and administrative
      (Note 2)                                       60,974         62,266
                                                   --------       --------
                                                   $364,943       $295,244
                                                   --------       --------

INCOME FROM CONTINUING OPERATIONS                  $252,719       $561,803

   Income from discontinued operations
      (Note 3)                                      122,202        137,263
                                                   --------       --------
NET INCOME                                         $374,921       $699,066
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 34,913       $ 29,927
   Net income from discontinued
      operations                                     13,248          7,009
   Net income                                        48,161         36,936

LIMITED PARTNERS:
   Net income from continuing operations           $217,806       $531,876
   Net income from discontinued
      operations                                    108,954        130,254
   Net income                                       326,760        662,130

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   0.98       $   2.40
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.50           0.59
NET INCOME PER UNIT                                    1.48           2.99

UNITS OUTSTANDING                                   221,484        221,484

            The accompanying condensed notes are an integral part of
                           these financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006             2005
                                                ----------      -----------
REVENUES:
   Oil and gas sales                             $1,872,620     $2,211,634
   Interest income                                   20,612         10,027
   Other income                                       9,018              -
                                                 ----------     ----------
                                                 $1,902,250     $2,221,661

COSTS AND EXPENSES:
   Lease operating                               $  419,654     $  369,854
   Production tax                                   118,663        134,198
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    141,896        123,534
   Impairment provision                              55,288              -
   General and administrative
      (Note 2)                                      208,570        207,533
                                                 ----------     ----------
                                                 $  944,071     $  835,119
                                                 ----------     ----------

INCOME FROM CONTINUING OPERATIONS                $  958,179     $1,386,542

   Income from discontinued operations
      (Note 3)                                      377,554        356,031
                                                 ----------     ----------
NET INCOME                                       $1,335,733     $1,742,573
                                                 ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations         $  111,503     $   73,767
   Net income from discontinued
      operations                                     39,657         18,140
   Net income                                       151,160         91,907

LIMITED PARTNERS:
   Net income from continuing operations         $  846,676     $1,312,775
   Net income from discontinued
      operations                                    337,897        337,891
   Net income                                     1,184,573      1,650,666

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.82     $     5.93
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            1.53           1.53
NET INCOME PER UNIT                                    5.35           7.46

UNITS OUTSTANDING                                   221,484        221,484

            The accompanying condensed notes are an integral part of
                           these financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,335,733     $1,742,573
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  152,054        132,003
      Impairment provision                           66,259              -
      (Increase) decrease in accounts
        receivable - oil and gas sales              210,314    (   172,404)
      Decrease in deferred charge                     2,553          4,610
      Increase in accounts payable                   16,894         16,646
      Increase in gas imbalance
        payable                                       1,004            399
      Decrease in accrued liability             (    13,119)   (    10,770)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,771,692     $1,713,057
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   46,521)   ($   22,735)
   Proceeds from sale of oil
      and gas properties                                  -          2,318
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   46,521)   ($   20,417)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,082,852)   ($1,594,870)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($2,082,852)   ($1,594,870)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  357,681)    $   97,770

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,062,866        696,460
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  705,185     $  794,230
                                                 ==========     ==========


            The accompanying condensed notes are an integral part of
                           these financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                 CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)



1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2006, statements of operations for the three and nine months ended September 30, 2006 and 2005, and statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Statements of Cash Flows include cash flows attributable to
      discontinued   operations  and  assets  held  for  sale  for  all  periods presented.

      DISCONTINUED OPERATIONS
      -----------------------

      As further discussed in Note 3, the Partnerships anticipate selling a number of properties at auction in December 2006 and February 2007. The following chart shows the number of properties anticipated to be sold under the plan and their associated proved reserves as of September 30, 2006.

                                    Number of                 Proved
            Partnership            Properties                Reserves
            -----------          ---------------          --------------
               III-A                    8                   $  336,000
               III-B                    6                       66,000
               III-C                   10                       34,000
               III-D                    7                        4,000
               III-E                   11                      202,000
               III-F                    6                    3,350,000


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows for such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $6,000, $4,000, $78,000, $13,000, $61,000 and $55,000 for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.


      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2006, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized $30,000, $19,000, $33,000, $18,000,
      $48,000, and $22,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2006 and 2005 are as shown below.

                                III-A Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $292,111          $117,256
      Additions and revisions                          -           115,243
      Accretion expense                            3,381             5,775
      Discontinued operations                  (  17,833)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $277,659          $238,274
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------       ------------

      Total Asset Retirement
         Obligation, January 1                  $285,256          $114,955
      Additions and revisions                          -           115,243
      Accretion expense                           10,236             8,076
      Discontinued operations                  (  17,833)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $277,659          $238,274
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 20,931          $  5,357
      Asset Retirement Obligation -
         Long-Term                               256,728           232,917

                                III-B Partnership
                                -----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $188,976          $ 81,447
      Additions and revisions                          -            80,508
      Accretion expense                            2,140             3,973
      Discontinued operations                  (   5,909)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $185,207          $165,928
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $184,613          $ 79,865
      Additions and revisions                          -            80,508
      Accretion expense                            6,503             5,555
      Discontinued operations                  (   5,909)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $185,207          $165,928
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,607          $ 49,771
      Asset Retirement Obligation -
         Long-Term                               173,600           116,157

                                III-C Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $383,917          $209,962
      Additions and revisions                         13           206,049
      Accretion expense                            4,309            10,390
      Discontinued operations                  (   2,462)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $385,777          $426,401
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $375,230          $204,672
      Additions and revisions                         13           207,132
      Settlements and disposals                (     109)                -
      Accretion expense                           13,105            14,597
      Discontinued operations                  (   2,462)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $385,777          $426,401
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 37,701          $ 54,470
      Asset Retirement Obligation -
         Long-Term                               348,076           371,931

                                III-D Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $206,065          $111,537
      Additions and revisions                          2            69,849
      Accretion expense                            2,296             3,893
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $208,363          $185,279
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------      ------------

      Total Asset Retirement
         Obligation, January 1                  $204,098          $109,182
      Additions and revisions                          2            70,004
      Settlements and disposals                (   2,732)                -
      Accretion expense                            6,995             6,093
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $208,363          $185,279
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 29,814          $  5,857
      Asset Retirement Obligation -
         Long-Term                               178,549           179,422

                                III-E Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $447,890          $216,248
      Additions and revisions                          -           228,882
      Accretion expense                            5,010            11,257
      Discontinued operations                  (  33,885)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $419,015          $456,387
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $437,762          $217,175
      Additions and revisions                          -           228,882
      Settlements and disposals                        -         (   5,091)
      Accretion expense                           15,138            15,421
      Discontinued operations                  (  33,885)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $419,015          $456,387
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 69,434          $ 13,427
      Asset Retirement Obligation -
         Long-Term                               349,581           442,960

                                III-F Partnership
                                -----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $285,125          $153,610
      Additions and revisions                          -           105,768
      Accretion expense                            3,428             6,089
      Discontinued operations                  (  36,058)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $252,495          $265,467
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $278,204          $150,199
      Additions and revisions                          -           105,768
      Accretion expense                           10,349             9,500
      Discontinued operations                  (  36,058)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $252,495          $265,467
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 17,203          $  4,332
      Asset Retirement Obligation -
         Long-Term                               235,292           261,135



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 3,004                $ 69,468
               III-B                   2,084                  36,405
               III-C                   2,861                  64,353
               III-D                   2,028                  34,476
               III-E                   4,133                 110,070
               III-F                   2,690                  58,284

      During the nine months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $34,943                $208,404
               III-B                  30,748                 109,215
               III-C                  34,212                 193,059
               III-D                  31,092                 103,428
               III-E                  42,506                 330,210
               III-F                  33,718                 174,852

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2006 for the III-E Partnership represents a charge accrued for the settlement of a lawsuit brought by a royalty owner in the Karon Unit located in Live Oak County, Texas.

3. DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. It is anticipated these properties will be sold at auction in December 2006 and February 2007. These properties represent a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.

      Net income (loss) from discontinued operations are as follows:

                                III-A Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 39,453          $ 42,641
      Lease operating                          (   5,454)        (   5,508)
      Production tax                           (   3,420)        (   3,704)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     194)        (   2,000)
                                                --------          --------
      Income from discontinued
         operations                             $ 30,385          $ 31,429
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $109,463          $125,830
      Lease operating                          (  17,079)        (  15,410)
      Production tax                           (   9,391)        (  10,703)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,110)        (   4,102)
                                                --------          --------
      Income from discontinued
         operations                             $ 80,883          $ 95,615
                                                ========          ========

                                III-B Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $  9,528          $ 10,544
      Lease operating                          (     957)        (   1,667)
      Production tax                           (     935)        (   1,016)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (      70)        (     669)
                                                --------          --------
      Income from discontinued
         operations                             $  7,566          $  7,192
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 25,758          $ 32,414
      Lease operating                          (   4,046)        (   4,626)
      Production tax                           (   2,490)        (   3,030)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     834)        (   1,444)
                                                --------          --------
      Income from discontinued
         operations                             $ 18,388          $ 23,314
                                                ========          ========


                                III-C Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $  5,343          $  7,250
      Lease operating                          (     232)        (     705)
      Production tax                           (     441)        (     597)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (      31)        (     279)
                                                --------          --------
      Income from discontinued
         operations                             $  4,639          $  5,669
                                                ========          ========


                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 13,282          $ 17,733
      Lease operating                          (   1,528)        (   1,964)
      Production tax                           (   1,177)        (   1,493)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     350)        (     603)
                                                --------          --------
      Income from discontinued
         operations                             $ 10,227          $ 13,673
                                                ========          ========

                                III-D Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $  3,136          $  4,068
      Lease operating                          (     233)        (      10)
      Production tax                                  57         (     274)
                                                --------          --------
      Income from discontinued
         operations                             $  2,960          $  3,784
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $  4,888          $ 13,272
      Lease operating                          (     242)        (      85)
      Production tax                                  11         (     944)
                                                --------          --------
      Income from discontinued
         operations                             $  4,657          $ 12,243
                                                ========          ========

                                III-E Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 51,319          $ 76,456
      Lease operating                          (  18,193)        (  26,193)
      Production tax                           (   1,233)        (   4,742)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     390)        (  38,615)
      Impairment provision                     ( 162,345)                -
                                                --------          --------
      Income (loss) from discontinued
         operations                            ($130,842)         $  6,906
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $221,369          $238,905
      Lease operating                          (  50,804)        (  57,093)
      Production tax                           (  10,704)        (  15,147)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (  19,536)        (  39,974)
      Impairment provision                     ( 162,345)                -
                                                --------          --------
      Income (loss) from discontinued
         operations                            ($ 22,020)         $126,691
                                                ========          ========

                                III-F Partnership
                                -----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $154,463          $167,508
      Lease operating                          (  18,804)        (  23,235)
      Production tax                           (   2,033)        (   3,348)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     453)        (   3,662)
      Impairment provision                     (  10,971)                -
                                                --------          --------
      Income from discontinued
         operations                             $122,202          $137,263
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $489,123          $439,994
      Lease operating                          (  70,595)        (  67,720)
      Production tax                           (  19,845)        (   7,774)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (  10,158)        (   8,469)
      Impairment provision                     (  10,971)                -
                                                --------          --------
      Income from discontinued
         operations                             $377,554          $356,031
                                                ========          ========

      Assets of the discontinued operations for the nine months ended September 30, 2006 were as follows:

                                                                  III-A
                                                               Partnership
                                                               -----------

      Accounts receivable - oil and gas sales                    $ 22,820
      Oil and gas properties                                      521,052
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 484,410)
                                                                 --------
      Net assets held for sale                                   $ 59,462
                                                                 ========

                                                                   III-B
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $   6,260
      Oil and gas properties                                       187,146
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         (  174,258)
                                                                 ---------
      Net assets held for sale                                   $  19,148
                                                                 =========

                                                                   III-C
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $   2,510
      Oil and gas properties                                        82,424
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         (   77,086)
                                                                 ---------
      Net assets held for sale                                   $   7,848
                                                                 =========

                                                                   III-D
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $   2,449
                                                                 ---------
      Net assets held for sale                                   $   2,449
                                                                 =========

                                                                   III-E
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $  49,212
      Oil and gas properties                                       667,650
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         (  662,604)
                                                                 ---------
      Net assets held for sale                                   $  54,258
                                                                 =========

                                                                   III-F
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                   $  104,543
      Oil and gas properties                                     1,245,677
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                        ( 1,123,001)
                                                                ----------
      Net assets held for sale                                  $  227,219
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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2006, capital expenditures for the III-C and III-D Partnerships totaled $632,000 and $495,000, respectively. These expenditures were primarily due to recompletions of the Sugg AA 3 #1 and Sugg AA 3067 #1 wells located in Irion County, Texas and the Loving 1 State #1 and Loving 1 State #2 wells located in Eddy County, New Mexico. The III-C and III-D Partnerships own working interests in these wells as follows:

                       Property            III-C      III-D
                  -----------------        -----      -----
                  Sugg AA 3 #1             29.9%      25.0%
                  Sugg AA 2067 #1          34.2       28.6
                  Loving 1 State #1        17.8       14.9
                  Loving 1 State #2        20.5       17.2

      Other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2006 and 2005 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnership Agreements, the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their fourth extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $6,000, $4,000, $78,000, $13,000, $61,000 and $55,000 for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will
      have  a  material  impact  on  its  results  of  operations,   financial
      condition and cash flows.


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

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                III-A Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              96,735        3,483,848
         Production                              ( 6,820)      (   97,516)
         Extensions and discoveries                    2            3,176
         Revisions of previous
            estimates                            (   215)      (   53,212)
                                                  ------        ---------

      Proved reserves, March 31, 2006             89,702        3,336,296
         Production                              ( 6,894)      (   84,764)
         Extensions and discoveries                   11            1,953
         Revisions of previous
            estimates                              6,071           96,052
                                                  ------        ---------

      Proved reserves, June 30, 2006              88,890        3,349,537
         Production of continuing
           operations                            ( 7,016)      (   87,046)
         Production of discontinued
           operations                            (   142)      (    4,404)
         Extensions and discoveries                   31            7,750
         Discontinued operations                 ( 5,391)      (  149,029)
         Revisions of previous
            estimates                            ( 6,456)      (  252,478)
                                                  ------        ---------

      Proved reserves, Sept. 30, 2006             69,916        2,864,330
                                                  ======        =========

                                III-B Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              60,591        1,408,960
         Production                              ( 4,850)      (   42,417)
         Extensions and discoveries                    1            1,341
         Revisions of previous
            estimates                              1,364       (   18,779)
                                                  ------        ---------

      Proved reserves, March 31, 2006             57,106        1,349,105
         Production                              ( 4,739)      (   34,124)
         Extensions and discoveries                    3              497
         Revisions of previous
            estimates                            (   581)      (   95,999)
                                                  ------        ---------

      Proved reserves, June 30, 2006              51,789        1,219,479
         Production of continuing
           operations                            ( 4,953)      (   35,487)
         Production of discontinued
           operations                            (    14)      (    1,388)
         Extensions and discoveries                   17            2,632
         Discontinued operations                 (   379)      (   49,389)
         Revisions of previous
            estimates                            (   561)          20,503
                                                  ------        ---------

      Proved reserves, Sept. 30, 2006             45,899        1,156,350
                                                  ======        =========

                                III-C Partnership
                                -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005               89,290       4,704,441
         Production                              (  2,712)     (  158,163)
         Extensions and discoveries                 1,473         119,936
         Revisions of previous
            estimates                               2,456      (  109,182)
                                                  -------       ---------

      Proved reserves, March 31, 2006              90,507       4,557,032
         Production                              (  2,778)     (  133,924)
         Extensions and discoveries                10,600         122,051
         Revisions of previous
            estimates                            (    988)     (  321,340)
                                                  -------       ---------

      Proved reserves, June 30, 2006               97,341       4,223,819
         Production of continuing
           operations                            (  2,644)     (  127,774)
         Production of discontinued
           operations                            (     25)     (      590)
         Extensions and discoveries                12,828          75,263
         Discontinued operations                 (    364)     (   20,863)
         Revisions of previous
            estimates                               2,553          79,732
                                                  -------       ---------

      Proved reserves, Sept. 30, 2006             109,689       4,229,587
                                                  =======       =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              83,877        2,407,268
         Production                             (  2,291)      (   84,478)
         Extensions and discoveries                1,215           96,460
         Revisions of previous
            estimates                                658       (   70,812)
                                                 -------        ---------

      Proved reserves, March 31, 2006             83,459        2,348,438
         Production                             (  2,407)      (   75,153)
         Extensions and discoveries                8,815           78,491
         Revisions of previous
            estimates                              1,200       (  173,003)
                                                 -------        ---------

      Proved reserves, June 30, 2006              91,067        2,178,773
         Production of continuing
           operations                           (  2,200)      (   70,754)
         Production of discontinued
           operations                           (      8)      (      436)
         Extensions and discoveries               10,720           43,214
         Discontinued operations                (     34)      (      943)
         Revisions of previous
            estimates                           (    314)          23,946
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             99,231        2,173,800
                                                 =======        =========






                                III-E Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      ------------

      Proved reserves, Dec. 31, 2005             150,195        5,309,709
         Production                             (  4,192)      (  154,777)
         Extensions and discoveries                   11          143,125
         Revisions of previous
            estimates                           (  3,993)      (   83,964)
                                                 -------        ---------

      Proved reserves, March 31, 2006            142,021        5,214,093
         Production                             (  4,871)      (  147,749)
         Revisions of previous
            estimates                           (  8,624)      (  286,325)
                                                 -------        ---------

      Proved reserves, June 30, 2006             128,526        4,780,019
         Production of continuing
           operations                           (  3,855)      (  102,280)
         Production of discontinued
           operations                           (     58)      (    7,175)
         Extensions and discoveries                   94           17,605
         Discontinued operations                (    731)      (  177,764)
         Revisions of previous
            estimates                              1,400           26,265
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            125,376        4,536,670
                                                 =======        =========

                                III-F Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,230        3,504,393
         Production                             (  5,130)      (   79,364)
         Extensions and discoveries                    7               20
         Revisions of previous
            estimates                             13,117       (  102,547)
                                                 -------        ---------

      Proved reserves, March 31, 2006            345,224        3,322,502
         Production                             (  4,562)      (   78,746)
         Extensions and discoveries                    -              187
         Revisions of previous
            estimates                              3,434       (  312,390)
                                                 -------        ---------

      Proved reserves, June 30, 2006             344,096        2,931,553
         Production of continuing
           operations                           (  2,409)      (   53,156)
         Production of discontinued
           operations                           (  2,015)      (    2,448)
         Extensions and discoveries                   80           32,307
         Discontinued operations                (198,657)      (   52,686)
         Revisions of previous
            estimates                             26,237           38,349
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            167,332        2,893,919
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2006 will actually be realized for such production.

                             Net Present Value of Reserves (In 000's)
                          ----------------------------------------------
      Partnership         9/30/06      6/30/06       3/31/06    12/31/05
      -----------         -------      -------       -------    --------
        III-A             $ 7,011      $11,753       $13,164    $ 18,173
        III-B               3,478        5,368         6,084       8,094
        III-C               7,239       12,911        13,479      19,744
        III-D               4,094        7,741         7,505      10,572
        III-E               8,025       16,004        18,021      25,351
        III-F               6,448       14,967        15,792      20,516

                                         Oil and Gas Prices
                          ----------------------------------------------
        Pricing           9/30/06      6/30/06       3/31/06    12/31/05
      -----------         -------      -------       -------    --------
      Oil (Bbl)           $ 62.90      $ 73.94       $ 66.25    $  61.06
      Gas (Mcf)              4.18         6.09          7.18       10.08

      The Partnerships had decreases in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2006 as compared to June 30, 2006 due to the decreases in the oil and gas prices used to run the reserves and the removal of the reserves related to discontinued operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of oil and gas wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;

            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            *     Completion  of  enhanced   recovery  projects  which  increase
                  production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,048,000       $1,165,541
      Oil and gas production expenses           $  220,029       $  289,033
      Barrels produced                               7,016            8,059
      Mcf produced                                  87,046           85,018
      Average price/Bbl                         $    69.63       $    59.85
      Average price/Mcf                         $     6.43       $     8.04

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $118,000 (10.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $140,000 was related to a decrease in the average price of gas sold and (ii) $62,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of (i) $68,000 related to an increase in the average price of oil sold and (ii) $16,000 related to an increase in volumes of gas sold.

      Volumes of oil sold decreased 1,043 barrels, while volumes of gas sold increased 2,028 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well following its successful workover during late 2005 and (ii) the successful completion of several new wells.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $69,000 (23.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the three months ended September 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the three months ended September 30, 2006 from 24.8% for the three months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $4,000 (6.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2006 due to its lack of remaining reserves. This increase in DD&A was partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 5.9% for the three months ended September 30, 2006 from 5.0% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in DD&A.

      The III-A Partnership recognized a non-cash charge against earnings of $6,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $2,000 (2.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 6.9% for the three months ended September 30, 2006 from 6.4% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-A Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,133,003       $3,252,450
      Oil and gas production expenses           $  683,909       $  848,454
      Barrels produced                              20,675           23,942
      Mcf produced                                 261,665          288,315
      Average price/Bbl                         $    66.37       $    52.63
      Average price/Mcf                         $     6.73       $     6.91

      (a) The foregoing chart and following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $119,000 (3.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $172,000 and $184,000 were related to decreases in volumes of oil and gas sold and (ii) $47,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $284,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 3,267 barrels and 26,650 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through late 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of several wells during late 2005 through late 2006 in order to perform workovers, and (iii) positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005. As of the date of this Quarterly Report, the operators have not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $165,000 (19.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) a decrease in workover expenses, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the nine months ended September 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. As a percentage of oil and gas sales, these expenses decreased to 21.8% for the nine months ended September 30, 2006 from 26.1% for the nine months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      DD&A of oil and gas properties increased $41,000 (39.8%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. The increases in DD&A were partially offset by (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 4.6% for the nine months ended September 30, 2006 from 3.2% for the nine months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The III-A Partnership recognized a non-cash charge against earnings of $6,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.8% for the nine months ended September 30, 2006 from 7.5% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-A Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $44,008,701 or 166.71% of Limited Partners' capital contributions.

      III-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006           2005(a)
                                                  --------        --------
      Oil and gas sales                           $578,250        $627,462
      Oil and gas production expenses             $134,746        $182,311
      Barrels produced                               4,953           5,619
      Mcf produced                                  35,487          36,639
      Average price/Bbl                           $  69.61        $  59.79
      Average price/Mcf                           $   6.58        $   7.96

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $49,000 (7.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $40,000 and $9,000 were related to decreases in volumes of oil and gas sold and (ii) $49,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $49,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 666 barrels and 1,152 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on one significant well following its successful workover during late 2005 and
      (ii) the successful completion of several wells.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $48,000 (26.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the three months ended September 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. As a percentage of oil and gas sales, these expenses decreased to 23.3% for the three months ended September 30, 2006 from 29.1% for the three months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      DD&A of oil and gas properties decreased $37,000 (75.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves,
      (ii) one significant well being substantially depleted during 2005 due to its lack of remaining reserves, and (iii) the decreases in the volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.0% for the three months ended September 30, 2006 from 7.8% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The III-B Partnership recognized a non-cash charge against earnings of $4,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $2,000 (3.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 6.7% for the three months ended September 30, 2006 from 6.4% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-B Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006         2005(a)
                                                  ----------    ----------
      Oil and gas sales                           $1,715,656    $1,736,038
      Oil and gas production expenses             $  425,111    $  512,592
      Barrels produced                                14,619        16,707
      Mcf produced                                   109,597       123,797
      Average price/Bbl                           $    66.39    $    52.68
      Average price/Mcf                           $     6.80    $     6.91

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $20,000 (1.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $110,000 and $98,000 were related to decreases in volumes of oil and gas sold and (ii) $13,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $201,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 2,088 barrels and 14,200 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of several wells in order to perform workovers, and (iii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005. As of the date of this Quarterly Report, the operators have not yet determined when or if the shut-in wells will return to production and, if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $87,000 (17.1%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) a decrease in workover expenses, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the nine months ended September 30, 2006 as compared to the same period in 2005. As of the date of this Quarterly Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. As a percentage of oil and gas sales, these expenses decreased to 24.8% for the nine months ended September 30, 2006 from 29.5% for the nine months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      DD&A of oil and gas properties decreased $4,000 (6.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves, (ii) one significant well being substantially depleted during 2005 due to its lack of remaining reserves, and (iii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by (i) two significant wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of oil and gas sales, this expense decreased to 3.5% for the nine months ended September 30, 2006 from 3.7% for the nine months ended September 30, 2005.

      The III-B Partnership recognized a non-cash charge against earnings of $4,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 8.2% for the nine months ended September 30, 2006 from 8.0% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-B Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $24,258,353 or 175.36% of Limited Partners' capital contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,195,284       $1,116,005
      Oil and gas production expenses           $  248,978       $  237,376
      Barrels produced                               2,644            2,491
      Mcf produced                                 127,774          136,075
      Average price/Bbl                         $    69.23       $    59.45
      Average price/Mcf                         $     7.92       $     7.11

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales increased $79,000 (7.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this increase (i) $26,000 and $103,000 were related to increases in the average prices of oil and gas sold and (ii) $9,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $59,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 153 barrels, while volumes of gas sold decreased 8,301 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended September 30, 2005. These decreases were partially offset by (i) the successful completion of several wells and (ii) increases in production on two significant wells following their successful recompletions during early and mid 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,000 (4.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2006, (ii) subsurface repair and maintenance expenses incurred on two significant wells during the three months ended September 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) workover expenses incurred on several other wells during the three months ended September 30, 2005 and
      (ii) a decrease in production taxes on one significant well due to a negative prior period production tax adjustment during the three months ended September 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 20.8% for the three months ended September 30, 2006 from 21.3% for the three months ended September 30, 2005.

      DD&A of oil and gas properties decreased $37,000 (34.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. The decrease in DD&A was partially offset by an increase in depletable oil and gas properties during the three months ended September 30, 2006 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended September 30, 2006 from 9.6% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The III-C Partnership recognized a non-cash charge against earnings of $78,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 5.6% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-C Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,421,287       $3,042,346
      Oil and gas production expenses           $  780,166       $  608,918
      Barrels produced                               8,145            7,201
      Mcf produced                                 418,830          412,287
      Average price/Bbl                         $    65.94       $    52.50
      Average price/Mcf                         $     6.89       $     6.46

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales increased $379,000 (12.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $109,000 and $178,000 were related to increases in the average prices of oil and gas sold and (ii) $50,000 and $42,000 were related to increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 944 barrels and 6,543 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several wells and (ii) increases in production on several other wells following their successful recompletions during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $171,000 (28.1%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2006, (ii) a $50,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the III-C Partnership's gas balancing position on several wells, and (iii) repair and maintenance expenses incurred on several other wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 22.8% for the nine months ended September 30, 2006 from 20.0% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $2,000 (1.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. The decrease in DD&A was partially offset by (i) an increase in depletable oil and gas properties during the nine months ended September 30, 2006 primarily due to the recompletion of two significant wells and (ii) one significant well being fully depleted during the nine months ended September 30, 2006. As a percentage of oil and gas sales, this expense decreased to 5.8% for the nine months ended September 30, 2006 from 6.6% for the nine months ended September 30, 2005, primarily due to the increase in the average price of oil sold.

      The III-C Partnership recognized a non-cash charge against earnings of $78,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 6.6% for the nine months ended September 30, 2006 from 7.4% for the nine months ended September 30, 2005, primarily due to the increase in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-C Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $33,165,795 or 135.63% of Limited Partners' capital contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2006             2005(a)
                                                --------          --------
      Oil and gas sales                         $604,694          $643,733
      Oil and gas production expenses           $148,337          $141,320
      Barrels produced                             2,200             2,056
      Mcf produced                                70,754            70,981
      Average price/Bbl                         $  67.86          $  61.14
      Average price/Mcf                         $   6.44          $   7.30

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $39,000 (6.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $61,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of (i) $15,000 related to an increase in the average price of oil sold and (ii) $9,000 related to an increase in the volumes of oil sold.

      Volumes of oil sold increased 144 barrels, while volumes of gas sold decreased 227 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) the successful completion of several new wells and (ii) increases in production on two significant wells following their successful recompletions during early and mid 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,000 (5.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2006 and (ii) subsurface repair and maintenance expenses incurred on two significant wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) workover expenses incurred on several other wells during the three months ended September 30, 2005 and (ii) a decrease in production taxes on one significant well due to a negative prior period production tax adjustment during the three months ended September 30, 2006. As a percentage of oil and gas sales, these expenses increased to 24.5% for the three months ended September 30, 2006 from 22.0% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in production expenses.

      DD&A of oil and gas properties increased $6,000 (16.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in depletable oil and gas properties during the three months ended September 30, 2006 primarily due to the recompletion of one significant well. The increase in DD&A was partially offset by several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.3% for the three months ended September 30, 2006 from 5.8% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The III-D Partnership recognized a non-cash charge against earnings of $13,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (2.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 6.0% for the three months ended September 30, 2006 from 5.8% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,903,882       $1,726,635
      Oil and gas production expenses           $  454,916       $  354,522
      Barrels produced                               6,894            6,534
      Mcf produced                                 230,058          221,902
      Average price/Bbl                         $    65.00       $    51.88
      Average price/Mcf                         $     6.33       $     6.25

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales increased $177,000 (10.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $90,000 and $17,000 were related to increases in the average prices of oil and gas sold and (ii) $19,000 and $51,000 were related to increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 360 barrels and 8,156 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells and
      (ii) increases in production on several other wells following their successful recompletions during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $100,000 (28.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) a $34,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the III-D Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2006, and (iii) repair and maintenance expenses incurred on several other wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.9% for the nine months ended September 30, 2006 from 20.5% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $37,000 (47.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in depletable oil and gas properties during the nine months ended September 30, 2006 primarily due to the recompletion of two significant wells and
      (ii) one significant well being fully depleted during the nine months ended September 30, 2006. The increase in DD&A was partially offset by (i) several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 6.0% for the nine months ended September 30, 2006 from 4.5% for the nine months ended September 30, 2005, primarily due to the dollar increase DD&A.

      The III-D Partnership recognized a non-cash charge against earnings of $13,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the nine months ended September 30, 2006 from 7.7% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $18,459,669 or 140.90% of Limited Partners' capital contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,010,328       $1,460,272
      Oil and gas production expenses           $  323,191       $  341,210
      Barrels produced                               3,855            5,367
      Mcf produced                                 102,280          160,390
      Average price/Bbl                         $    65.40       $    60.60
      Average price/Mcf                         $     7.41       $     7.08

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $450,000 (30.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $92,000 and $411,000 were related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,512 barrels and 58,110 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a recompletion of that well during mid 2005. This well is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment during the three months ended September 30, 2006 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,000 (5.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of a $46,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant well during the nine months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several other wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 32.0% for the three months ended September 30, 2006 from 23.4% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties decreased $32,000 (28.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) downward revisions in the estimates of remaining oil and gas reserves since
      September 30, 2005 and (ii) several other wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 8.0% for the three months ended September 30, 2006 from 7.8% for the three months ended September 30, 2005.

      The III-E Partnership recognized a non-cash charge against earnings of $61,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $2,000 (1.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 11.3% for the three months ended September 30, 2006 from 8.0% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,265,162       $3,868,450
      Oil and gas production expenses           $  845,295       $  966,821
      Barrels produced                              12,852           17,485
      Mcf produced                                 378,907          477,667
      Average price/Bbl                         $    61.60       $    50.05
      Average price/Mcf                         $     6.53       $     6.27

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $603,000 (15.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease $232,000 and $619,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $149,000 and $99,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 4,633 barrels and 98,760 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $122,000 (12.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) a $76,000 decrease in lease operating expenses during the nine months ended September 30, 2006 resulting from a decrease in the III-E Partnership's gas balancing position on several wells, (ii) the receipt of a $46,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant well during the nine months ended September 30, 2006, and
      (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several other wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 25.9% for the nine months ended September 30, 2006 from 25.0% for the nine months ended September 30, 2005.

      DD&A of oil and gas properties decreased $4,000 (1.8%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005 and (ii) several other wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 6.0% for the nine months ended September 30, 2006 from 5.1% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      The III-E Partnership recognized a non-cash charge against earnings of $61,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 11.4% for the nine months ended September 30, 2006 from 9.6% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $54,568,016 or 130.46% of Limited Partners' capital contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $612,382         $853,031
      Oil and gas production expenses             $190,973         $182,042
      Barrels produced                               2,409            2,771
      Mcf produced                                  53,156           95,139
      Average price/Bbl                           $  68.55         $  61.46
      Average price/Mcf                           $   8.41         $   7.18

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the III-F Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $241,000 (28.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $301,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of $66,000 related to an increase in the average price of gas sold.

      Volumes of oil and gas sold decreased 362 barrels and 41,983 Mcf for the three months ended September 30, 2006 as compared the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended September 30, 2006 on one significant well following the recompletion of that well during mid 2005. This well is not expected to return to its previously high levels of production. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment during the three months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,000 (4.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to workover expenses incurred on one significant well during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on two significant wells during the three months ended September 30, 2005, and (iii) repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 31.2% for the three months ended September 30, 2006 from 21.3% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $7,000 (13.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves since September 30, 2005 and (ii) several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 9.4% for the three months ended September 30, 2006 from 6.0% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      The III-F Partnership recognized a non-cash charge against earnings of $55,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (2.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 10.0% for the three months ended September 30, 2006 from 7.3% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Oil and gas sales                           $1,872,620     $2,211,634
      Oil and gas production expenses             $  538,317     $  504,052
      Barrels produced                                 7,038          8,492
      Mcf produced                                   206,503        278,324
      Average price/Bbl                           $    66.12     $    53.30
      Average price/Mcf                           $     6.81     $     6.32

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the III-F Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $339,000 (15.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease $77,000 and $454,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $90,000 and $102,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 1,454 barrels and 71,821 Mcf for the nine months ended September 30, 2006 as compared the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of several wells during early to mid 2006 in order to perform workovers. As of the date of this Quarterly Report, two of the shut-in wells have returned to production at a lower rate than previously experienced and the third shut-in well has returned to production at a higher rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment during the nine months ended September 30, 2006 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,000 (6.8%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2006 and (ii) repair and maintenance expenses incurred on one significant well during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 2005, and
      (iii) repair and maintenance expenses incurred on another significant well during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 28.7% for the nine months ended September 30, 2006 from 22.8% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties increased $18,000 (14.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves since September 30, 2005 and (ii) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.6% for the nine months ended September 30, 2006 from 5.6% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in DD&A.

      The III-F Partnership recognized a non-cash charge against earnings of $55,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 11.1% for the nine months ended September 30, 2006 from 9.4% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the III-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $23,688,904 or 106.96% of Limited Partners' capital contributions.

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

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      On September 27, 2006, Geodyne Nominee Corporation filed a lawsuit on behalf of Geodyne Energy Income Limited Partnership III-D and Geodyne Energy Income Limited Partnership III-E styled Geodyne Nominee Corporation
      v. DeSoto Oil & Gas, Inc. in the U.S. District Court for the Southern District of Texas, case number 04-06-CV-03040. The lawsuit seeks to recover from DeSoto $244,855 plus costs and interest related to erroneous post-closing accounting adjustments arising from the sale of such
      Partnerships' interests in the Jay-Little Escambia Creek Field Unit to DeSoto in May 2004. Any recovery obtained from this lawsuit would be allocated approximately 11% to the III-D Partnership and 89% to the III-E Partnership. The lawsuit is currently in the early stages and management intends to vigorously prosecute this matter.


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

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 20, 2006            By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 20, 2006            By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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