Form 10-K
period 2006-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F
filed 2007-04-16
CIK 860745, 863835, 863837, 870229, 872121, 873739

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................15
      ITEM 2.     PROPERTIES................................................15
      ITEM 3.     LEGAL PROCEEDINGS.........................................37
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......39

PART II.....................................................................39
      ITEM 5.     MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND
                  ISSUER PURCHASES OF UNITS.................................39
      ITEM 6.     SELECTED FINANCIAL DATA...................................42
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................49
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................80
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............80
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................80
      ITEM 9A.    CONTROLS AND PROCEDURES...................................81
      ITEM 9B.    OTHER INFORMATION.........................................81

PART III....................................................................81
      ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
                  AND CORPORATE GOVERNANCE..................................81
      ITEM 11.    EXECUTIVE COMPENSATION....................................83
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................91
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
                  DIRECTOR INDEPENDENCE.....................................93
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................94

PART IV.....................................................................96
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................96

      SIGNATURES...........................................................108

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

                                              Date of
                  Partnership                Activation
                  -----------             ------------------

                     III-A                November 22, 1989
                     III-B                January 24, 1990
                     III-C                February 27, 1990
                     III-D                September 5, 1990
                     III-E                December 26, 1990
                     III-F                March 7, 1991

      The General Partner currently serves as general partner of 26 limited partnerships and is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2006, Samson owned interests in approximately 12,000 oil and gas wells located in 19 states of the United States, Alberta Canada, and the United Kingdom North Sea. At December 31, 2006, Samson operated approximately 4,000 oil and gas wells located in 15 states of the United States and Alberta Canada.

      Until liquidation (see "Partnership Termination" below), the Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2007, Samson employed approximately 1,200 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner, and Corporate Governance."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period to the dates indicated in the "Current Termination Date" column on the following chart:

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

On February 5, 2007, the General Partner mailed a notice to the limited partners indicating that the Partnerships will terminate at the end of their current term as listed above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the termination and liquidation of the Partnerships.


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


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. During the past year, the sale of oil and gas properties has also generated significant revenues for the Partnerships. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships will terminate on November 22, 2007 (for the III-A Partnership) and December 31, 2007 (for the III-B, III-C, III-D, III-E, and III-F Partnerships). The volumes, pricing, and expense factors discussed above may also impact the price the Partnerships receive for their oil and gas properties in connection with the liquidation of the Partnerships' assets.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2006:

      Partnership             Purchaser                     Percentage
      -----------       ------------------------            ----------
         III-A          ConocoPhillips Company
                          ("ConocoPhillips")                    34.6%
                        Gulfterra Central Point
                         Allocation ("Gulfterra")               19.7%

         III-B          ConocoPhillips                          42.7%
                        Gulfterra                               17.2%

         III-C          Duke Energy Field Services,
                          Inc.("Duke")                          15.3%
                        NGPL Allocation                         11.0%

         III-D          NGPL Allocation                         15.8%
                        Eaglwing Trading Inc.
                          ("Eaglwing")                          12.6%
                        Duke                                    12.2%
                        Enbridge US Inc. - Texas                10.8%
                        Eagle Rock Field Services LP            10.1%

         III-E          Duke                                    20.3%
                        Sempra Energy Trading Corp.
                          ("Sempra")                            16.2%
                        Red Desert Central Point
                          Allocation ("Red Desert")             14.4%
                        Hunt Crude Oil Supply Co.               13.8%
                        Kinder Morgan, Inc.                     10.1%

         III-F          Sempra                                  19.9%
                        Eaglwing                                18.8%
                        Red Desert                              17.7%
                        Duke                                    15.4%

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

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of environmental, biological, cultural, and aesthetic resources. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the
Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


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

      Termination of Partnerships in 2007
      ------------------------------------

      The Partnerships will terminate on November 22, 2007 (for the III-A Partnership) and December 31, 2007 (for the III-B, III-C, III-D, III-E and III-F Partnerships). Upon termination, we will sell the Partnerships' properties. There is no assurance that the market for the Partnerships' properties will be favorable at that time. The market for oil and gas properties is highly dependent on current and anticipated future prices for oil and gas. These prices fluctuate due to a number of uncontrollable factors as described in the following paragraph. A decrease in oil and gas prices and/or anticipated future oil and gas prices would probably depress the market for oil and gas properties and result in lowered sales proceeds to the Partnerships.


      Oil And Natural Gas Prices Fluctuate Due To A Number Of
      -------------------------------------------------------
      Uncontrollable Factors, And Any Decline Will Adversely Affect
      -------------------------------------------------------------
      The Partnerships' Financial Condition.
      --------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas as well as the sales of oil and gas properties pursuant to the liquidation plan described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices.

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1. Business-Competition and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, significant price declines will negatively affect the ultimate cash received upon the sale of oil and gas properties in liquidation of the Partnerships.


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

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2. Properties-Proved Reserves and Net Present Value."

      We have included in Note 7 to the financial statements included in this Annual Report on Form 10-K ("Annual Report") unaudited balance sheets for the Partnerships which are prepared on a liquidation basis, rather than a going concern basis. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding future net cash flows until the properties are sold as well as the prices which may be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis balance sheets.


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


      No Market For Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for them. Secondary market activity for the Units has been limited and varies among the Partnerships. The General Partner's annual repurchase offer was terminated on March 9, 2007 in anticipation of the Partnerships' termination at November 22, 2007 (for the III-A Partnership) and December 31, 2007 (for the III-B, III-C, III-D, III-E and III-F Partnerships). Therefore, you may only sell your Units via (i) occasional "4.9% tender offers" which are made for the Units and (ii) transfers facilitated by secondary trading firms and matching services. To ensure that the proper parties receive their share of the Partnerships' liquidation proceeds, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units."

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

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1. Business."


      Conflicts Of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties in the normal course of business and well as in the liquidation process. See "Item 13. Certain Relationships and Related Transactions and Director Independence."


      Payments To The General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11. Executive Compensation" and "Item 8. Financial Statements and Supplementary Data."


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



ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.



ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2006.

                              Well Statistics(1)
                            As of December 31, 2006

             Number of Gross Wells(2)            Number of Net Wells(3)
            --------------------------        ---------------------------
 P/ship       Total     Oil       Gas           Total       Oil      Gas
--------      -----     ---       ---           ------     -----    -----
 III-A         206       50       156            12.21      2.50     9.70
 III-B         176       41       135             7.86      3.31     4.55
 III-C         239       47       192            23.80      6.93    16.87
 III-D         153       47       106            12.59      5.08     7.51
 III-E         151       11       140            22.58      1.85    20.73
 III-F         373      270       103            16.13      6.45     9.68
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


      Drilling Activities

      During the year ended December 31, 2006, the Partnerships directly or indirectly participated in the drilling activities described below.

III-A PARTNERSHIP
-----------------
                                             WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---   -------- --------  ---- ------
Belt Properties #3-8       Pittsburg   OK      -      0.01101   Gas  In Progress
Clayton #11-9              Washita     OK      -      0.00330   Gas  Producing
Hachar #41                 Webb        TX      -      0.00749   Gas  Producing
Hoyt #1C (DK)              Rio Arriba  NM      -      0.00016   Gas  In Progress
Hoyt #1C (MV)              Rio Arriba  NM      -      0.00050   Gas  In Progress
Jenny #1C                  Rio Arriba  NM      -      0.00158   Gas  Producing
Jicarilla B #1B            Rio Arriba  NM      -      0.00021   Gas  Producing
Phillips #1-22             Caddo       OK      -      0.00215   Gas  Producing
Ringo #10-9                Washita     OK      -      0.00354   Gas  Producing
Tafoya #35-5               San Juan    NM      -      0.00300   Gas  Producing



III-B PARTNERSHIP
-----------------
                                            WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---  --------  --------  ---- ------
Clayton #11-9              Washita     OK      -      0.00218   Gas  Producing
Hachar #41                 Webb        TX      -      0.00349   Gas  Producing
Hoyt #1C (DK)              Rio Arriba  NM      -      0.00007   Gas  In Progress
Hoyt #1C (MV)              Rio Arriba  NM      -      0.00022   Gas  In Progress
Jenny #1C                  Rio Arriba  NM      -      0.00066   Gas  Producing
Jicarilla B #1B            Rio Arriba  NM      -      0.00009   Gas  Producing
Phillips #1-22             Caddo       OK      -      0.00142   Gas  Producing
Ringo #10-9                Washita     OK      -      0.00233   Gas  Producing
Tafoya #35-5               San Juan    NM      -      0.00126   Gas  Producing

III-C PARTNERSHIP
-----------------
                                            WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---  --------  --------  ---- ------
Aday #1-9                  McClain     OK      -      0.00206   Gas  Producing
Bridges #2-18              LeFlore     OK      -      0.00029   Gas  Producing
Camel, Joe #3              Lea         NM      -      0.00140   Oil  In Progress
Cantrell #7-15H            Haskell     OK      -      0.00112   Gas  Producing
Cheyenne 29 #5             Roger Mills OK      -      0.00008   Gas  Producing
Cory #1-29                 Kingfisher  OK      -      0.00372   Gas  Producing
Davis Garry #26            Kay         OK      -      0.00079   Oil  Producing
Delaware 28 #6             Roger Mills OK      -      0.00008   Gas  Producing
Delaware 28 #7             Roger Mills OK      -      0.00008   Gas  In Progress
Duncan #2-7H               Seminole    OK      -      0.00018   Oil  In Progress
Gilbert A #1               Caddo       OK      -      0.00225   Gas  Producing
Grace #1-H                 Lincoln     OK      -      0.00290   Gas  Producing
Guinn #1-5                 Coal        OK      -      0.00508   Gas  Producing
Hachar #41                 Webb        TX      -      0.00145   Gas  Producing
Harris #5-26H              Haskell     OK      -      0.00062   Gas  Producing
Hay #10-33                 Roger Mills OK      -      0.00015   Gas  Producing
Hefley #2-36               Wheeler     TX      -      0.01069   Gas  Producing
Hefley #3-37               Wheeler     TX      -      0.01070   Gas  Producing
Hefley #16-47              Wheeler     TX      -      0.01603   Gas  Producing
Hefley #20-47              Wheeler     TX      -      0.01603   Gas  Producing
Hefley #27-47              Wheeler     TX      -      0.01603   Gas  In Progress
Hefley #32-47              Wheeler     TX      -      0.01603   Gas  Producing
Helton #7-60               Wheeler     TX      -      0.00481   Gas  Producing
Helton #8-60               Wheeler     TX      -      0.00481   Gas  Producing
Helton #10A-60             Wheeler     TX      -      0.00481   Gas  Producing
Helton #11-60              Wheeler     TX      -      0.00481   Gas  Producing
Helton #14-60              Wheeler     TX      -      0.00481   Gas  Producing
Hinkle #4-28               Washita     OK      -      0.00440   Gas  In Progress
Hinkle Trust #5-33         Washita     OK      -      0.00094   Gas  Producing
Hoyt #1C (DK)              Rio Arriba  NM      -      0.00003   Gas  In Progress
Hoyt #1C (MV)              Rio Arriba  NM      -      0.00009   Gas  In Progress
Hubbard #2-13              Beckham     OK      -      0.00077   Gas  Producing
Jenny #1C                  Rio Arriba  NM      -      0.00028   Gas  Producing

Jicarilla B #1B            Rio Arriba  NM      -      0.00004   Gas  Producing
Litz #1R-2                 Harper      OK   0.00547   0.00547   Gas  Producing
McWilliams #2H-23          Pittsburg   OK      -      0.00034   Gas  In Progress
Melvin #1H-20              Hughes      OK   0.00168   0.00168   Gas  In Progress
Mooney #1H-19              Hughes      OK   0.00184   0.00184   Gas  Producing
Morris #1H-21              Hughes      OK      -      0.00500   Gas  Producing
Nutley #4-33               Washita     OK      -      0.00094   Gas  Producing
Oliver #1                  McClain     OK      -      0.00492   Oil  Producing
Parker #1-6H               Coal        OK      -      0.00217   Gas  Producing
Patterson #1H-31           Hughes      OK      -      0.00345   Gas  Producing
Patterson #2H-31           Hughes      OK      -      0.00345   Gas  Producing
Patton #3-24               Pittsburg   OK      -      0.01041   Gas  In Progress
Pee Wee #1-17              Stephens    OK      -      0.00433   Gas  Producing
Phipps #1-28               Pittsburg   OK      -      0.00384   Gas  Producing
Prater #5-10               Hemphill    TX      -      0.00268   Gas  Producing
Prater #6-10               Hemphill    TX      -      0.00268   Gas  Producing
Prater #7-10               Hemphill    TX      -      0.00268   Gas  In Progress
Prater #8-10               Hemphill    TX      -      0.00268   Gas  Producing
Prater #9-10               Hemphill    TX      -      0.00268   Gas  In Progress
Presson H W #1-5           Pittsburg   OK      -      0.00031   Gas  Producing
Reed #1-8                  Beckham     OK      -      0.00010   Gas  Producing
Rice 1-25                  LeFlore     OK      -      0.00020   Gas  Producing
Schueler #1-14H            Hughes      OK   0.00056   0.00056   Gas  In Progress
Sites Troy #1-9            Beckham     OK   0.00052   0.00052   Gas  Producing
Smith #1H-28               Hughes      OK      -      0.00625   Gas  In Progress
Sophia #14-50              Wheeler     TX      -      0.00315   Gas  In Progress
Sophia #21-50              Wheeler     TX      -      0.00315   Gas  Producing
Spradlin Farms #8A-20      Washita     OK      -      0.00189   Gas  Producing
Sugg-Farmar 26 #1          Irion       TX      -      0.00128   Gas  Producing
Tafoya #35-5               San Juan    NM      -      0.00053   Gas  Producing
Trueblood #2-2             Noble       OK   0.00476   0.00419   Gas  Producing
Trueblood #3-2             Noble       OK   0.00476   0.00419   Gas  Producing
Trueblood #4-2             Noble       OK   0.00478   0.00419   Oil  Producing
Trueblood #5-2             Noble       OK   0.00476   0.00419   Oil  In Progress
Urchison #5-12H            LeFlore     OK   0.00148   0.00148   Gas  Producing
Vanilli #3-36              LeFlore     OK      -      0.00139   Gas  Producing
Verner #5-11               Pittsburg   OK      -      0.00370   Gas  Producing
Walter #5-24               Beckham     OK      -      0.00065   Gas  Producing
 (Upr D.Moines GW)

III-D PARTNERSHIP
-----------------
                                            WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---  --------  --------  ---- ------
Aday #1-9                  McClain     OK      -      0.00029   Gas  Producing
Bridges #2-18              Le Flore    OK      -      0.00004   Gas  Producing
Camel, Joe #3              Lea         NM      -      0.00020   Oil  In Progress
Cantrell #7-15H            Haskell     OK      -      0.00016   Gas  Producing
Cheyenne 29 #5             Roger Mills OK      -      0.00001   Gas  Producing
Cory #1-29                 Kingfisher  OK      -      0.00053   Gas  Producing
Davis Garry #26            Kay         OK      -      0.00011   Oil  Producing
Delaware 28 #6             Roger Mills OK      -      0.00001   Gas  Producing
Delaware 28 #7             Roger Mills OK      -      0.00001   Gas  In Progress
Duncan #2-7H               Seminole    OK      -      0.00003   Oil  In Progress
Gilbert A #1               Caddo       OK      -      0.00032   Gas  Producing
Grace #1-H                 Lincoln     OK      -      0.00042   Gas  Producing
Guinn #1-5                 Coal        OK      -      0.00073   Gas  Producing
Harris #5-26H              Haskell     OK      -      0.00009   Gas  Producing
Hay #10-33                 Roger Mills OK      -      0.00002   Gas  Producing
Hefley #2-36               Wheeler     TX      -      0.00894   Gas  Producing
Hefley #3-37               Wheeler     TX      -      0.00895   Gas  Producing
Hefley #16-47              Wheeler     TX      -      0.01341   Gas  Producing
Hefley #20-47              Wheeler     TX      -      0.01341   Gas  Producing
Hefley #27-47              Wheeler     TX      -      0.01341   Gas  In Progress
Hefley #32-47              Wheeler     TX      -      0.01341   Gas  Producing
Helton #7-60               Wheeler     TX      -      0.00402   Gas  Producing
Helton #8-60               Wheeler     TX      -      0.00402   Gas  Producing
Helton #10A-60             Wheeler     TX      -      0.00402   Gas  Producing
Helton #11-60              Wheeler     TX      -      0.00402   Gas  Producing
Helton #14-60              Wheeler     TX      -      0.00402   Gas  Producing
Hinkle #4-28               Washita     OK      -      0.00063   Gas  In Progress
Hinkle Trust #5-33         Washita     OK      -      0.00013   Gas  Producing
Hubbard #2-13              Beckham     OK      -      0.00011   Gas  Producing
Litz #1R-2                 Harper      OK   0.00078   0.00078   Gas  Producing
McWilliams #2H-23          Pittsburg   OK      -      0.00005   Gas  In Progress
Melvin #1H-20              Hughes      OK   0.00024   0.00024   Gas  In Progress

Mooney #1H-19              Hughes      OK   0.00026   0.00026   Gas  Producing
Morris #1H-21              Hughes      OK      -      0.00072   Gas  Producing
Nutley #4-33               Washita     OK      -      0.00013   Gas  Producing
Parker #1-6H               Coal        OK      -      0.00031   Gas  Producing
Patterson #1H-31           Hughes      OK      -      0.00049   Gas  Producing
Patterson #2H-31           Hughes      OK      -      0.00049   Gas  Producing
Patton #3-24               Pittsburg   OK      -      0.00149   Gas  In Progress
Pee Wee #1-17              Stephens    OK      -      0.00062   Gas  Producing
Phipps #1-28               Pittsburg   OK      -      0.00055   Gas  Producing
Prater #5-10               Hemphill    TX      -      0.00224   Gas  Producing
Prater #6-10               Hemphill    TX      -      0.00224   Gas  Producing
Prater #7-10               Hemphill    TX      -      0.00224   Gas  In Progress
Prater #8-10               Hemphill    TX      -      0.00224   Gas  Producing
Prater #9-10               Hemphill    TX      -      0.00224   Gas  In Progress
Presson H W #1-5           Pittsburg   OK      -      0.00004   Gas  Producing
Reed #1-8                  Beckham     OK      -      0.00001   Gas  Producing
Rice 1-25                  Le Flore    OK      -      0.00003   Gas  Producing
Schueler #1-14H            Hughes      OK   0.00008   0.00008   Gas  In Progress
Sites Troy #1-9            Beckham     OK   0.00007   0.00007   Gas  Producing
Smith #1H-28               Hughes      OK      -      0.00089   Gas  In Progress
Sophia #14-50              Wheeler     TX      -      0.00263   Gas  In Progress
Sophia #21-50              Wheeler     TX      -      0.00263   Gas  Producing
Spradlin Farms #8A-20      Washita     OK      -      0.00027   Gas  Producing
Sugg-Farmar 26 #1          Irion       TX      -      0.00107   Gas  Producing
Trueblood #2-2             Noble       OK   0.00068   0.00060   Gas  Producing
Trueblood #3-2             Noble       OK   0.00068   0.00060   Gas  Producing
Trueblood #4-2             Noble       OK   0.00068   0.00060   Oil  Producing
Trueblood #5-2             Noble       OK   0.00068   0.00060   Oil  In Progress
Urchison #5-12H            Le Flore    OK   0.00021   0.00021   Gas  Producing
Vanilli #3-36              Le Flore    OK      -      0.00020   Gas  Producing
Verner #5-11               Pittsburg   OK      -      0.00053   Gas  Producing
Walter #5-24               Beckham     OK      -      0.00009   Gas  Producing
  (Upr D.Moines GW)

III-E PARTNERSHIP
-----------------
                                            WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---  --------  --------  ---- ------
Coquat Et Al #1            Live Oak    TX      -      0.01187   Gas  Dryhole
Fed 5175-25-33CA           Campbell    WY      -      0.00857   Gas  Shut-in
Federal 5175-24-21WA       Campbell    WY      -      0.01237   Gas  Shut-in
Floyd Fed 5175-23-33WA     Campbell    WY      -      0.01237   Gas  Producing
Floyd Fed 5175-24-11WA     Campbell    WY      -      0.01237   Gas  Shut-in
Floyd Fed 5175-24-33WA     Campbell    WY      -      0.01237   Gas  Shut-in
Hay Reservoir Unit #92     Sweetwater  WY      -      0.00261   Gas  Producing
Hay Reservoir Unit #95     Sweetwater  WY      -      0.00261   Gas  Producing
Hayden 5175-22-13CA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-13WA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-21CA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-21WA        Campbell    WY      -      0.00865   Gas  Producing
Hayden 5175-22-41CA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-41WA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-43CA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-22-43WA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden 5175-27-43WA        Campbell    WY      -      0.00865   Gas  Shut-in
Hayden Federal             Campbell    WY      -      0.00857   Gas  Shut-in
  5175-27-31WA
Mooney Fed 5175-23-13WA    Campbell    WY      -      0.03085   Gas  Shut-in
Trail #13C-15J             Sweetwater  WY      -      0.00852   Gas  In Progress
Trail Unit Well #13C-15W   Sweetwater  WY      -      0.01206   Gas  In Progress
Trail Unit Well #22        Sweetwater  WY      -      0.01206   Gas  Producing
Trail Unit Well #23        Sweetwater  WY      -      0.01206   Gas  Producing
Trail Unit Well #25        Sweetwater  WY      -      0.01206   Gas  Producing
Yonkee 5175-25-31WA        Campbell    WY      -      0.00865   Gas  Shut-in
Yonkee Fed 5175-25-41WA    Campbell    WY      -      0.00857   Gas  Producing

III-F PARTNERSHIP
-----------------
                                             WORKING   REVENUE
WELL NAME                  COUNTY      ST.  INTEREST  INTEREST  TYPE STATUS
---------                  ------      ---  --------  --------  ---- ------
Hay Reservoir Unit #92    Sweetwater   WY      -      0.00219   Gas  Producing
Hay Reservoir Unit #95    Sweetwater   WY      -      0.00219   Gas  Producing
Trail #13C-15J            Sweetwater   WY      -      0.00716   Gas  In Progress
Trail Unit Well #13C-15W  Sweetwater   WY      -      0.01013   Gas  In Progress
Trail Unit Well #22       Sweetwater   WY      -      0.01013   Gas  Producing
Trail Unit Well #23       Sweetwater   WY      -      0.01013   Gas  Producing
Trail Unit Well #25       Sweetwater   WY      -      0.01013   Gas  Producing






                  [Remainder of Page Intentionally Left Blank]`

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













                  [Remainder of Page Intentionally Left Blank]

                              Net Production Data

                               III-A Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2006           2005(1)    2004(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           28,373         32,191      36,657
   Gas (Mcf)                           345,008        369,103     442,066

Oil and gas sales:
   Oil                              $1,834,132     $1,755,167  $1,463,426
   Gas                               2,247,244      2,818,549   2,555,799
                                     ---------      ---------   ---------
      Total                         $4,081,376     $4,573,716  $4,019,225
                                     =========      =========   =========
Total direct operating
  expenses                          $  949,988     $1,078,166  $  780,214
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         23.3%          23.6%       19.4%

Average sales price:
   Per barrel of oil                    $64.64         $54.52      $39.92
   Per Mcf of gas                         6.51           7.64        5.78

Direct operating expenses
   per equivalent Bbl of
   oil                                  $11.06         $11.51      $ 7.07

-------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               III-B Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2006           2005(1)     2004(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           19,700         22,521      25,353
   Gas (Mcf)                           145,330        159,150     184,751

Oil and gas sales:
   Oil                              $1,274,905     $1,229,664  $1,012,467
   Gas                                 950,416      1,214,565   1,086,307
                                     ---------      ---------   ---------
      Total                         $2,225,321     $2,444,229  $2,098,774
                                     =========      =========   =========
Total direct operating
   expenses                         $  582,134     $  643,874  $  468,512
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         26.2%          26.3%       22.3%

Average sales price:
   Per barrel of oil                    $64.72         $54.60      $39.93
   Per Mcf of gas                         6.54           7.63        5.88

Direct operating expenses
   per equivalent Bbl of
   oil                                  $13.25         $13.13      $ 8.34

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               III-C Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2006           2005(1)     2004(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                           11,648          9,295       9,089
   Gas (Mcf)                           610,593        506,230     538,840

Oil and gas sales:
   Oil                              $  742,594     $  505,633  $  359,643
   Gas                               3,925,885      3,662,756   2,916,066
                                     ---------      ---------   ---------
      Total                         $4,668,479     $4,168,389  $3,275,709
                                     =========      =========   =========
Total direct operating
   expenses                         $1,141,691     $  956,321  $  848,837
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         24.5%          22.9%       25.9%

Average sales price:
   Per barrel of oil                    $63.75         $54.40      $39.57
   Per Mcf of gas                         6.43           7.24        5.41

Direct operating expenses
   per equivalent Bbl of
   oil                                  $10.07         $10.21      $ 8.58

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               III-D Partnership
                               -----------------

                                            Year Ended December 31,
                                    -------------------------------------
                                       2006           2005(1)    2004(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                            9,928          8,546       8,347
   Gas (Mcf)                           367,694        284,998     291,166

Oil and gas sales:
   Oil                              $  622,932     $  452,501  $  316,903
   Gas                               2,161,887      1,993,009   1,566,013
                                     ---------      ---------   ---------
      Total                         $2,784,819     $2,445,510  $1,882,916
                                     =========      =========   =========
Total direct operating
   expenses                         $  731,952     $  594,328  $  493,312
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         26.3%          24.3%       26.2%

Average sales price:
   Per barrel of oil                    $62.74         $52.95      $37.97
   Per Mcf of gas                         5.88           6.99        5.38

Direct operating expenses
   per equivalent Bbl of
   oil                                  $10.28         $10.60      $ 8.67

------------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004, the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               III-E Partnership
                               -----------------

                                           Year Ended December 31,
                                   ---------------------------------------
                                      2006            2005(1)     2004(1)
                                   ----------      ----------   ----------
Production:
   Oil (Bbls)                          16,782          23,178       22,473
   Gas (Mcf)                          535,598         634,703      678,604

Oil and gas sales:
   Oil                             $  989,699      $1,171,095   $  828,783
   Gas                              3,182,018       4,546,395    3,574,468
                                    ---------       ---------    ---------
      Total                        $4,171,717      $5,717,490   $4,403,251
                                    =========       =========    =========
Total direct operating
   expenses                        $1,396,094      $1,421,533   $1,272,794
                                    =========       =========    =========
Direct operating expenses
   as a percentage of oil
   and gas sales                        33.5%           24.9%        28.9%

Average sales price:
   Per barrel of oil                   $58.97          $50.53       $36.88
   Per Mcf of gas                        5.94            7.16         5.27

Direct operating expenses
   per equivalent Bbl of
   oil                                 $13.16          $11.02       $ 9.39

----------
(1) These amounts have been restated to reflect the sale of the Jay Field during 2004, the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                               III-F Partnership
                               -----------------

                                           Year Ended December 31,
                                    -------------------------------------
                                       2006           2005(1)     2004(1)
                                    ----------     ----------  ----------
Production:
   Oil (Bbls)                            9,822         10,893      10,696
   Gas (Mcf)                           300,359        370,786     393,218

Oil and gas sales:
   Oil                              $  619,637     $  590,719  $  414,003
   Gas                               1,772,811      2,698,469   2,061,263
                                     ---------      ---------   ---------
      Total                         $2,392,448     $3,289,188  $2,475,266
                                     =========      =========   =========
Total direct operating
   expenses                         $  823,804     $  731,732  $  646,563
                                     =========      =========   =========
Direct operating expenses
   as a percentage of oil
   and gas sales                         34.4%          22.2%       26.1%

Average sales price:
   Per barrel of oil                    $63.09         $54.23      $38.71
   Per Mcf of gas                         5.90           7.28        5.24

Direct operating expenses
   per equivalent Bbl of
   oil                                  $13.76         $10.07      $ 8.48

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2006. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). When preparing such reserves, the General Partner follows the SEC's definition regarding oil and gas reserves, which was first published in 1978. The General Partner books proved oil and gas reserves which geological and engineering data show with reasonable certainty to be recovered in the future from known reserves under existing economic and operating conditions. Probable reserves are not booked.

      The General Partner combines many methods of reserve estimation in order to obtain the most accurate forecast, including both volumetric and analogy methods. Many levels of review occur during this process. First, the engineers review their respective wells, then the operations manager and division vice presidents review the updated forecasts, and finally the executive vice president of engineering reviews approximately the top 85% (or more) wells by value. All engineers reviewing the data have completed their engineering degrees and/or are licensed petroleum engineers. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and
(iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2006. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. While oil prices remained relatively constant as of December 31, 2006 and 2005 ($60.85 and $61.06 per barrel, respectively), gas prices were substantially lower as of December 31, 2006 ($5.64 per Mcf) than December 31, 2005 ($10.08 per Mcf). This decrease in gas prices caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2006 to be lower than such estimates and values at December 31, 2005. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2006. In fact, subsequent to December 31, 2006 gas prices increased significantly and then declined. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2006 will actually be realized for such production.

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

      The reserves table below reflects reserves as either discontinued operations or continuing operations. The discontinued operations reserves consist of all the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 2006(1)


                                           Oil and    Net Present Value
                                   Gas      Liquids     (discounted at
                                  (Mcf)     (Bbls)       10% per annum)
                                ---------  ---------  -----------------
III-A Partnership:
-----------------
   Discontinued operations:         37,095     4,969      $   228,403
   Continuing operations:        2,862,147    85,327        9,404,365


III-B Partnership:
-----------------
   Discontinued operations:            173      -         $       535
   Continuing operations:        1,176,144    62,606        4,658,468


III-C Partnership:
-----------------
   Discontinued operations:         17,697     1,497      $    82,055
   Continuing operations:        4,369,825    92,360       11,463,866


III-D Partnership:
-----------------
   Discontinued operations:          4,639       220      $    20,175
   Continuing operations:        2,312,694    77,037        6,377,592


III-E Partnership:
-----------------
   Discontinued operations:        106,932       579      $   188,756
   Continuing operations:        4,413,978   100,547        9,650,553


III-F Partnership:
-----------------
   Discontinued operations:         27,492   137,785      $ 2,641,162
   Continuing operations:        2,761,834   158,836        7,449,520

------------
(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports which were prepared by the General Partner and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2006:

                                Operated Wells
                  -----------------------------------------
                  Partnership       Number          Percent
                  -----------       ------          -------

                      III-A            21              7%
                      III-B             3              1%
                      III-C           140             21%
                      III-D           135             27%
                      III-E            44             13%
                      III-F            26              6%


      The following tables set forth certain well and reserve information as of December 31, 2006 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The tables contain the following information for each such basin: (i) the number of gross wells and net wells,
(ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle. The Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Las Animas Arch Basin straddles east Colorado and northwest Kansas. The Southern Oklahoma Folded Belt Basin is located in southern Oklahoma, while the Green River Basin is located in southern Wyoming and northwest Colorado. The Permian Basin straddles west Texas and southeast New Mexico, while the East Texas Basin is located in east Texas and northern Louisiana.


                                     Significant Properties as of December 31, 2006
                                     ----------------------------------------------

                                                                    Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    -------------   Reserves     Reserves      Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)         Value
------------------      ------   -------    --------    ------   ------   ----   --------    ---------     ----------
III-A Partnership:
     Gulf Coast            78      6.17         54       132        4      3%     72,218       955,492     $4,964,026
     Anadarko              38      2.30         27        65       17     26%      4,918     1,463,815      3,547,805

III-B Partnership:
     Gulf Coast            74      3.41         54       128        -      -      44,177       466,191     $2,897,400
     Anadarko              43      2.58         18        61        3      5%     11,222       463,686      1,243,820

III-C Partnership:
     Anadarko              64      6.46        141       205       44     21%     18,792     2,364,233     $5,876,588
     Southern Okla.
       Folded Belt         46      8.80         20        66       24     36%     49,555     1,217,451      3,755,268
     Permian               28      7.47         16        44       39     89%     24,430       481,696      1,116,517

III-D Partnership:
     Anadarko              42      3.60        141       183       44     24%      4,753     1,760,923     $4,267,728
     Southern Okla.
       Folded Belt         37      2.51         19        56       19     34%     43,624       149,213      1,094,480
     Permian               28      6.25         16        44       39     89%     19,540       389,840        880,616

---------------------
(1) Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percentage of wells in the applicable basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2006
                                     ----------------------------------------------

                                                                   Wells
                                                                 Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net       Other       Total    -------------   Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
------------------      ------   -------    --------    ------   ------   ----   ---------    ---------    -----------
III-E Partnership:
     Green River            56     4.29         34        90         -      -       13,238    1,958,387    $3,539,298
     Anadarko               21     5.05          4        25        18     72%       6,255      772,535     1,819,209
     East Texas              3     1.06          1         4         3     75%       2,578      685,169     1,359,438
     Gulf Coast             32     3.47          7        39         3      8%       5,006      414,635     1,199,071

III-F Partnership:
     Green River            56     3.60         34        90         -      -       11,113    1,640,851    $2,957,939
     Las Animas Arch        66     1.73          -        66         -      -      137,550         -        2,570,984
     Anadarko               26     5.65          4        30        23     77%      14,565      722,099     1,656,794
     Southern Okla.
       Folded Belt         196     3.10          1       197         -      -       98,184         -        1,153,421
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



ITEM 3.  LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the III-A, III-B, III-E, and III-F Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. Samson and the plaintiffs have reached agreement to settle all of the plaintiffs' remaining claims in this lawsuit, and Samson expects a formal settlement agreement to be executed during April 2007. The settlement calls for an additional royalty payment of $1,000,000 and is subject to Court approval. Plaintiffs' counsel, subject to Court approval, is responsible for determining the allocation of the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Samson cannot determine the portion of this settlement amount attributable to each Partnership until the allocation is received from plaintiffs' counsel and approved by the Court.

      On August 4, 1998 the U.S. Minerals  Management  Service ("MMS") issued an
Order for Samson to recalculate and pay additional royalties to the MMS for various Federal and Indian leases in several states. A number of these Federal and Indian royalty interests burden the interests of the III-A, III-B, III-E, and III-F Partnerships. Samson appealed the Order and on October 22, 2004 the the Department of the Interior issued its decision which granted the appeal in part and denied the appeal in part. While the Department's decision did not approve the recalculation methodology originally ordered by the MMS, the decision still required Samson to recalculate and pay additional royalties but under a different recalculation methodology than sought by the MMS.

      Samson paid additional royalties to the MMS on August 23, 2006 pursuant to the Department's decision. The MMS has since requested additional information and explanation regarding Samson's recalculation. The MMS has also informally indicated that it disagrees with certain aspects of the recalculation. As of the date of this Annual Report, Samson cannot determine the amount of additional royalties (and interest) which may be claimed by or ultimately owed to the MMS. While Samson maintains that no additional royalties are owed, Samson estimates that the maximum amount which may be claimed by the MMS attributable to the III-E and III-F Partnerships is as follows:

                       Partnership           Amount
                        -----------         --------
                           III-E            $208,171
                           III-F             174,899




While the affiliate maintains that no additional royalties are owed, the General Partner has accrued $105,000 and $90,000, respectively, for the III-E and III-F Partnerships, as reasonable estimates of amounts which may become ultimately owed to the MMS. The amounts attributable to the III-A and III-B Partnerships are estimated to be immaterial.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2006.



                                    PART II

ITEM 5. MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND ISSUER PURCHASES OF UNITS

      As of March 1, 2007, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of            Number of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               III-A           263,976                1,074
               III-B           138,336                  652
               III-C           244,536                1,002
               III-D           131,008                  549
               III-E           418,266                1,664
               III-F           221,484                  846

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

                            Repurchase Offer Prices
                            -----------------------

                      2005                         2006                2007
            -------------------------     -------------------------   -------
            1st    2nd     3rd   4th      1st   2nd     3rd    4th      1st
P/ship      Qtr.   Qtr.    Qtr.  Qtr.     Qtr.  Qtr.    Qtr.   Qtr.   Qtr.(1)
------      ----   ----    ----  ----     ----  ----    ----   ----   -------
III-A       $18    $15     $25   $23      $19   $16     $24    $22      $17
III-B        15     13      21    19       16    13      20     17       14
III-C        20     18      25    22       19    17      27     25       22
III-D        20     17      25    23       20    18      28     26       23
III-E        16     14      23    21       19    17      21     20       18
III-F        22     19      33    31       27    23      34     32       30
------------
(1) Repurchase offer terminated March 9, 2007.

      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

      As described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships terminate on November 22, 2007 (for the III-A Partnership) and on December 31, 2007 (for the III-B, III-C, III-D, III-E and III-F Partnerships). Due to such termination and the necessary liquidation process, the General Partner terminated the repurchase offer and right of presentment described above as of March 9, 2007. In addition, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007.

      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production, the sale of oil and gas properties and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the cash distribution process during liquidation of the Partnerships.

      The following is a summary of cash distributions paid to the Limited Partners during 2005, 2006, and the first quarter of 2007:

                              Cash Distributions
                               -----------------

                                    2005
                 -----------------------------------------
                  1st          2nd         3rd       4th
      P/ship      Qtr.         Qtr.        Qtr.      Qtr.
      ------     -----        -----       -----      -----

      III-A      $2.58        $2.20       $2.58      $2.59
      III-B       2.49         1.83        2.47       2.36
      III-C       1.36         2.03        2.47       2.50
      III-D       1.39         2.27        2.51       2.67
      III-E        .82         2.06        1.78       1.71
      III-F       1.91         2.55        2.37       2.56

                                    2006                            2007
                 -----------------------------------------        --------
                  1st          2nd         3rd       4th            1st
      P/ship      Qtr.         Qtr.        Qtr.      Qtr.           Qtr.
      ------     -----        -----       -----      -----        --------

      III-A      $3.49        $3.38       $2.54      $2.64        $4.19(1)
      III-B       3.17         2.94        2.28       2.54         3.64(1)
      III-C       2.65         2.56        1.86       1.68         3.30(1)
      III-D       2.60         2.29        1.79       1.62         3.00(2)
      III-E       2.19         2.55        1.49       1.45         1.44(2)
      III-F       3.65         3.21        1.87       1.90         1.95(1)

------------
(1) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006.
(2) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006 and February 1, 2007.



ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

      The selected financial data tables reflect income from both continuing operations and discontinued operations for the Partnerships. The discontinued operations income is the income for various oil and gas properties sold during 2006 and all of the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.





                  [Remainder of Page Intentionally Left Blank]



                                                 Selected Financial Data

                                                    III-A Partnership
                                                    -----------------

                                  2006               2005(1)           2004(1)           2003(1)           2002(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,081,376          $4,573,716        $4,019,225        $3,935,917        $3,821,352
Income from:
   Continuing
     operations                 2,686,976           3,026,380         2,770,501         2,645,003         2,057,072
   Discontinued
     operations                   613,870             129,491            61,486            61,633            22,847
Net Income:
   Limited Partners             2,959,548           2,826,610         2,534,550         2,419,111         1,822,932
   General Partner                341,298             329,261           297,437           286,852           256,987
   Total                        3,300,846           3,155,871         2,831,987         2,705,963         2,079,919
Limited Partners' Net
   Income per Unit                  11.21               10.71              9.60              9.16              6.91
Limited Partners' Cash
   Distributions per
   Unit                             12.05                9.95              8.86              9.89              8.88
Total Assets                    2,820,414           3,006,720         2,577,310         2,357,510         2,465,350
Partners' Capital
   (Deficit):
   Limited Partners             2,387,038           2,609,490         2,410,880         2,213,330         2,405,219
   General Partner            (    59,707)        (    59,217)      (    88,506)      (   104,097)      (    87,091)
Number of Units
   Outstanding                    263,976             263,976           263,976           263,976           263,976
------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.



                                                 Selected Financial Data

                                                    III-B Partnership
                                                    -----------------

                                  2006               2005(1)           2004(1)           2003(1)           2002(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,225,321          $2,444,229        $2,098,774        $2,181,049        $2,264,989
Income from:
   Continuing
     operations                 1,409,948           1,533,857         1,361,176         1,386,080         1,130,755
   Discontinued
     operations                   237,778              31,841            12,547            13,389             2,118
   Net Income:
   Limited Partners             1,393,201           1,318,911         1,154,435         1,171,730           916,420
   General Partner                254,525             246,787           219,288           227,153           216,453
   Total                        1,647,726           1,565,698         1,373,723         1,398,883         1,132,873
Limited Partners' Net
   Income per Unit                  10.07                9.53              8.35              8.47              6.62
Limited Partners' Cash
   Distributions per
   Unit                             10.93                9.15              7.63              9.76              9.39
Total Assets                    1,476,437           1,577,808         1,379,422         1,270,257         1,390,931
Partners' Capital
   (Deficit):
   Limited Partners             1,212,771           1,332,570         1,277,659         1,178,224         1,357,494
   General Partner            (    41,841)        (    35,041)      (    58,429)      (    68,928)      (    48,554)
Number of Units
   Outstanding                    138,336             138,336           138,336           138,336           138,336
------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.


                                                 Selected Financial Data

                                                    III-C Partnership
                                                    -----------------

                                  2006               2005(1)           2004(1)           2003(1)           2002(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,668,479          $4,168,389        $3,275,709        $3,565,584        $2,710,950
Income from:
   Continuing
     operations                 2,670,707           2,706,951         1,699,118         2,229,002         1,313,872
   Discontinued
     operations                   150,967              56,474            46,184            28,410            22,946
Net Income:
   Limited Partners             2,488,289           2,468,202         1,531,505         2,016,059         1,178,582
   General Partner                333,385             295,223           213,797           243,670           158,236
   Total                        2,821,674           2,763,425         1,745,302         2,259,729         1,336,818
Limited Partners' Net
   Income per Unit                  10.17               10.09              6.26              8.24              4.82
Limited Partners' Cash
   Distributions per
   Unit                              8.75                8.36              7.07              8.14              4.77
Total Assets                    3,740,239           3,504,783         2,790,409         2,902,685         2,751,198
Partners' Capital
   (Deficit):
   Limited Partners             3,119,856           2,769,567         2,345,365         2,542,860         2,517,801
   General Partner            (    90,026)        (   105,515)      (   136,932)      (   153,480)      (   150,636)
Number of Units
   Outstanding                    244,536             244,536           244,536           244,536           244,536
------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.


                                                 Selected Financial Data

                                                    III-D Partnership
                                                    -----------------

                                  2006               2005(2)           2004(2)         2003(1),(2)       2002(1),(2)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,784,819          $2,445,510        $1,882,916        $2,109,687        $1,617,353
Income from:
   Continuing
     Operations                 1,509,641           1,569,088         1,125,630         1,331,150           769,516
   Discontinued
     Operations                    38,639              21,219       (    75,399)          115,384            29,134
Net Income:
   Limited Partners             1,360,009           1,421,578           936,644         1,293,974           705,530
   General Partner                188,271             168,729           113,587           155,435            93,120
   Total                        1,548,280           1,590,307         1,050,231         1,449,409           798,650
Limited Partners' Net
   Income per Unit                  10.39               10.86              7.15              9.88              5.38
Limited Partners' Cash
   Distributions per
   Unit                              8.30                8.84              8.50              9.55              3.75
Total Assets                    1,955,855           1,741,237         1,370,609         1,731,542         1,458,550
Partners' Capital
   (Deficit):
   Limited Partners             1,487,559           1,214,550           951,972         1,129,328         1,086,354
   General Partner            (    17,347)        (    29,279)      (    55,158)      (    47,561)      (    50,949)
Number of Units
   Outstanding                    131,008             131,008           131,008           131,008           131,008
-------------
(1)   These  amounts  have been  restated  to reflect  the sale of the Jay Field during 2004,  the sale of various oil and gas  properties  during 2006 and assets held for sale as of December 31, 2006 as  discontinued  operations.
      See "Item 7. Management's  Discussion and Analysis of Financial  Condition
      and Results of Operations" for more information  about these  discontinued
      operations.
(2)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.



                                                 Selected Financial Data

                                                    III-E Partnership
                                                    -----------------

                                  2006               2005(2)           2004(2)         2003(1),(2)       2002(1),(2)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $4,171,717          $5,717,490        $4,403,251        $4,234,109        $2,687,391
Income from:
   Continuing
     operations                 2,034,789           3,511,023         2,461,508         2,373,647           671,459
   Discontinued
     operations                   280,844             192,323       (   460,849)          931,536           254,759
Net Income:
   Limited Partners             2,044,349           3,304,874         1,782,244         2,940,848           798,510
   General Partner                271,284             398,472           218,415           367,060           127,708
   Total                        2,315,633           3,703,346         2,000,659         3,307,908           926,218
Limited Partners' Net
   Income per Unit                   4.89                7.90              4.26              7.03              1.91
Limited Partners' Cash
   Distributions per
   Unit                              7.68                6.37              6.72              5.10               .63
Total Assets                    3,578,014           4,755,246         4,254,283         6,654,923         4,442,417
Partners' Capital
   (Deficit):
   Limited Partners             2,748,000           3,918,651         3,277,777         4,302,533         3,492,685
   General Partner            (   263,673)        (   197,010)      (   316,058)      (   177,234)      (   250,684)
Number of Units
   Outstanding                    418,266             418,266           418,266           418,266           418,266
------------
(1)   These  amounts  have been  restated  to reflect  the sale of the Jay Field during 2004,  the sale of various oil and gas  properties  during 2006 and assets held for sale as of December 31, 2006 as  discontinued  operations.
      See "Item 7. Management's  Discussion and Analysis of Financial  Condition
      and Results of Operations" for more information  about these  discontinued
      operations.
(2)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.


                                                 Selected Financial Data

                                                    III-F Partnership
                                                    -----------------

                                  2006               2005(1)           2004(1)           2003(1)           2002(1)
                              ------------        ------------      ------------      ------------      ------------

Oil and Gas Sales              $2,392,448          $3,289,188        $2,475,266        $2,125,502        $1,362,125
Income from:
   Continuing
     operations                 1,096,403           2,106,059         1,413,748           970,579           299,035
   Discontinued
     operations                   564,048             458,357           376,474           273,141           197,461
Net Income:
   Limited Partners             1,473,768           2,428,636         1,694,433         1,176,685           460,816
   General Partner                186,683             135,780            95,789            70,747            35,680
   Total                        1,660,451           2,564,416         1,790,222         1,247,432           496,496
Limited Partners' Net
   Income per Unit                   6.65               10.96              7.65              5.31              2.08
Limited Partners' Cash
   Distributions per
   Unit                             10.64                9.39              5.80              4.72              2.60
Total Assets                    2,750,005           3,557,937         2,994,343         2,592,302         2,427,147
Partners' Capital
   (Deficit):
   Limited Partners             2,249,559           3,131,791         2,783,155         2,374,722         2,245,037
   General Partner            (   126,790)        (   126,897)      (   142,055)      (   156,356)      (   159,621)
Number of Units
   Outstanding                    221,484             221,484           221,484           221,484           221,484
------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued operations.  See "Item 7. Management's Discussion and
      Analysis  of  Financial  Condition  and  Results of  Operations"  for more information about these discontinued operations.

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


      Discontinued Operations

      The III-D and III-E Partnerships owned working interests in the Jay-Little Escambia Creek Field in Santa Rosa County, Florida (the "Jay Field"). In May 2004, the III-D and III-E Partnerships sold all of their interests in the Jay Field. For accounting purposes, the sale was treated as discontinued operations. The sales proceeds, consisting of approximately $89,000 and $632,000, respectively, were included in the III-D and III-E Partnerships' August 15, 2004 cash distributions.

      The sale of the Jay Field interests impacted the operations of the III-D and III-E Partnerships. Routine audits of joint interest billings by an unaffiliated non-operator after the close date of the sale resulted in additional expenses of approximately $76,000 and $544,000, respectively, billed to the III-D and III-E Partnerships. The expenses represent costs incurred before the effective date of the sale. The reader should refer to Note 6 - Discontinued Operations to the financial statements included in

Item 8 of this Annual Report for additional information regarding this matter.

      In December 2006, the Partnerships sold their interests in a number of producing properties. This disposal was treated as discontinued operations. The sales proceeds consisting of approximately $517,000, $218,000, $98,000, $1,000, $108,000 and $90,000, respectively, were included in the February 15, 2007 cash distributions paid by the III-A, III-B, III-C, III-D, III-E and III-F Partnerships. The sale of these producing properties will impact the continuing future operations of the Partnerships. It is anticipated that the Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations as a result of these sales. The reader should refer to the combined financial statements indexed in Item 15 hereof for additional information regarding this matter.


      Partnership Terminations

      The Partnerships would have terminated on the dates shown below in accordance with the Partnership Agreements.

        III-A  November  22, 1999
        III-B  January 24, 2000
        III-C  February 28, 2000
        III-D  September 5, 2000
        III-E  December 26, 2000
        III-F  March 7, 2001

However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension, thereby extending their termination date to November 22, 2007 (for the III-A Partnership) and to December 31, 2007 (for the III-B, III-C, III-D, III-E and III-F Partnerships). On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on November 22, 2007 (for the III-A Partnership) and on December 31, 2007 for the other Partnerships and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process.

      The General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July 2007. While these property sales were not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

      Liquidation and Winding-Up Process. The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with other properties which have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell such remaining property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      Cash Distributions. The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      Repurchase Offer. In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, or similar related entities and transfers due to death or divorce.

      Financial Statements. The financial statements described in "Item 8. Financial Statements and Supplementary Data" and indexed in Item 15 to this Annual Report are audited and presented on a going concern basis. However, the General Partner has included in Note 7 to such financial statements unaudited pro forma balance sheets which are presented on a liquidation basis.

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties and recently the sale of oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005, and for the year ended December 31, 2005 as compared to the year ended December 31, 2004.


                               III-A Partnership
                               -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------


      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $492,000 (10.8%) in 2006 as compared to 2005. Of this decrease (i) $208,000 and $184,000 were related to decreases in volumes of oil and gas sold and (ii) $387,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $287,000 related to an increase in the average price of oil sold.

       Volumes of oil and gas sold decreased 3,818 barrels and 24,095 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through late 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Annual Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of several wells during late 2005 through late 2006 in order to perform workovers, and (iii) positive prior period volume adjustments made by the operators on several other wells during 2005. As of the date of this Annual Report, the operator has not determined when, or if, the shut-in wells will return to production and, if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during 2006.

      Average oil prices increased to $64.64 per barrel in 2006 from $54.52 per barrel in 2005. Average gas prices decreased to $6.51 per Mcf in 2006 from $7.64 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $128,000 (11.9%) in 2006 as compared to 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several other wells during 2006 as compared to 2005. As of the date of this Annual Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. These decreases were partially offset by workover expenses incurred on one significant well during 2006. As a percentage of oil and gas sales, these expenses decreased to 23.3% in 2006 from 23.6% in 2005.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $12,000 (7.1%) in 2006 as compared to 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by several other wells being fully depleted during 2006 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 3.8% in 2006 from 3.7% in 2005.

      The Partnership recognized a non-cash charge against earnings of $6,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.8% in 2006 from 7.0% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $44,706,701 or 169.36% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $554,000 (13.8%) in 2005 as compared to 2004. Of this increase $470,000 and $684,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $178,000 and $422,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 4,466 barrels and 72,963 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers, and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      Average oil and gas prices increased to $54.52 per barrel and $7.64 per Mcf in 2005 from $39.92 per barrel and $5.78 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $298,000 (38.2%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during 2005. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during 2005. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2005 from 19.4% in 2004, primarily due to the dollar increase in oil and gas production expenses.

      DD&A of oil and gas properties increased $6,000 (3.7%) in 2005 as compared to 2004. Of this increase (i) $66,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $44,000 was related to previously fully depleted wells, and (ii) $8,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% in 2005 from 4.1% in 2004.

      General and administrative expenses increased $6,000 (2.0%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.0% in 2005 from 7.8% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                                III-B Partnership
                                -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $219,000 (9.0%) in 2006 as compared to 2005. Of this decrease (i) $154,000 and $105,000 were related to decreases in volumes of oil and gas sold and (ii) $159,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $199,000 related to an increase in the average price of oil sold.

       Volumes of oil and gas sold decreased 2,821 barrels and 13,820 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 through late 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Annual Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of several wells during late 2005 through late 2006 in order to perform workovers, and (iii) a positive prior period volume adjustment made by the operator on one significant well during 2005. As of the date of this Annual Report, the operator has not determined when, or if, the shut-in wells will return to production and, if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during 2006.

      Average oil prices increased to $64.72 per barrel in 2006 from $54.60 per barrel in 2005. Average gas prices decreased to $6.54 per Mcf in 2006 from $7.63 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,000 (9.6%) in 2006 as compared to 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several wells during 2006 as compared to 2005. As of the date of this Annual Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. These decreases were partially offset by workover expenses incurred on one significant well during 2006. As a percentage of oil and gas sales, these expenses decreased to 26.2% in 2006 from 26.3% in 2005.

      DD&A of oil and gas properties decreased $27,000 (28.8%) in 2006 as compared to 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by two significant wells being fully depleted during 2006 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.0% in 2006 from 3.8% in 2005, primarily due to the dollar decrease in DD&A.

      The Partnership recognized a non-cash charge against earnings of $4,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.4%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses increased to 8.1% in 2006 from 7.5% in 2005.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $24,609,353 or 177.90% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $345,000 (16.5%) in 2005 as compared to 2004. Of this increase $330,000 and $279,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $113,000 and $151,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 2,832 barrels and 25,601 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during early 2005 in order to perform workovers.

      Average oil and gas prices increased to $54.60 per barrel and $7.63 per Mcf in 2005 from $39.93 per barrel and $5.88 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $175,000 (37.4%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during 2005. These increases were partially offset by a negative prior period production tax adjustment made by the operator on another significant well during 2005. As a percentage of oil and gas sales, these expenses increased to 26.3% in 2005 from 22.3% in 2004, primarily due to the dollar increase in oil and gas production expenses.

      DD&A of oil and gas properties decreased $3,000 (3.0%) in 2005 as compared to 2004. This decrease was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and
(ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $44,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $27,000 was related to previously fully depleted wells, and (ii) $5,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.8% in 2005 from 4.6% in 2004, primarily due to the increase in the average prices of oil and gas sold.

      General and administrative expenses increased $7,000 (3.9%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.5% in 2005 from 8.4% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

                                III-C Partnership
                               -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $500,000 (12.0%) in 2006 as compared to 2005. Of this increase (i) $128,000 and $755,000 were related to increases in volumes of oil and gas sold and (ii) $109,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of $492,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold increased 2,353 barrels and 104,363 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on two significant wells following their successful recompletion during early and mid 2006 and (ii) the successful completion of several new wells. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to
(i) the successful completion of several wells, (ii) upward revisions in the estimates of remaining gas reserves on one significant well which reduced the Partnership's overproduced in excess of estimated ultimate reserves position, thereby decreasing its gas imbalance payable, and (iii) a negative prior period volume adjustment on another significant well during 2005. These increases were partially offset by normal declines in production.

      Average oil prices increased to $63.75 per barrel in 2006 from $54.40 per barrel in 2005. Average gas prices decreased to $6.43 per Mcf in 2006 from $7.24 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $185,000 (19.4%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $60,000 decrease in lease operating expenses during 2005 resulting from a decrease in the Partnership's gas balancing position on several wells, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 24.5% in 2006 from 22.9% in 2005.

      DD&A of oil and gas properties increased $294,000 (129.4%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in depletable oil and gas properties during 2006 primarily due to the recompletion of several wells and (ii) the increases in volumes of oil and gas sold. The increase in DD&A was partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 11.2% in 2006 from 5.5% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $77,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.0%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses decreased to 6.3% in 2006 from 7.1% in 2005, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $33,575,795 or 137.30% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $893,000 (27.3%) in 2005 as compared to 2004. Of this increase $138,000 and $923,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $176,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 206 barrels, while volumes of gas sold decreased 32,610 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during early to mid 2005 and (ii) an increase in production on one significant well following its successful workover during late 2004. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production,
(ii) substantial declines in production during 2005 on two significant wells following their unsuccessful workovers during mid to late 2004, and (iii) a negative prior period volume adjustment on one significant well during 2005. The wells with substantial declines in production are not expected to return to their previously high levels of production. These decreases were partially offset by (i) the successful completion of several new wells during late 2004 and early to mid 2005 and (ii) increases in production on several wells following their successful workovers during mid to late 2004 and early 2005.

      Average oil and gas prices increased to $54.40 per barrel and $7.24 per Mcf in 2005 from $39.57 per barrel and $5.41 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $107,000 (12.7%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.9% in 2005 from 25.9% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties decreased $213,000 (48.4%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by
(i) $53,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $34,000 was related to previously fully depleted wells, (ii) $8,000 due to accretion of these additional asset retirement obligations, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of two developmental wells. As a percentage of oil and gas sales, this expense decreased to 5.5% in 2005 from 13.5% in 2004, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $6,000 (2.1%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2005 from 8.9% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined
financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                               III-D Partnership
                               -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $339,000 (13.9%) in 2006 as compared to 2005. Of this increase (i) $73,000 and $578,000 were related to increases in volumes of oil and gas sold and (ii) $97,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of $409,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold increased 1,382 barrels and 82,696 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to
(i) the successful completion of several new wells and (ii) an increase in production on two significant wells following their successful recompletion during early and mid 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to
(i) the successful completion of several new wells, (ii) upward revisions in the estimates of remaining gas reserves on one significant well which reduced the Partnership's overproduced in excess of estimated ultimate reserves position, thereby decreasing its gas imbalance payable, and (iii) increases in production on several other wells following their successful recompletions during early and mid 2006. These increases were partially offset by normal declines in production.

      Average oil prices increased to $62.74 per barrel in 2006 from $52.95 per barrel in 2005. Average gas prices decreased to $5.88 per Mcf in 2006 from $6.99 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $138,000 (23.2%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $45,000 decrease in lease operating expense during 2005 resulting from a decrease in the Partnership gas balancing position on several wells, and (iii) and an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 26.3% in 2006 from 24.3% in 2005.

      DD&A of oil and gas properties increased $256,000 (216.7%) in 2006 as compared to 2005. This increase was primarily due to an increase in depletable oil and gas properties during 2006 primarily due to the recompletion of several wells. The increase in DD&A was partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 13.5% in 2006 from 4.8% in 2005, primarily due to the dollar increase in DD&A.

      The Partnership recognized a non-cash charge against earnings of $13,000 during 2006. This charge was related to the decline in gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $2,000 (1.3%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses decreased to 6.2% in 2006 from 7.1% in 2005, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $18,671,669 or 142.52% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $563,000 (29.9%) in 2005 as compared to 2004. Of this increase $128,000 and $460,000 were related to increases in the average prices of oil and gas sold.

      Volumes of oil sold increased 199 barrels, while volumes of gas sold decreased 6,168 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during early to mid 2005 and (ii) an increase in production on one significant well following its successful workover during late 2004. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following its unsuccessful workover during mid 2004. The well with a substantial decline in production is not expected to return to its previously high levels of production. These decreases were partially offset by (i) the successful completion of several new wells during late 2004 and early to mid 2005 and (ii) increases in production on two significant wells following their successful workovers during mid to late 2004.

      Average oil and gas prices increased to $52.95 per barrel and $6.99 per Mcf in 2005 from $37.97 per barrel and $5.38 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $101,000 (20.5%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) repair and maintenance expenses incurred on several wells during 2005. As a percentage of oil and gas sales these expenses decreased to 24.3% in 2005 from 26.2% in 2004.

      DD&A of oil and gas properties increased $22,000 (23.4%) in 2005 as compared to 2004. Of this increase (i) $34,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $24,000 was related to previously fully depleted wells, and (ii) $5,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. These increases were partially offset by (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of oil and gas sales, this expense decreased to 4.8% in 2005 from 5.1% in 2004.

      General and administrative expenses increased $2,000 (1.4%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2005 from 9.1% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                               III-E Partnership
                               -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $1,546,000 (27.0%) in 2006 as compared to 2005. Of this decrease (i) $323,000 and $710,000 were related to decreases in volumes of oil and gas sold and (ii) $654,000 was related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold decreased 6,396 barrels and 99,105 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment during 2006.

      Average oil prices increased to $58.97 per barrel in 2006 from $50.53 per barrel in 2005. Average gas prices decreased to $5.94 per MCF in 2006 from $7.16 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,000 (1.8%) in 2006 as compared to 2005. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales,
(ii) a $78,000 decrease in lease operating expenses during 2006 resulting from a decrease in the Partnership's gas balancing position on several wells, and (iii) the receipt of a $46,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant unit during 2006. These decreases were partially offset by an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 33.5% in 2006 from 24.9% in 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties decreased $76,000 (23.7%) in 2006 as compared to 2005. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) several wells being fully depleted during 2005 due to their lack of remaining reserves, and (iii) one significant well being substantially depleted during 2005 due to its lack of remaining reserves. These decreases were partially offset by (i) downward revisions in the estimates of remaining oil and gas reserves since December 31, 2005 and (ii) two other wells being fully depleted during 2006 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 5.8% in 2006 from 5.6% in 2005.

      The Partnership recognized a non-cash charge against earnings of $61,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 11.7% in 2006 from 8.6% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31,
2006   totaling   $55,174,016,   or  131.91%  of   Limited   Partners'   capital
contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $1,314,000 (29.8%) in 2005 as compared to 2004. Of this increase $316,000 and $1,203,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $231,000 related to a decrease in volumes of gas sold.

      The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment on one significant well during 2004. This increase was partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Average oil and gas prices increased to $50.53 per barrel and $7.16 per Mcf in 2005 from $36.88 per barrel and $5.27 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $149,000 (11.7%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in workover expenses. These increases were partially offset by a positive prior period production tax adjustment on one significant unit during 2004. As a percentage of oil and gas sales, these expenses decreased to 24.9% in 2005 from 28.9% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $128,000 (67.2%) in 2005 as compared to 2004. Of this increase (i) $72,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $51,000 was related to previously fully depleted wells, and (ii) $10,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) downward revisions in the estimates of remaining gas reserves since December 31, 2004 and (ii) one significant well being substantially depleted during 2005 due to its lack of remaining reserves. These increases were partially offset by (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 5.6% in 2005 from 4.3% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.6% in 2005 from 11.1% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                               III-F Partnership
                               -----------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $897,000 (27.3%) in 2006 as compared to 2005. Of this decrease (i) $58,000 and $513,000 were related to decreases in volumes of oil and gas sold and (ii) $413,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $87,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 1,071 barrels and 70,427 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production and a negative prior period volume adjustment during 2006.

      Average oil prices increased to $63.09 per barrel in 2006 from $54.23 per barrel in 2005. Average gas prices decreased to $5.90 per Mcf in 2006 from $7.28 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $92,000 (12.6%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses and (ii) repair and maintenance expenses incurred on one significant well during 2006. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.4% in 2006 from 22.2% in 2005, primarily due to the decrease in oil and gas sales.

      DD&A of oil and gas properties decreased $10,000 (5.4%) in 2006 as compared to 2005. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) several wells being fully depleted during 2005 due to their lack of remaining reserves. The decreases in DD&A were partially offset by (i) downward revisions in the estimates of remaining oil and gas reserves since December 31, 2005, (ii) two other significant wells being fully depleted during 2006 due to their lack of remaining reserves, and (iii) an increase in depletable oil and gas properties during 2006 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense increased to 7.6% in 2006 from 5.9% in 2005, primarily due to the decrease in the average price of gas sold.

      The Partnership recognized a non-cash charge against earnings of $55,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.0%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses increased to 11.3% in 2006 from 8.3% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Partnership achieved payout during the first quarter of 2006. After payout, operations and revenues for the Partnership are allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the limited partners.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $24,108,904 or 108.85% of Limited Partners' capital contributions.

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

       Total oil and gas sales increased $814,000 (32.9%) in 2005 as compared to 2004. Of this increase $169,000 and $755,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $118,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 197 barrels, while volumes of gas sold decreased 22,432 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to (i) increases in production on several wells following their successful workovers during 2005 and (ii) an increase in production on another significant well following its successful recompletion during mid 2005. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Average oil and gas prices increased to $54.23 per barrel and $7.28 per Mcf in 2005 from $38.71 per barrel and $5.24 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $85,000 (13.2%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2005. As a percentage of oil and gas sales, these expenses decreased to 22.2% in 2005 from 26.1% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $41,000 (27.3%) in 2005 as compared to 2004. Of this increase (i) $24,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $13,000 was related to previously fully depleted wells, and (ii) $6,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves on one significant well since December 31, 2004. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.9% in 2005 from 6.1% in 2004.

      General and administrative expenses increased $6,000 (2.3%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 8.3% in 2005 from 10.8% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.


      Average Sale Prices, Production Volumes, and Average
      Production Costs

      The following tables are comparisons of annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel or 6 Mcf of gas) for 2006, 2005, and 2004.









                  [Remainder of Page Intentionally Left Blank]

                             2006 Compared to 2005
                             ---------------------

                             Average Sales Prices
-----------------------------------------------------------------------------
P/ship            2006                       2005(1)            % Change
------      ------------------         -----------------       --------------
              Oil        Gas             Oil       Gas
            ($/Bbl)    ($/Mcf)         ($/Bbl)   ($/Mcf)       Oil       Gas
            -------    -------         -------   -------       ---      -----
III-A       $64.64      $6.51          $54.52     $7.64        19%      (15%)
III-B        64.72       6.54           54.60      7.63        19%      (14%)
III-C        63.75       6.43           54.40      7.24        17%      (11%)
III-D        62.74       5.88           52.95      6.99        18%      (16%)
III-E        58.97       5.94           50.53      7.16        17%      (17%)
III-F        63.09       5.90           54.23      7.28        16%      (19%)


                              Production Volumes
-----------------------------------------------------------------------------
P/ship             2006                     2005(1)              % Change
------      -------------------        -----------------       --------------
              Oil         Gas           Oil        Gas          Oil      Gas
            (Bbls)       (Mcf)         (Bbls)     (Mcf)        (Bbls)   (Mcf)
            ------      -------        ------    -------       ------   -----
III-A       28,373      345,008        32,191    369,103       (12%)    ( 7%)
III-B       19,700      145,330        22,521    159,150       (13%)    ( 9%)
III-C       11,648      610,593         9,295    506,230        25%      21%
III-D        9,928      367,694         8,546    284,998        16%      29%
III-E       16,782      535,598        23,178    634,703       (28%)    (16%)
III-F        9,822      300,359        10,893    370,786       (10%)    (19%)

                           Average Production Costs
                         per Barrel of Oil Equivalent
                  ----------------------------------------
                  P/ship      2006     2005(1)    % Change
                  ------     ------    -------    --------
                  III-A      $11.06     $11.51       ( 4%)
                  III-B       13.25      13.13         1%
                  III-C       10.07      10.21       ( 1%)
                  III-D       10.28      10.60       ( 3%)
                  III-E       13.16      11.02        19%
                  III-F       13.76      10.07        37%
------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.

                             2005 Compared to 2004
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship            2005(1)                    2004(1)            % Change
------      -------------------        -----------------       ------------
              Oil         Gas            Oil       Gas
            ($/Bbl)     ($/Mcf)        ($/Bbl)   ($/Mcf)       Oil      Gas
            -------     -------        -------   -------       ---      ---
III-A       $54.52       $7.64         $39.92     $5.78        37%      32%
III-B        54.60        7.63          39.93      5.88        37%      30%
III-C        54.40        7.24          39.57      5.41        37%      34%
III-D        52.95        6.99          37.97      5.38        39%      30%
III-E        50.53        7.16          36.88      5.27        37%      36%
III-F        54.23        7.28          38.71      5.24        40%      39%


                              Production Volumes
-----------------------------------------------------------------------------
P/ship            2005(1)                    2004(1)              % Change
------      -------------------        ------------------      --------------
              Oil         Gas           Oil         Gas         Oil      Gas
            (Bbls)       (Mcf)         (Bbls)      (Mcf)       (Bbls)   (Mcf)
            ------      -------        ------     -------      ------   -----
III-A       32,191      369,103        36,657     442,066      (12%)    (17%)
III-B       22,521      159,150        25,353     184,751      (11%)    (14%)
III-C        9,295      506,230         9,089     538,840        2%     ( 6%)
III-D        8,546      284,998         8,347     291,166        2%     ( 2%)
III-E       23,178      634,703        22,473     678,604        3%     ( 6%)
III-F       10,893      370,786        10,696     393,218        2%     ( 6%)

                           Average Production Costs
                         per Barrel of Oil Equivalent
                  -----------------------------------------
                  P/ship      2005(1)    2004(1)  % Change
                  ------     --------    -------  ---------
                  III-A       $11.51      $7.07      63%
                  III-B        13.13       8.34      57%
                  III-C        10.21       8.58      19%
                  III-D        10.60       8.67      22%
                  III-E        11.02       9.39      17%
                  III-F        10.07       8.48      19%
------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.

      Liquidity and Capital Resources

      See discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not generally reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2006 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2006 would have the following remaining lives:

                  Discontinued Operations      Continuing Operations
                  -----------------------      ---------------------
   Partnership    Gas-Years     Oil-Years      Gas-Years   Oil-Years
   -----------    ---------     ---------      ---------   ---------

     III-A           2.2           13.5           8.3         3.0
     III-B            -              -            8.1         3.2
     III-C           2.1           14.1           7.2         7.9
     III-D           2.6           11.0           6.3         7.8
     III-E           2.7            5.3           8.2         6.0
     III-F           3.0           15.0           9.2        16.2

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2006 may cause an increase or decrease in the estimated life of said reserves. As discussed above, the Partnerships will terminate on December 31, 2007 (November 22, 2007 for the III-A Partnership).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2006, 2005, and 2004, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletions and developmental drilling:

      Partnership         2006              2005              2004
      -----------       --------          --------          --------
         III-A          $   -             $ 16,822          $ 78,142
         III-B            10,581             2,903            52,376
         III-C           680,951           127,299           217,479
         III-D           525,931            85,828            27,306
         III-E            82,263           158,067           245,429
         III-F            69,317            32,310           188,433

      The 2006 capital expenditures for the III-C and III-D Partnerships were primarily due to recompletions of the Sugg AA 3 #1 and Sugg AA 3067 #1 wells located in Irion County, Texas and the Loving 1 State #1 and Loving 1 State #2 wells located in Eddy County, New Mexico. The III-C and III-D Partnerships own working interests in these wells as follows:

                Property            III-C      III-D
            -----------------       -----      -----
            Sugg AA 3 #1            29.9%      25.0%
            Sugg AA 2067 #1         34.2%      28.6%
            Loving 1 State #1       17.8%      14.9%
            Loving 1 State #2       20.5%      17.2%

      While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2006 and 2004. No such sales occurred during 2005. The sales of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2006, 2005, and 2004, were as follows:

      Partnership           2006           2005            2004
      -----------         --------       --------        --------
        III-A             $517,423       $   -           $    375
        III-B              218,220           -               -
        III-C               98,364           -               -
        III-D                1,072           -             88,277
        III-E              107,714           -            629,332
        III-F               90,451           -              1,654

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and extensive drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      If the Partnerships were to continue past December 31, 2007(November 22, 2007 for the III-A Partnership), the General Partner would expect the Partnerships' general and administrative expenses to increase due to costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase would reduce cash available for distributions. Due to the Partnerships' termination on December 31, 2007 (November 22, 2007 for the III-A Partnership), these expenses will not occur; however, the Partnerships will incur increased expenses as part of their liquidation (e.g. auction fees, legal and title expenses associated with property sales, etc.).


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $6,000, $4,000, $77,000, $13,000, $61,000, and $55,000 for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.

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


      New Accounting Pronouncements

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition, and cash flows.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating costs incurred by the Partnerships. This pressure is expected to continue if commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties-Oil and Gas Production, Revenue, and Price History."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of oil and gas and from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the Partners. The following table presents the estimated change in value presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the unaudited pro-forma balance sheets at December 31, 2006 presented in Note 7 to the financial statements indexed in
Item 15 hereof.

                        General        Limited
      Partnership       Partner        Partners       Total
      -----------      ---------      ----------    ----------

        III-A          $105,000       $  947,000    $1,052,000
        III-B            82,000          464,000       546,000
        III-C           102,000          918,000     1,020,000
        III-D            57,000          515,000       572,000
        III-E           224,000        2,013,000     2,237,000
        III-F           186,000        1,676,000     1,862,000



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof. Such financial statements and supplementary data are audited and presented on a going concern basis. Since termination of the Partnerships is now imminent, the General Partner has prepared unaudited pro forma balance sheets which are presented on a liquidation basis. These unaudited liquidation basis balance sheets are included in Note 7 to the financial statements indexed in
Item 15 hereof.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms. This evaluation did not result in any changes in the Partnerships' internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Partnerships' internal control over financial reporting.



ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2006 but which was not so reported.



                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
            AND CORPORATE GOVERNANCE

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age      Position with Geodyne
      ----------------        ---     --------------------------------
      Dennis R. Neill          55     President and Director

      Judy K. Fox              56     Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2006 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Compensation Committee Interlocks and Insider Participation

      As described above and in "Item 11. Executive Compensation" below, the Partnerships have no directors or executive officers. The General Partner is compensated by way of reimbursement of actual general and administrative and operating costs incurred and attributable to the Partnerships. Such reimbursements are governed by the terms of the Partnerships' partnership agreements. No directors or executive officers of the General Partner receive compensation directly from the Partnerships. Accordingly, the Partnerships do not maintain a compensation committee.

      Compensation Committee Report

      As described above, the Partnerships do not have a compensation committee or any board performing equivalent functions. The board of directors of the General Partner has not reviewed and discussed the Compensation Discussion and Analysis with management of the General Partner and does not believe that such Compensation Discussion and Analysis should be included in this Annual Report. The board of directors of the General Partner consists of Mr. Dennis R. Neill.


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



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2006, 2005, and 2004, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2006          2005         2004
            -----------       --------      --------     --------

               III-A          $277,872      $277,872     $277,872
               III-B           145,620       145,620      145,620
               III-C           257,412       257,412      257,412
               III-D           137,904       137,904      137,904
               III-E           440,280       440,280      440,280
               III-F           233,136       233,136      233,136

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2006, 2005, and 2004:

















                  [Remainder of Page Intentionally Left Blank]



                                                  Salary Reimbursements

                                                    III-A Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                    Awards             Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary        Bonus     sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)          ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    --------     -------    -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2004        -           -          -            -             -            -           -
                        2005        -           -          -            -             -            -           -
                        2006        -           -          -            -             -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $161,596        -          -            -             -            -           -
                        2005    $165,823        -          -            -             -            -           -
                        2006    $170,321        -          -            -             -            -           -

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


                                                  Salary Reimbursements

                                                    III-B Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                   Awards             Payouts
                                 -------------------------------    ------------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                     Salary       Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
---------------         ----     -------     -------     -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2004        -           -           -           -            -             -           -
                        2005        -           -           -           -            -             -           -
                        2006        -           -           -           -            -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $84,685        -           -           -            -             -           -
                        2005     $86,900        -           -           -            -             -           -
                        2006     $89,257        -           -           -            -             -           -

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


                                                  Salary Reimbursements

                                                    III-C Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                             Long Term Compensation
                                                                     ------------------------------------
                                       Annual Compensation                      Awards            Payouts
                                 -------------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                     Salary       Bonus      sation       Award(s)      Options/      Payouts   sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)       ($)
---------------         ----     --------    -------     -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)            2004         -          -           -            -             -             -         -
                        2005         -          -           -            -             -             -         -
                        2006         -          -           -            -             -             -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004     $149,698       -           -            -             -             -         -
                        2005     $153,613       -           -            -             -             -         -
                        2006     $157,780       -           -            -             -             -         -

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



                                                  Salary Reimbursements

                                                    III-D Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                          Long Term Compensation
                                                                    ----------------------------------
                                      Annual Compensation                     Awards           Payouts
                                -------------------------------     -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2004       -           -           -            -             -            -           -
                        2005       -           -           -            -             -            -           -
                        2006       -           -           -            -             -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $80,198        -           -            -             -            -           -
                        2005    $82,296        -           -            -             -            -           -
                        2006    $84,528        -           -            -             -            -           -

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




                                                  Salary Reimbursements

                                                    III-E Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                         Long Term Compensation
                                                                  ------------------------------------
                                       Annual Compensation                   Awards            Payouts
                                -------------------------------   -----------------------      -------
                                                                                  Securi-
                                                         Other                     ties                       All
     Name                                                Annual   Restricted      Under-                     Other
      and                                               Compen-     Stock         lying          LTIP       Compen-
   Principal                    Salary       Bonus      sation     Award(s)      Options/       Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)          SARs(#)         ($)         ($)
---------------         ----    --------    -------     -------   ----------     --------       -------     -------
Dennis R. Neill,
President(1)            2004        -          -           -          -             -              -           -
                        2005        -          -           -          -             -              -           -
                        2006        -          -           -          -             -              -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $256,045       -           -          -             -              -           -
                        2005    $262,741       -           -          -             -              -           -
                        2006    $269,868       -           -          -             -              -           -

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



                                                  Salary Reimbursements

                                                    III-F Partnership
                                                    -----------------

                                           Three Years Ended December 31, 2006

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                     Awards            Payouts
                                -------------------------------     ----------------------      -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual     Restricted     Under-                    Other
      and                                               Compen-       Stock        lying         LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)     Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)         SARs(#)        ($)         ($)
---------------         ----    --------    -------     -------     ----------    --------      -------     -------
Dennis R. Neill,
President(1)            2004        -          -           -            -            -             -           -
                        2005        -          -           -            -            -             -           -
                        2006        -          -           -            -            -             -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)           2004    $135,580       -           -            -            -             -           -
                        2005    $139,126       -           -            -            -             -           -
                        2006    $142,900       -           -            -            -             -           -

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


      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates the year ended December 31, 2006 is approximately $14,000, $4,000, $116,000, $72,000, $104,000, and $49,000, respectively for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships.

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

                                                        Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                              of Outstanding)
------------------------------------                  ------------------

III-A Partnership:
-----------------
   Samson Resources Company                             71,677 (27.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   71,677 (27.2%)

III-B Partnership:
-----------------
   Samson Resources Company                             35,082 (25.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   35,082 (25.4%)


III-C Partnership:
-----------------
   Samson Resources Company                             74,006 (30.3%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   74,006 (30.3%)


III-D Partnership:
-----------------
   Samson Resources Company                             40,848 (31.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   40,848 (31.2%)


III-E Partnership:
-----------------
   Samson Resources Company                            131,657 (31.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  131,657 (31.5%)


III-F Partnership:
-----------------
   Samson Resources Company                             72,549 (32.8%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   72,549 (32.8%)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE

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

      The Partnerships will terminate as of December 31, 2007 (November 22, 2007 for the III-A Partnership). As part of the liquidation and winding-up process the General Partner will liquidate the Partnerships' properties by offering them to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with other properties which have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell all such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2006 and 2005, each Partnership paid the following audit fees:

                                                  2006        2005
                                                -------     -------
      Year-end audit per engagement letter      $26,418     $23,716
      1st quarter 10-Q review                     1,020         925
      2nd quarter 10-Q review                     1,020         917
      3rd quarter 10-Q review                     1,020         917


      Audit-Related Fees

      During 2006 and 2005 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2006 and 2005 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2006 and 2005 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' independent registered public accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the independent registered public accountants' independence.










                  [Remainder of Page Intentionally Left Blank]

                                    PART IV



ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1)   Financial Statements: The following financial statements for the

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

            as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are filed as part of this report:

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

 4.11 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-A dated October 27, 2005, filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.22 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-B dated October 27, 2005 filed as Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.33 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-C dated October 27, 2005 filed as Exhibit 4.33 to

            Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.44 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated October 27, 2005 filed as Exhibit 4.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.45 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Certificate of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit
            4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.55 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-E dated October 27, 2005 filed as Exhibit 4.55 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.66 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated October 27, 2005 filed as Exhibit 4.66 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

                                        April 16, 2007

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

By:   //s//Dennis R. Neill      President and            April 16, 2007
      --------------------      Director (Principal
        Dennis R. Neill         Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         April 16, 2007
      --------------------      Officer (Principal
        Craig D. Loseke         Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                April 16, 2007
      --------------------
          Judy K. Fox

 Item 8:   Financial Statements and Supplementary Data

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-A, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, November 22, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.



PricewaterhouseCoopers LLP








Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                        2006             2005
                                    ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents         $1,443,396       $1,209,317
   Accounts receivable:
      Oil and gas sales                 571,125          831,772
   Assets held for sale (Note 6)         32,307             -
                                      ---------        ---------
        Total current assets         $2,046,828       $2,041,089

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       588,645          775,391

DEFERRED CHARGE                         184,941          190,240
                                      ---------        ---------
                                     $2,820,414       $3,006,720
                                      =========        =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                  $  151,192       $  126,411
   Gas imbalance payable                 21,627           17,660
   Asset retirement obligation -
      current (Note 1)                   10,086           14,606
   Asset retirement obligation -
     held for sale (Note 6)               3,870             -
   Liabilities - held for sale
     (Note 6)                             4,257             -
                                      ---------        ---------
        Total current liabilities    $  191,032       $  158,677

LONG-TERM LIABILITIES:
   Accrued liability                 $   31,040       $   27,120
   Asset retirement obligation
      (Note 1)                          271,011          270,650
                                      ---------        ---------
        Total long-term liabilities  $  302,051       $  297,770

PARTNERS' CAPITAL (DEFICIT):
   General Partner                  ($   59,707)     ($   59,217)
   Limited Partners, issued and
      outstanding, 263,976 Units      2,387,038        2,609,490
                                      ---------        ---------
        Total Partners' capital      $2,327,331       $2,550,273
                                      ---------        ---------
                                     $2,820,414       $3,006,720
                                      =========        =========






































                     The accompanying notes are an integral
                      part of these financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Operations
          For the Years Ended December 31, 2006, 2005, and 2004

                                   2006          2005           2004
                                ----------    ----------     ----------
REVENUES:
   Oil and gas sales            $4,081,376    $4,573,716     $4,019,225
   Interest income                  34,956        19,441          6,549
   Gain on sale of oil
      and gas properties              -             -             1,399
                                 ---------     ---------      ---------
                                $4,116,332    $4,593,157     $4,027,173

COSTS AND EXPENSES:
   Lease operating              $  591,966    $  676,015     $  460,072
   Production tax                  358,022       402,151        320,142
   Depreciation, depletion,
      and amortization of oil
      and gas properties           156,906       168,849        162,837
   Impairment provision              5,577          -              -
   General and administrative      316,885       319,762        313,621
                                 ---------     ---------      ---------
                                $1,429,356    $1,566,777     $1,256,672
                                 ---------     ---------      ---------

INCOME FROM CONTINUING
   OPERATIONS                   $2,686,976    $3,026,380     $2,770,501

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)          113,515       129,491         61,486
   Gain on disposal of
      discontinued operations
      (Note 6)                     500,355          -              -
                                 ---------     ---------      ---------
NET INCOME                      $3,300,846    $3,155,871     $2,831,987
                                 =========     =========      =========

GENERAL PARTNER:
   Net income from
      continuing operations     $  279,825    $  315,890     $  291,050
   Net income from
      discontinued
      operations                    61,473        13,371          6,387
                                 ---------     ---------      ---------
   NET INCOME                   $  341,298    $  329,261     $  297,437
                                 =========     =========      =========

LIMITED PARTNERS:
   Net income from
      continuing operations     $2,407,151    $2,710,490     $2,479,451
   Net income from
      discontinued operations      552,397       116,120         55,099
                                 ---------     ---------      ---------
   NET INCOME                   $2,959,548    $2,826,610     $2,534,550
                                 =========     =========      =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT          $     9.12    $    10.27     $     9.39
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                2.09           .44            .21
                                 ---------     ---------      ---------
NET INCOME PER UNIT             $    11.21    $    10.71     $     9.60
                                 =========     =========      =========

UNITS OUTSTANDING                  263,976       263,976        263,976
                                 =========     =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004

                            Limited       General
                            Partners      Partner        Total
                          ------------  ----------   ------------

Balance, Dec. 31, 2003     $2,213,330   ($104,097)    $2,109,233
   Net income               2,534,550     297,437      2,831,987
   Cash distributions     ( 2,337,000)  ( 281,846)   ( 2,618,846)
                            ---------     -------      ---------

Balance, Dec. 31, 2004     $2,410,880   ($ 88,506)    $2,322,374
   Net income               2,826,610     329,261      3,155,871
   Cash distributions     ( 2,628,000)  ( 299,972)   ( 2,927,972)
                            ---------     -------      ---------

Balance, Dec. 31, 2005     $2,609,490   ($ 59,217)    $2,550,273
   Net income               2,959,548     341,298      3,300,846
   Cash distributions     ( 3,182,000)  ( 341,788)   ( 3,523,788)
                            ---------     -------      ---------

Balance, Dec. 31, 2006     $2,387,038   ($ 59,707)    $2,327,331
                            =========     =======      =========

























              The accompanying notes are an integral part of these
                             financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Statements of Cash Flows
          For the Years Ended December 31, 2006, 2005, and 2004

                                      2006           2005            2004
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $3,300,846     $3,155,871      $2,831,987
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties            157,858        173,536         165,482
      Impairment provision              5,577           -               -
      Settlement of asset
        retirement obligation            -              -        (       165)
      Gain on sale of oil and
        gas properties                   -              -        (     1,399)
      Gain on disposal of
        discounted operations
        (Note 6)                  (   500,355)          -               -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             233,255    (   242,943)    (    79,554)
      (Increase) decrease in
        deferred charge                 5,291    (     2,282)          7,691
      Increase (decrease) in
        accounts payable               36,737         43,321     (     2,055)
      Increase (decrease) in
        gas imbalance payable           3,967    (     9,049)          4,420
      Increase (decrease) in
        accrued liability               3,920    (     1,598)    (     5,328)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $3,247,096     $3,116,856      $2,921,079
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($    6,652)   ($   18,286)    ($   68,482)
   Proceeds from sale of oil
      and gas properties                 -              -                375
   Proceeds from disposal of
      discontinued operations
      (Note 6)                        517,423           -               -
                                    ---------      ---------       ---------

   Net cash provided (used) by
      investing activities         $  510,771    ($   18,286)    ($   68,107)
                                    ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($3,523,788)   ($2,927,972)    ($2,618,846)
                                    ---------      ---------       ---------

   Net cash used by
      financing activities        ($3,523,788)   ($2,927,972)    ($2,618,846)
                                    ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS            $  234,079     $  170,598      $  234,126

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           1,209,317      1,038,719         804,593
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $1,443,396     $1,209,317      $1,038,719
                                    =========      =========       =========




























              The accompanying notes are an integral part of these
                              financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-B, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP









Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                          2006           2005
                                       ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents           $  700,511     $  604,086
   Accounts receivable:
      Oil and gas sales                   296,055        433,785
   Assets held for sale (Note 6)            7,506           -
                                        ---------      ---------
        Total current assets           $1,004,072     $1,037,871

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                         349,851        414,293

DEFERRED CHARGE                           122,514        125,644
                                        ---------      ---------
                                       $1,476,437     $1,577,808
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $   96,722     $   76,295
   Gas imbalance payable                   12,356          9,707
   Asset retirement obligation -
      current (Note 1)                      5,552          9,255
   Liabilities - held for sale
      (Note 6)                              1,049           -
                                        ---------      ---------
        Total current liabilities      $  115,679     $   95,257

LONG-TERM LIABILITIES:
   Accrued liability                   $    8,001     $    9,664
   Asset retirement obligation
      (Note 1)                            181,827        175,358
                                        ---------      ---------
        Total long-term liabilities    $  189,828     $  185,022

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($   41,841)   ($   35,041)
   Limited Partners, issued and
      outstanding, 138,336 Units        1,212,771      1,332,570
                                        ---------      ---------
        Total Partners' capital        $1,170,930     $1,297,529
                                        ---------      ---------
                                       $1,476,437     $1,577,808
                                        =========      =========





































              The accompanying notes are an integral part of these
                             financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                      Statements of Operations
        For the Years Ended December 31, 2006, 2005, and 2004

                                      2006          2005          2004
                                   ----------    ----------    ----------
REVENUES:
   Oil and gas sales               $2,225,321    $2,444,229    $2,098,774
   Interest income                     17,044         9,610         3,114
                                    ---------     ---------     ---------
                                   $2,242,365    $2,453,839    $2,101,888

COSTS AND EXPENSES:
   Lease operating                 $  375,402    $  415,564    $  294,895
   Production tax                     206,732       228,310       173,617
   Depreciation, depletion,
      and amortization of oil
      and gas properties               66,804        93,802        96,682
   Impairment provision                 3,798          -             -
   General and administrative         179,681       182,306       175,518
                                    ---------     ---------     ---------
                                   $  832,417    $  919,982    $  740,712
                                    ---------     ---------     ---------

INCOME FROM CONTINUING
   OPERATIONS                      $1,409,948    $1,533,857    $1,361,176

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              26,472        31,841        12,547
   Gain on disposal of
      discontinued operations
      (Note 6)                        211,306          -             -
                                    ---------     ---------     ---------
NET INCOME                         $1,647,726    $1,565,698    $1,373,723
                                    =========     =========     =========
GENERAL PARTNER:
   Net income from
      continuing operations        $  218,820    $  241,770    $  217,244
   Net income from discontinued
      operations                       35,705         5,017         2,044
                                    ---------     ---------     ---------
   NET INCOME                      $  254,525    $  246,787    $  219,288
                                    =========     =========     =========
LIMITED PARTNERS:
   Net income from
      continuing operations        $1,191,128    $1,292,087    $1,143,932
   Net income from discontinued
      operations                      202,073        26,824        10,503
                                    ---------     ---------     ---------
   NET INCOME                      $1,393,201    $1,318,911    $1,154,435
                                    =========     =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     8.61    $     9.34    $     8.27
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                   1.46           .19           .08
                                    ---------     ---------     ---------
NET INCOME PER UNIT                $    10.07    $     9.53    $     8.35
                                    =========     =========     =========

UNITS OUTSTANDING                     138,336       138,336       138,336
                                    =========     =========     =========



              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                              Limited       General
                              Partners      Partner      Total
                           ------------   ---------- ------------

Balance, Dec. 31, 2003      $1,178,224    ($ 68,928)  $1,109,296
   Net income                1,154,435      219,288    1,373,723
   Cash distributions      ( 1,055,000)   ( 208,789) ( 1,263,789)
                             ---------      -------    ---------

Balance, Dec. 31, 2004      $1,277,659    ($ 58,429)  $1,219,230
   Net income                1,318,911      246,787    1,565,698
   Cash distributions      ( 1,264,000)   ( 223,399) ( 1,487,399)
                             ---------      -------    ---------

Balance, Dec. 31, 2005      $1,332,570    ($ 35,041)  $1,297,529
   Net income                1,393,201      254,525    1,647,726
   Cash distributions      ( 1,513,000)   ( 261,325) ( 1,774,325)
                             ---------      -------    ---------

Balance, Dec. 31, 2006      $1,212,771    ($ 41,841)  $1,170,930
                             =========      =======    =========
























              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                           Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006           2005            2004
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,647,726     $1,565,698      $1,373,723
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             67,077         95,525          97,836
      Impairment provision              3,798           -               -
      Settlement of asset
        retirement obligation            -              -        (       701)
      Gain on disposal of
        discontinued operations
        (Note 6)                  (   211,306)          -               -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales             130,224    (   133,231)    (    26,258)
      (Increase) decrease in
        deferred charge                 3,130    (     5,193)          7,966
      Increase (decrease) in
        accounts payable               21,353         20,909     (     2,383)
      Increase (decrease) in
        gas imbalance payable           2,649    (     5,053)          3,049
      Decrease in accrued
        liability                 (     1,663)   (       164)    (     3,918)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $1,662,988     $1,538,491      $1,449,314
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   10,458)   ($    3,255)    ($   46,547)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                        218,220           -               -
                                    ---------      ---------       ---------

   Net cash provided (used) by
      investing activities         $  207,762    ($    3,255)    ($   46,547)
                                    ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,774,325)   ($1,487,399)    ($1,263,789)
                                    ---------      ---------       ---------

   Net cash used by
      financing activities        ($1,774,325)   ($1,487,399)    ($1,263,789)
                                    ---------      ---------       ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                $   96,425     $   47,837      $  138,978

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             604,086        556,249         417,271
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  700,511     $  604,086      $  556,249
                                    =========      =========       =========

























              The accompanying notes are an integral part of these
                              financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-C, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.









PricewaterhouseCoopers LLP




Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                          2006           2005
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $1,129,134     $1,013,378
   Accounts receivable:
      Oil and gas sales                   901,653        884,091
      Related party                         4,262           -
   Assets held for sale (Note 6)           13,656           -
                                        ---------      ---------
        Total current assets           $2,048,705     $1,897,469

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,634,985      1,544,711

DEFERRED CHARGE                            56,549         62,603
                                        ---------      ---------
                                       $3,740,239     $3,504,783
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  168,287     $  263,892
   Gas imbalance payable                   27,417         76,928
   Asset retirement obligation -
      current (Note 1)                     24,559         19,679
   Asset retirement obligation -
      held for sale                           291           -
   Liabilities - held for sale
      (Note 6)                                689           -
                                        ---------      ---------
        Total current liabilities      $  221,243     $  360,499

LONG-TERM LIABILITIES:
   Accrued liability                   $  123,503     $  124,681
   Asset retirement obligation
      (Note 1)                            365,663        355,551
                                        ---------      ---------
        Total long-term liabilities    $  489,166     $  480,232

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($   90,026)   ($  105,515)
   Limited Partners, issued and
      outstanding, 244,536 Units        3,119,856      2,769,567
                                        ---------      ---------
        Total Partners' capital        $3,029,830     $2,664,052
                                        ---------      ---------
                                       $3,740,239     $3,504,783
                                        =========      =========













              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006           2005          2004
                                   ----------    ------------  ------------
REVENUES:
   Oil and gas sales               $4,668,479     $4,168,389    $3,275,709
   Interest income                     29,261         17,355         5,295
   Loss on sale of oil
       and gas properties                -              -      (       891)
   Other income                         8,287          2,541          -
                                    ---------      ---------     ---------
                                   $4,706,027     $4,188,285    $3,280,113
COSTS AND EXPENSES:
   Lease operating                 $  830,524     $  675,992    $  618,867
   Production tax                     311,167        280,329       229,970
   Depreciation, depletion,
      and amortization of oil
      and gas properties              521,295        227,246       440,583
   Impairment provision                77,435           -             -
   General and administrative         294,899        297,767       291,575
                                    ---------      ---------     ---------
                                   $2,035,320     $1,481,334    $1,580,995
                                    ---------      ---------     ---------

INCOME FROM CONTINUING
   OPERATIONS                      $2,670,707     $2,706,951    $1,699,118

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              55,455         56,474        46,184
   Gain on disposal of
      discontinued operations
      (Note 6)                         95,512           -             -
                                    ---------      ---------     ---------
   NET INCOME                      $2,821,674     $2,763,425    $1,745,302
                                    =========      =========     =========
GENERAL PARTNER:
   Net income from
      continuing operations        $  318,030     $  289,411    $  209,035
   Net income from discontinued
      operations                       15,355          5,812         4,762
                                    ---------      ---------     ---------
   NET INCOME                      $  333,385     $  295,223    $  213,797
                                    =========      =========     =========

LIMITED PARTNERS:
   Net income from
      continuing operations        $2,352,677     $2,417,540    $1,490,083
   Net income from discontinued
      operations                      135,612         50,662        41,422
                                    ---------      ---------     ---------
   NET INCOME                      $2,488,289     $2,468,202    $1,531,505
                                    =========      =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     9.62     $     9.89    $     6.09
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                    .55            .21           .17
                                    ---------      ---------     ---------
NET INCOME PER UNIT                $    10.17     $    10.10    $     6.26
                                    =========      =========     =========

UNITS OUTSTANDING                     244,536        244,536       244,536
                                    =========      =========     =========


              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                            Limited        General
                            Partners       Partner       Total
                          ------------   ----------  ------------

Balance, Dec. 31, 2003     $2,542,860    ($153,480)   $2,389,380
   Net income               1,531,505      213,797     1,745,302
   Cash distributions     ( 1,729,000)   ( 197,249)  ( 1,926,249)
                            ---------      -------     ---------

Balance, Dec. 31, 2004     $2,345,365    ($136,932)   $2,208,433
   Net income               2,468,202      295,223     2,763,425
   Cash distributions     ( 2,044,000)   ( 263,806)  ( 2,307,806)
                            ---------      -------     ---------

Balance, Dec. 31, 2005     $2,769,567    ($105,515)   $2,664,052
   Net income               2,488,289      333,385     2,821,674
   Cash distributions     ( 2,138,000)   ( 317,896)  ( 2,455,896)
                            ---------      -------     ---------

Balance, Dec. 31, 2006     $3,119,856    ($ 90,026)   $3,029,830
                            =========      =======     =========
























              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                           Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,821,674     $2,763,425    $1,745,302
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              523,789        229,070       442,183
      Impairment provision               77,806           -             -
      Loss on sale of oil and
        gas properties                     -              -              891
      Gain on disposal of
        discontinued operations
        (Note 6)                    (    95,512)          -             -
      Settlement of asset
        retirement obligation       (       109)          -      (       131)
      Increase in accounts
        receivable - oil and
        gas sales                   (    29,586)   (   301,082)  (   136,151)
      Increase in accounts
        receivable-related party    (     4,262)          -             -
      (Increase) decrease in
        deferred charge                   6,044    (    13,919)        4,533
      Increase (decrease) in
        accounts payable            (    59,663)       118,382        15,711
      Increase (decrease) in
        gas imbalance payable       (    49,511)   (     6,253)       44,994
      Decrease in accrued
        liability                   (     1,173)   (    45,851)  (    32,226)
                                      ---------      ---------     ---------

   Net cash provided by
      operating activities           $3,189,497     $2,743,772    $2,085,106
                                      ---------      ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  716,209)   ($  105,380)  ($  187,506)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           98,364           -             -
                                      ---------      ---------     ---------

   Net cash used by
      investing activities          ($  617,845)   ($  105,380)  ($  187,506)
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,455,896)   ($2,307,806)  ($1,926,249)
                                      ---------      ---------     ---------

   Net cash used by
      financing activities          ($2,455,896)   ($2,307,806)  ($1,926,249)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  115,756     $  330,586   ($   28,649)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,013,378        682,792       711,441
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,129,134     $1,013,378    $  682,792
                                      =========      =========     =========

























              The accompanying notes are an integral part of these
                              financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-D, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.








PricewaterhouseCoopers LLP




Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                           2006           2005
                                       ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents            $  560,391     $  547,247
   Accounts receivable:
      Oil and gas sales                    554,939        527,187
      Related party                            610           -
      Other                                 26,776           -
   Assets held for sale (Note 6)             2,524           -
                                         ---------      ---------
        Total current assets            $1,145,240     $1,074,434

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                          796,560        651,461

DEFERRED CHARGE                             14,055         15,342
                                         ---------      ---------
                                        $1,955,855     $1,741,237
                                         =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                     $  114,417     $  155,178
   Gas imbalance payable                     5,724         42,943
   Asset retirement obligation -
      current (Note 1)                      16,323         17,420
   Asset retirement obligation -
      held for sale                             31           -
   Liabilities - held for
      sale (Note 6)                            298           -
                                         ---------      ---------
        Total current liabilities       $  136,793     $  215,541

LONG-TERM LIABILITIES:
   Accrued liability                    $  154,492     $  153,747
   Asset retirement obligation
      (Note 1)                             194,358        186,678
                                         ---------      ---------
        Total long-term liabilities     $  348,850     $  340,425

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   17,347)   ($   29,279)
   Limited Partners, issued and
      outstanding, 131,008 Units         1,487,559      1,214,550
                                         ---------      ---------
        Total Partners' capital         $1,470,212     $1,185,271
                                         ---------      ---------
                                        $1,955,855     $1,741,237
                                         =========      =========





































              The accompanying notes are an integral part of these
                              financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                     ----------     ----------   ------------
REVENUES:
   Oil and gas sales                 $2,784,819     $2,445,510    $1,882,916
   Interest income                       15,105          9,619         3,313
   Loss on sale of oil
      and gas properties                   -              -      (       128)
   Other income                           1,187            364          -
                                      ---------      ---------     ---------
                                     $2,801,111     $2,455,493    $1,886,101
COSTS AND EXPENSES:
   Lease operating                   $  546,210     $  429,772    $  361,371
   Production tax                       185,742        164,556       131,941
   Depreciation, depletion,
      and amortization of oil
      and gas properties                374,569        118,272        95,808
   Impairment provision                  13,348           -             -
   General and administrative           171,601        173,805       171,351
                                      ---------      ---------     ---------
                                     $1,291,470     $  886,405    $  760,471
                                      ---------      ---------     ---------

INCOME FROM CONTINUING
   OPERATIONS                        $1,509,641     $1,569,088    $1,125,630

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued
      operations (Note 6)                37,567         21,219   (    85,767)
   Gain on disposal of
      discontinued operations
      (Note 6)                            1,072           -           10,368
                                      ---------      ---------     ---------
   NET INCOME                        $1,548,280     $1,590,307    $1,050,231
                                      =========      =========     =========
GENERAL PARTNER:
   Net income from
      continuing operations          $  184,366     $  166,592    $  120,854
   Net income (loss) from
      discontinued operations             3,905          2,137   (     7,267)
                                      ---------      ---------     ---------
   NET INCOME                        $  188,271     $  168,729    $  113,587
                                      =========      =========     =========
LIMITED PARTNERS:
   Net income from
      continuing operations          $1,325,275     $1,402,496    $1,004,776
   Net income (loss) from
      discontinued operations            34,734         19,082   (    68,132)
                                      ---------      ---------     ---------
   NET INCOME                        $1,360,009     $1,421,578    $  936,644
                                      =========      =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT               $    10.12     $    10.71    $     7.67
NET INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS
   PER UNIT                                 .27            .15   (       .52)
                                      ---------      ---------     ---------
NET INCOME PER UNIT                  $    10.39     $    10.86    $     7.15
                                      =========      =========     =========

UNITS OUTSTANDING                       131,008        131,008       131,008
                                      =========      =========     =========




































              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                            Limited        General
                            Partners       Partner        Total
                          ------------    ----------  ------------

Balance, Dec. 31, 2003     $1,129,328     ($ 47,561)   $1,081,767
   Net income                 936,644       113,587     1,050,231
   Cash distributions     ( 1,114,000)    ( 121,184)  ( 1,235,184)
                            ---------       -------     ---------

Balance, Dec. 31, 2004     $  951,972     ($ 55,158)   $  896,814
   Net income               1,421,578       168,729     1,590,307
   Cash distributions     ( 1,159,000)    ( 142,850)  ( 1,301,850)
                            ---------       -------     ---------

Balance, Dec. 31, 2005     $1,214,550     ($ 29,279)   $1,185,271
   Net income               1,360,009       188,271     1,548,280
   Cash distributions     ( 1,087,000)    ( 176,339)  ( 1,263,339)
                            ---------       -------     ---------

Balance, Dec. 31, 2006     $1,487,559     ($ 17,347)   $1,470,212
                            =========       =======     =========
























              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                           Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006           2005           2004
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,548,280     $1,590,307     $1,050,231
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             374,933        118,445         98,838
      Impairment provision              13,437           -              -
      Loss on sale of
        oil and gas properties            -              -               128
      Gain on disposal of
        discontinued operations
        (Note 6)                   (     1,072)          -       (    10,368)
      Settlement of asset
        retirement obligation      (     1,152)          -       (        17)
      Increase in accounts
        receivable - oil
        and gas sales              (    30,048)   (   187,002)   (       719)
      Increase in accounts
        receivable-related party   (       610)          -              -
      Increase in accounts
        receivable-other           (    26,776)          -              -
      (Increase) decrease in
        deferred charge                  1,287    (     6,913)         1,523
      Increase (decrease) in
        accounts payable           (     1,857)   (    16,403)        45,198
      Increase (decrease) in gas
        imbalance payable          (    37,219)         1,336         36,418
      Increase (decrease) in
        accrued liability                  745    (    37,938)   (    55,619)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $1,839,948     $1,461,832     $1,165,613
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  564,537)   ($   45,569)   ($   24,743)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           1,072           -            88,586
                                     ---------      ---------      ---------

   Net cash provided (used)
      by investing activities      ($  563,465)   ($   45,569)    $   63,843
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,263,339)   ($1,301,850)   ($1,235,184)
                                     ---------      ---------      ---------

   Net cash used by
      financing activities         ($1,263,339)   ($1,301,850)   ($1,235,184)
                                     ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $   13,144     $  114,413    ($    5,728)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              547,247        432,834        438,562
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  560,391     $  547,247     $  432,834
                                     =========      =========      =========





























              The accompanying notes are an integral part of these
                              financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-E, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP










Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------

                                          2006           2005
                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents           $  981,324     $1,460,559
   Accounts receivable:
      Oil and gas sales                   743,001      1,272,925
      Other                               191,092           -
   Assets held for sale (Note 6)           40,781           -
                                        ---------      ---------
        Total current assets           $1,956,198     $2,733,484

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,592,366      1,981,508

DEFERRED CHARGE                            29,450         40,254
                                        ---------      ---------
                                       $3,578,014     $4,755,246
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  318,209     $  324,885
   Accrued liability - other
      (Note 1)                            105,000           -
   Gas imbalance payable                   21,870         16,538
   Asset retirement obligation -
      current (Note 1)                     63,380         23,971
   Asset retirement obligation -
      held for sale                        31,202           -
   Liabilities - held for sale
      (Note 6)                             33,812           -
                                        ---------      ---------
        Total current liabilities      $  573,473     $  365,394

LONG-TERM LIABILITIES:
   Accrued liability                   $  157,310     $  254,420
   Asset retirement obligation
      (Note 1)                            362,904        413,791
                                        ---------      ---------
        Total long-term liabilities    $  520,214     $  668,211

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  263,673)   ($  197,010)
   Limited Partners, issued and
      outstanding, 418,266 Units        2,748,000      3,918,651
                                        ---------      ---------
        Total Partners' capital        $2,484,327     $3,721,641
                                        ---------      ---------
                                       $3,578,014     $4,755,246
                                        =========      =========





































              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006          2005           2004
                                   ----------    ----------    ------------
REVENUES:
   Oil and gas sales               $4,171,717    $5,717,490     $4,403,251
   Interest income                     41,309        24,217         10,677
   Other income                        10,740          -              -
                                    ---------     ---------      ---------
                                   $4,223,766    $5,741,707     $4,413,928

COSTS AND EXPENSES:
   Lease operating                 $1,101,862    $1,030,177     $  920,005
   Production tax                     294,232       391,356        352,789
   Depreciation, depletion,
      and amortization of oil
      and gas properties              243,785       319,317        190,924
   Impairment provision                61,448          -              -
   General and administrative         487,650       489,834        488,702
                                    ---------     ---------      ---------
                                   $2,188,977    $2,230,684     $1,952,420
                                    ---------     ---------      ---------

INCOME FROM CONTINUING
   OPERATIONS                      $2,034,789    $3,511,023     $2,461,508

DISCONTINUED OPERATIONS:
   Income (loss) from
      discontinued operations
      (Note 6)                        176,993       192,323    (   549,606)
   Gain on disposal of
      discontinued operations
      (Note 6)                        103,851          -            88,757
                                    ---------     ---------      ---------
   NET INCOME                      $2,315,633    $3,703,346     $2,000,659
                                    =========     =========      =========
GENERAL PARTNER:
   Net income from
      continuing operations        $  226,819    $  377,419     $  262,266
   Net income (loss) from
      discontinued operations          44,465        21,053    (    43,851)
                                    ---------     ---------      ---------
   NET INCOME                      $  271,284    $  398,472     $  218,415
                                    =========     =========      =========
LIMITED PARTNERS:
   Net income from
      continuing operations        $1,807,970    $3,133,604     $2,199,242
   Net income (loss) from
      discontinued operations         236,379       171,270    (   416,998)
                                    ---------     ---------      ---------
   NET INCOME                      $2,044,349    $3,304,874     $1,782,244
                                    =========     =========      =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     4.32    $     7.49     $     5.26
NET INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS
   PER UNIT                               .57           .41    (      1.00)
                                    ---------     ---------      ---------
NET INCOME PER UNIT                $     4.89    $     7.90     $     4.26
                                    =========     =========      =========

UNITS OUTSTANDING                     418,266       418,266        418,266
                                    =========     =========      =========



































              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                             Limited        General
                             Partners       Partner      Total
                           ------------   ----------  ------------

Balance, Dec. 31, 2003      $4,302,533    ($177,234)   $4,125,299
   Net income                1,782,244      218,415     2,000,659
   Cash distributions      ( 2,807,000)   ( 357,239)  ( 3,164,239)
                             ---------      -------     ---------

Balance, Dec. 31, 2004      $3,277,777    ($316,058)   $2,961,719
   Net income                3,304,874      398,472     3,703,346
   Cash distributions      ( 2,664,000)   ( 279,424)  ( 2,943,424)
                             ---------      -------     ---------

Balance, Dec. 31, 2005      $3,918,651    ($197,010)   $3,721,641
   Net income                2,044,349      271,284     2,315,633
   Cash distributions      ( 3,215,000)   ( 337,947)  ( 3,552,947)
                             ---------      -------     ---------

Balance, Dec. 31, 2006      $2,748,000    ($263,673)   $2,484,327
                             =========      =======     =========
























              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                           Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006            2005          2004
                                   ------------    ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,315,633      $3,703,346    $2,000,659
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             263,444         339,544       215,745
      Impairment provision             223,793            -             -
      Gain on disposal of
        discontinued operations
        (Note 6)                   (   103,851)           -      (    88,757)
      Settlement of asset
        retirement obligation             -        (       345)  (       319)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales              491,664     (   423,171)      237,935
      Increase in accounts
        receivable - other         (   191,092)           -             -
      Decrease in deferred charge        8,312           8,724           718
      Increase (decrease) in
        accounts payable                73,300     (   500,913)      342,489
      Increase in accrued
        liability - other (Note 1)     105,000            -             -
      Increase in gas imbalance
        payable                          5,332          10,895         2,907
      Decrease in accrued
        liability                  (    85,006)    (    47,174)  (    41,237)
                                     ---------       ---------     ---------

   Net cash provided by
      operating activities          $3,106,529      $3,090,906    $2,670,140
                                     ---------       ---------     ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  140,531)    ($  100,420)  ($  237,849)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                         107,714            -          632,221
                                     ---------       ---------     ---------

   Net cash provided (used)
      by investing activities      ($   32,817)    ($  100,420)   $  394,372
                                     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($3,552,947)    ($2,943,424)  ($3,164,239)
                                     ---------       ---------     ---------

   Net cash used by
      financing activities         ($3,552,947)    ($2,943,424)  ($3,164,239)
                                     ---------       ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($  479,235)     $   47,062   ($   99,727)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,460,559       1,413,497     1,513,224
                                     ---------       ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  981,324      $1,460,559    $1,413,497
                                     =========       =========     =========























              The accompanying notes are an integral part of these
                              financial statements.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of the Geodyne Energy Income Limited Partnership III-F, an Oklahoma limited partnership, at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP









Tulsa, Oklahoma
April 16, 2007

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Balance Sheets
                     December 31, 2006 and 2005

                               ASSETS
                               ------
                                          2006           2005
                                       ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents           $  697,184     $1,062,866
   Accounts receivable:
      Oil and gas sales                   452,134        797,469
   Assets held for sale (Note 6)          205,453           -
                                        ---------      ---------
        Total current assets           $1,354,771     $1,860,335

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                       1,381,325      1,680,470

DEFERRED CHARGE                            13,909         17,132
                                        ---------      ---------
                                       $2,750,005     $3,557,937
                                        =========      =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                    $  136,660     $  176,398
   Accrued liability - other
      (Note 1)                             90,000           -
   Gas imbalance payable                   18,329         13,857
   Asset retirement obligation -
      current (Note 1)                     11,729          1,948
   Asset retirement obligation -
      held for sale                        33,931           -
   Liabilities - held for sale
      (Note 6)                             24,291           -
                                        ---------      ---------
        Total current liabilities      $  314,940     $  192,203

LONG-TERM LIABILITIES:
   Accrued liability                   $   68,572     $   84,584
   Asset retirement obligation
      (Note 1)                            243,724        276,256
                                        ---------      ---------
        Total long-term liabilities    $  312,296     $  360,840

PARTNERS' CAPITAL (DEFICIT):
   General Partner                    ($  126,790)   ($  126,897)
   Limited Partners, issued and
      outstanding, 221,484 Units        2,249,559      3,131,791
                                        ---------      ---------
        Total Partners' capital        $2,122,769     $3,004,894
                                        ---------      ---------
                                       $2,750,005     $3,557,937
                                        =========      =========








































              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                     2006           2005           2004
                                  ----------     ----------     ----------
REVENUES:
   Oil and gas sales              $2,392,448     $3,289,188     $2,475,266
   Interest income                    27,194         15,044          3,841
   Other income                        9,018           -              -
                                   ---------      ---------      ---------
                                  $2,428,660     $3,304,232     $2,479,107

COSTS AND EXPENSES:
   Lease operating                $  668,407     $  532,795     $  497,819
   Production tax                    155,397        198,937        148,744
   Depreciation, depletion,
      and amortization of oil
      and gas properties             182,891        193,331        151,884
   Impairment provision               55,288           -              -
   General and administrative        270,274        273,110        266,912
                                   ---------      ---------      ---------
                                  $1,332,257     $1,198,173     $1,065,359
                                   ---------      ---------      ---------
INCOME FROM CONTINUING
   OPERATIONS                     $1,096,403     $2,106,059     $1,413,748

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)            477,135        458,357        376,474
   Gain on disposal of
      discontinued operations
      (Note 6)                        86,913          -               -
                                   ---------      ---------      ---------
   NET INCOME                     $1,660,451     $2,564,416     $1,790,222
                                   =========      =========      =========
GENERAL PARTNER:
   Net income from
      continuing operations       $  128,357     $  112,284     $   76,571
   Net income from discontinued
      operations                      58,326         23,496         19,218
                                   ---------      ---------      ---------
   NET INCOME                     $  186,683     $  135,780     $   95,789
                                   =========      =========      =========
LIMITED PARTNERS:
   Net income from
      continuing operations       $  968,046     $1,993,775     $1,337,177
   Net income from discontinued
      operations                     505,722        434,861        357,256
                                   ---------      ---------      ---------
   NET INCOME                     $1,473,768     $2,428,636     $1,694,433
                                   =========      =========      =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT            $     4.37     $     9.00     $     6.04
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                  2.28           1.96           1.61
                                   ---------      ---------      ---------
NET INCOME PER UNIT               $     6.65     $    10.96     $     7.65
                                   =========      =========      =========
UNITS OUTSTANDING                    221,484        221,484        221,484
                                   =========      =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
              Statements of Partners' Capital (Deficit)
        For the Years Ended December 31, 2006, 2005, and 2004


                           Limited        General
                           Partners       Partner       Total
                         ------------   ----------   ------------

Balance, Dec. 31, 2003    $2,374,722    ($156,356)    $2,218,366
   Net income              1,694,433       95,789      1,790,222
   Cash distributions    ( 1,286,000)   (  81,488)   ( 1,367,488)
                           ---------      -------      ---------

Balance, Dec. 31, 2004    $2,783,155    ($142,055)    $2,641,100
   Net income              2,428,636      135,780      2,564,416
   Cash distributions    ( 2,080,000)   ( 120,622)   ( 2,200,622)
                           ---------      -------      ---------

Balance, Dec. 31, 2005    $3,131,791    ($126,897)    $3,004,894
   Net income              1,473,768      186,683      1,660,451
   Cash distributions    ( 2,356,000)   ( 186,576)   ( 2,542,576)
                           ---------      -------      ---------

Balance, Dec. 31, 2006    $2,249,559    ($126,790)    $2,122,769
                           =========      =======      =========
























              The accompanying notes are an integral part of these
                             financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                           Statements of Cash Flows
             For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005          2004
                                    ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,660,451     $2,564,416    $1,790,222
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties              193,266        207,776       161,752
      Impairment provision               66,259           -             -
      Gain on disposal of
        discontinued operations
        (Note 6)                    (    86,913)          -             -
      Settlement of asset
        retirement obligation       (     1,590)          -             -
      (Increase) decrease in
        accounts receivable -
        oil and gas sales               258,051    (   249,464)  (   195,540)
      Decrease in deferred charge         3,223          4,815           290
      Increase (decrease) in
        accounts payable            (    12,450)        84,991   (    12,362)
      Increase in accrued
        liability - other (Note 1)       90,000           -             -
      Increase in gas
        imbalance payable                 4,472          9,136         2,426
      Decrease in
        accrued liability           (    16,012)   (    21,293)  (    25,891)
                                      ---------      ---------     ---------

   Net cash provided by
      operating activities           $2,158,757     $2,600,377    $1,720,897
                                      ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   72,314)   ($   33,349)  ($  180,521)
   Proceeds from sale of oil
      and gas properties                   -              -            1,654
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           90,451           -             -
                                      ---------      ---------     ---------

   Net cash provided (used)
      by investing activities        $   18,137    ($   33,349)  ($  178,867)
                                      ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,542,576)   ($2,200,622)  ($1,367,488)
                                      ---------      ---------     ---------

   Net cash used by
      financing activities          ($2,542,576)   ($2,200,622)  ($1,367,488)
                                      ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  365,682)    $  366,406    $  174,542

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,062,866        696,460       521,918
                                      ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  697,184     $1,062,866    $  696,460
                                      =========      =========     =========


























              The accompanying notes are an integral part of these
                              financial statements.

       GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                    Notes to Financial Statements
        For the Years Ended December 31, 2006, 2005, and 2004

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

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the term of the Partnerships for the fourth extension period. On February 5, 2007 the General Partner mailed a notice to the limited partners indicating that the Partnerships will terminate at the end of their current term as indicated in the following chart. See Note 7 for more information regarding the Partnership terminations. These audited financial statements are presented on a going concern basis.

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

           An affiliate of the General Partner owned the following Units at December 31, 2006:

                              Number of        Percent of
           Partnership       Units Owned       Outstanding
           -----------       -----------       -----------

              III-A             70,627            26.75%
              III-B             34,757            25.13%
              III-C             71,481            29.23%
              III-D             39,759            30.35%
              III-E            127,037            30.37%
              III-F             70,228            31.71%

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


      Basis of Presentation

      These financial statements are presented on a going concern basis.


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


      The Partnerships' payout dates and current general partner/limited partner sharing ratio of costs and income are shown on the following chart:

                                                 Current
                           Payout           Costs and Income
      Partnership         Occurred               Sharing
      -----------      -------------        ----------------
        III-A          2nd Qtr. 2000             10%/90%
        III-B          1st Qtr. 1998             15%/85%
        III-C          4th Qtr. 2001             10%/90%
        III-D          3rd Qtr. 2001             10%/90%
        III-E          3rd Qtr. 2001             10%/90%
        III-F          1st Qtr. 2006             10%/90%


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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2006, 2005, and 2004 were as follows:


           Partnership    2006      2005(1)    2004(1)
           -----------    -----     -------    -------

              III-A       $1.83     $1.80      $1.48
              III-B        1.52      1.91       1.72
              III-C        4.60      2.43       4.46
              III-D        5.26      2.11       1.68
              III-E        2.30      2.48       1.41
              III-F        3.05      2.66       1.99

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 for more information about these discontinued operations.


      When complete units of depreciable property are retired or sold, the asset
cost,  related   accumulated   depreciation,   and  remaining  asset  retirement
obligation, are eliminated with any gain or loss reflected in income.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $6,000, $4,000, $77,000, $13,000, $61,000, and $55,000 for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.


      Deferred Charge

      Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            2006                   2005
                     ------------------     ------------------
      Partnership      Mcf      Amount        Mcf      Amount
      -----------    -------   --------     -------   --------

         III-A       211,417   $184,941     217,477   $190,240
         III-B       108,144    122,514     110,907    125,644
         III-C        83,559     56,549      92,496     62,603
         III-D        11,416     14,055      12,461     15,342
         III-E        14,941     29,450      20,422     40,254
         III-F        12,590     13,909      15,507     17,132


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2006 for the III-E and III-F Partnerships represents a charge accrued for a potential liability to the U.S. Minerals Management Service ("MMS"). On August 4, 1998 the MMS issued an Order for an affiliate of the General Partner to recalculate and pay additional royalties to the MMS for various Federal and Indian leases in several states. A number of these Federal and Indian royalty interests burden the interests of the Partnerships. The affiliate appealed the Order and on October 22, 2004 the Department of the Interior issued its decision which granted the appeal in part and denied the appeal in part. While the Department's decision did not approve the recalculation methodology originally ordered by the MMS, the decision still required the affiliate to recalculate and pay additional royalties but under a different recalculation methodology than sought by the MMS.

      The affiliate paid additional royalties to the MMS on August 23, 2006 pursuant to the Department's decision. The MMS has informally indicated its disagreement with certain aspects of the recalculation. As of the date of these financial statements, the affiliate cannot determine the amount of additional royalties (and interest) which may be claimed by or ultimately owed to the MMS. While the affiliate maintains that no additional royalties are owed, the General Partner has accrued $105,000 and $90,000, respectively, for the III-E and III-F Partnerships, as reasonable estimates of amounts which may become ultimately owed to the MMS.


      Accrued Liability

      Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            2006                   2005
                     ------------------     ------------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       -------   --------     -------   --------

      III-A           33,537   $ 31,040      31,198   $ 27,120
      III-B            7,234      8,001       8,738      9,664
      III-C          202,862    123,503     204,788    124,681
      III-D          151,177    154,492     150,673    153,747
      III-E           79,808    157,310     129,075    254,420
      III-F           62,068     68,572      76,561     84,584


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2006 and 2005 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           2006                   2005
                     -----------------      -----------------
   Partnership         Mcf      Amount        Mcf      Amount
   -----------       ------    -------      ------    -------

      III-A          14,418    $21,627      11,773    $17,660
      III-B           8,237     12,356       6,471      9,707
      III-C          18,278     27,417      52,079     76,928
      III-D           3,816      5,724      28,742     42,943
      III-E          14,580     21,870      11,025     16,538
      III-F          12,219     18,329       9,238     13,857

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, the asset retirement obligations, accrued liability-other, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Legal Contingency

      A class action lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. Samson Resources Company ("Samson") is an affiliate of the General Partner and operates certain wells in which the Partnerships own interests. The lawsuit alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes and also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. A number of these royalty and overriding royalty payments burden the interests of the III-A, III-B, III-E, and III-F Partnerships. Samson and the plaintiffs have reached agreement to settle all of the plaintiffs' remaining claims in this lawsuit, and Samson expects a formal settlement agreement to be executed during April 2007. The settlement calls for an additional royalty payment of $1,000,000, and is subject to Court approval. The Plaintiffs' counsel, subject to Court approval, is responsible for determining the allocation of the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees.

The method of allocation selected by the Plantiffs' counsel and approved by the Court will determine the allocation of the settlement amount among Samson's Wyoming gas wells. This allocation is necessary in order to determine the portion of the settlement for which each Partnership is responsible. Consequently, until the allocation among the class members is received from the Plantiffs' counsel and approved by the Court, the General Partner cannot determine the portion of the settlement for which each Partnership will be responsible. Therefore, there have been no amounts accrued as of December 31, 2006.


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

      The components of the change in asset retirement obligations for the years ended December 31, 2006 and 2005 are as shown below.

                                III-A Partnership
                                -----------------

                                       2006             2005
                                    ----------        --------
Total Asset Retirement
  Obligation, January 1              $285,256         $114,955
Additions                                 262             -
Revisions                                -             157,334
Settlements and disposals           (  14,158)            -
Accretion expense                      13,607           12,967
Discontinued operations             (   3,870)            -
                                      -------          -------
Total Asset Retirement
  Obligation, December 31            $281,097         $285,256
                                      =======          =======
Asset Retirement Obligation -
  Current                            $ 10,086         $ 14,606
Asset Retirement Obligation -
  Long-Term                           271,011          270,650




                                III-B Partnership
                                -----------------

                                       2006            2005
                                    ----------       --------
Total Asset Retirement
  Obligation, January 1              $184,613        $ 79,865
Additions                                 111            -
Revisions                                -             96,512
Settlements and disposals           (   5,974)           -
Accretion expense                       8,629           8,236
                                      -------         -------
Total Asset Retirement
  Obligation, December 31            $187,379        $184,613
                                      =======         =======
Asset Retirement Obligation -
  Current                            $  5,552        $  9,255
Asset Retirement Obligation -
  Long-Term                           181,827         175,358

                                III-C Partnership
                                -----------------

                                       2006            2005
                                    ----------       --------
Total Asset Retirement
  Obligation, January 1              $375,230        $204,672
Additions                                 455           1,809
Revisions                                -            152,220
Settlements and disposals           (   2,596)           -
Accretion expense                      17,424          16,529
Discontinued operations             (     291)           -
                                      -------         -------
Total Asset Retirement
  Obligation, December 31            $390,222        $375,230
                                      =======         =======
Asset Retirement Obligation -
  Current                            $ 24,559        $ 19,679
Asset Retirement Obligation -
  Long-Term                           365,663         355,551



                                III-D Partnership
                                -----------------

                                       2006             2005
                                    ----------      ----------
Total Asset Retirement
  Obligation, January 1              $204,098        $109,182
Additions                                  60             592
Revisions                                -             85,391
Settlements and disposals           (   2,732)           -
Accretion expense                       9,286           8,933
Discontinued operations             (      31)           -
                                      -------         -------
Total Asset Retirement
  Obligation, December 31            $210,681        $204,098
                                      =======         =======
Asset Retirement Obligation -
  Current                            $ 16,323        $ 17,420
Asset Retirement Obligation -
  Long-Term                           194,358         186,678

                                III-E Partnership
                                -----------------

                                       2006             2005
                                    ----------      ----------
Total Asset Retirement
  Obligation, January 1              $437,762        $217,175
Additions                                -                750
Revisions                                -            205,703
Settlements and disposals           (     416)      (   5,091)
Accretion expense                      20,140          19,225
Discontinued operations             (  31,202)           -
                                      -------         -------
Total Asset Retirement
  Obligation, December 31            $426,284        $437,762
                                      =======         =======
Asset Retirement Obligation -
  Current                            $ 63,380        $ 23,971
Asset Retirement Obligation -
  Long-Term                           362,904         413,791





                                III-F Partnership
                                -----------------

                                       2006            2005
                                    ----------       --------
Total Asset Retirement
  Obligation, January 1              $278,204        $150,199
Settlements and disposals           (   2,559)           -
Revisions                                -            114,910
Accretion expense                      13,739          13,095
Discontinued operations             (  33,931)           -
                                      -------         -------
Total Asset Retirement
  Obligation, December 31            $255,453        $278,204
                                      =======         =======
Asset Retirement Obligation -
  Current                            $ 11,729        $  1,948
Asset Retirement Obligation -
  Long-Term                           243,724         276,256


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Discontinued Operations

      As further discussed in Note 6, the Partnerships sold their interests in a number of producing properties to independent third parties at the Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006. Additional properties will be sold at auction in 2007. The properties sold in the December auction, those scheduled to be sold in 2007 auctions, and the sale of the Jay Field represent a disposal of a component under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer accrue any depreciation, depletion, or amortization expense.


      Reclassification

      Certain prior year balances have been reclassified to conform with current year presentation.



2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to the expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2006, 2005, and 2004:

           Partnership      2006         2005         2004
           -----------    --------     --------     --------

              III-A       $277,872     $277,872     $277,872
              III-B        145,620      145,620      145,620
              III-C        257,412      257,412      257,412
              III-D        137,904      137,904      137,904
              III-E        440,280      440,280      440,280
              III-F        233,136      233,136      233,136

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates the year ended December 31, 2006 is approximately $14,000, $4,000, $116,000, $72,000, $104,000, and $49,000, respectively, for the III-A, III-B, III-C, III-D, III-E and III-F Partnerships.

3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales during 2006, 2005, and 2004:


   Partnership           Purchaser                Percentage
   -----------   ------------------------   -----------------------
                                            2006     2005     2004
                                            -----    -----    -----

      III-A      ConocoPhillips Company
                   ("ConocoPhillips")       34.6%    29.7%      -
                 Gulfterra Central Point
                   Allocation
                   ("Gulfterra")            19.7%    23.2%    12.2%
                 Eaglwing Trading, Inc.
                   ("Eaglwing")               -        -      26.9%

      III-B      ConocoPhillips             42.7%    37.6%      -
                 Gulfterra                  17.2%    20.8%    11.0%
                 Eaglwing                     -        -      33.8%


      III-C      Duke Energy Field
                   Services, Inc. ("Duke")  15.3%    16.9%    18.3%
                 NGPL Allocation            11.0%      -        -
                 ONEOK Texas Energy
                   Resources ("ONEOK")        -      19.1%    13.4%
                 Cinergy Marketing Company
                   ("Cinergy")                -      10.4%    14.5%
                 Enogex Services
                   Corporation                -      10.3%    11.5%
                 ONEOK Field Services
                   Company ("ONEOK FSC")      -        -      13.3%

      III-D      NGPL Allocation            15.8%      -        -
                 Eaglwing                   12.6%      -      16.2%
                 Duke                       12.2%    13.8%    14.1%
                 Enbridge US Inc.-Texas     10.8%      -        -
                 Eagle Rock Field
                   Services, LP             10.1%      -        -
                 ONEOK                        -      28.3%    18.0%
                 Cinergy                      -      14.9%    19.1%
                 ONEOK FSC                    -        -      10.8%

      III-E      Duke                       20.3%    18.2%    15.1%
                 Sempra Energy Trading
                   Corp. ("Sempra")         16.2%    16.2%    11.6%
                 Red Desert Central
                   Point Allocation
                   ("Red Desert")           14.4%    17.5%      -
                 Hunt Crude Oil Supply
                   Company                  13.8%    13.9%    10.4%
                 Kinder Morgan, Inc.        10.1%      -        -
                 Eaglwing                     -        -      24.4%
                 Mountain Gas Resources,
                   Inc. ("Mountain")          -        -      13.5%

      III-F      Sempra                     19.9%    20.4%    19.8%
                 Eaglwing                   18.8%    17.0%    18.4%
                 Red Desert                 17.7%    21.9%      -
                 Duke                       15.4%    14.1%    14.7%
                 Mountain                     -        -      23.1%

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2006 and 2005 were as follows:

                          III-A Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------

   Proved properties                   $15,158,202    $15,679,530

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       ( 14,569,557)  ( 14,904,139)
                                        ----------     ----------
        Net oil and gas
           properties                  $   588,645    $   775,391
                                        ==========     ==========


                          III-B Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------
   Proved properties                   $ 9,202,445    $ 9,378,899

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       (  8,852,594)  (  8,964,606)
                                        ----------     ----------
        Net oil and gas
           properties                  $   349,851    $   414,293
                                        ==========     ==========


                          III-C Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------
   Proved properties                   $18,429,188    $17,887,094

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       ( 16,794,203)  ( 16,342,383)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,634,985    $ 1,544,711
                                        ==========     ==========

                          III-D Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------
   Proved properties                   $ 9,904,907    $ 9,388,350

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       (  9,108,347)  (  8,736,889)
                                        ----------     ----------

        Net oil and gas
           properties                  $   796,560    $   651,461
                                        ==========     ==========


                          III-E Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------
   Proved properties                   $20,617,856    $21,182,856

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       ( 19,025,490)  ( 19,201,348)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,592,366    $ 1,981,508
                                        ==========     ==========


                          III-F Partnership
                          -----------------

                                          2006           2005
                                      -------------  -------------
   Proved properties                   $12,842,078    $14,020,664

   Less accumulated
      depreciation, depletion,
      amortization, and valuation
      allowance                       ( 11,460,753)  ( 12,340,194)
                                        ----------     ----------

        Net oil and gas
           properties                  $ 1,381,325    $ 1,680,470
                                        ==========     ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 2006, 2005, and 2004. Costs incurred by the Partnerships in connection with oil and gas property development activities for the years ended December 31, 2006, 2005, and 2004 were as follows:

           Partnership     2006      2005(1)       2004
           -----------   --------   --------     --------

              III-A      $   -      $ 16,822     $ 78,142
              III-B        10,581      2,903       52,376
              III-C       680,951    127,299      217,479
              III-D       525,931     85,828       27,306
              III-E        82,263    158,067      245,429
              III-F        69,317     32,310      188,433

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


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2006, 2005, and 2004 were estimated by petroleum engineers employed by affiliates of the Partnerships. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      In general, the Partnerships experienced downward revisions in gas reserves at December 31, 2006 as compared to December 31, 2005 due to the decrease in the gas prices used to estimate reserves. The III-A, III-C, and III-D Partnerships had an increase in gas reserves due to revised forecasts on several properties based on actual production experience. The III-F Partnership had an increase in gas reserves on one material property, which is discussed below.

      Following is a description of those oil and gas properties for which revisions in the continuing operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships:

             The III-A and III-B Partnerships' estimated proved oil reserves increased approximately 26,000 barrels and 17,000 barrels, respectively, in the Amoco Fee #3 due to a revised forecast in reserves based on actual production experience.

             In addition, the III-B Partnership's estimated proved oil reserves increased approximately 7,000 barrels in the F. H. Gray Unit D due to a revised forecast in reserves based on actual production experience.

             The III-E Partnership's estimated proved oil reserves decreased approximately 19,000 barrels in the Womack Hill Field Unit due to a revised forecast in reserves based on actual production experience and an increase in monthly lease operating expenses.

             The III-F Partnership's estimated proved gas reserves decreased approximately 110,000 Mcf and 49,000 Mcf on the Trail Unit and Gray #1-9, respectively, due to a steeper decline rate resulting in a shorter reserve life and an increase in monthly lease operating expenses.

      Following is a description of those oil and gas properties for which revisions in the discontinued operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the
Partnerships:

             The  III-E   Partnership's   estimated   proved  gas  reserves
       decreased approximately 56,000 Mcf in the Jo Neal #1 due to a revised forecast in reserves based on actual production experience and an increase in monthly lease operating expenses.

             The  III-F   Partnership's   estimated   proved  gas  reserves
       increased approximately 23,000 Mcf in the Stutes SU T (Breaux #2) due to a revised forecast in reserves based on actual production experience and a lower decline rate resulting in a longer reserve life.












                  [Remainder of Page Intentionally Left Blank]


                                III-A Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003        1,933          222,084        137,278     3,817,394
Production                           (  466)        ( 18,237)      ( 36,657)   (  442,066)
Sale of minerals in place              -                -          (     78)         -
Extensions and discoveries             -                -             1,037         3,108
Revisions of previous estimates       3,749           30,267         16,607       160,187
                                      -----          -------       --------     ---------

Proved reserves, Dec. 31, 2004        5,216          234,114        118,187     3,538,623
Production                           (  817)        ( 19,307)      ( 32,191)   (  369,103)
Extensions and discoveries             -                -               366        12,296
Revisions of previous estimates       1,677         ( 38,428)         4,297       125,653
                                      -----          -------       --------     ---------

Proved reserves, Dec. 31, 2005        6,076          176,379         90,659     3,307,469
Production                           (  367)        ( 16,779)      ( 28,373)   (  345,008)
Sale of minerals in place            (1,183)        (125,978)          -             -
Extensions and discoveries             -                -               141        21,975
Revisions of previous estimates         443            3,473         22,900    (  122,289)
                                      -----          -------       --------     ---------

Proved reserves, Dec. 31, 2006        4,969           37,095         85,327     2,862,147
                                      =====          =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                  5,216          234,114        118,187     3,538,623
                                      =====          =======        =======     =========
   December 31, 2005                  6,076          176,379         90,659     3,307,469
                                      =====          =======        =======     =========
   December 31, 2006                  4,969           37,095         85,327     2,862,147
                                      =====          =======        =======     =========



                                III-B Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003         633           77,139         87,006      1,600,701
Production                            ( 42)         ( 6,030)       (25,353)    (  184,751)
Extensions and discoveries              -              -               684          2,050
Revisions of previous estimates         51           11,588         11,715         56,374
                                       ---           ------         ------      ---------

Proved reserves, Dec. 31, 2004         642           82,697         74,052      1,474,374
Production                            (127)         ( 6,228)       (22,521)    (  159,150)
Extensions and discoveries              -              -               235          5,798
Revisions of previous estimates         12          (17,117)         8,298         28,586
                                       ---           ------         ------      ---------

Proved reserves, Dec. 31, 2005         527           59,352         60,064      1,349,608
Production                              55          ( 5,386)       (19,700)    (  145,330)
Sale of minerals in place             (498)         (53,130)          -              -
Extensions and discoveries              -              -                86         11,077
Revisions of previous estimates       ( 84)         (   663)        22,156     (   39,211)
                                       ---           ------         ------      ---------

Proved reserves, Dec. 31, 2006          -               173         62,606      1,176,144
                                       ===           ======         ======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                   642           82,697         74,052      1,474,374
                                       ===           ======         ======      =========
   December 31, 2005                   527           59,352         60,064      1,349,608
                                       ===           ======         ======      =========
   December 31, 2006                    -               173         62,606      1,176,144
                                       ===           ======         ======      =========



                                III-C Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003        9,147          73,565         90,572      5,275,540
Production                           (  462)        ( 9,715)       ( 9,089)    (  538,840)
Sale of minerals in place            (    6)           -              -              -
Extensions and discoveries                2             423              2         37,331
Revisions of previous estimates      (7,923)        (15,911)       (   569)    (  189,890)
                                      -----          -------        ------      ---------

Proved reserves, Dec. 31, 2004          758          48,362         80,916      4,584,141
Production                           (  319)        ( 8,072)       ( 9,295)    (  506,230)
Extensions and discoveries               32           1,294            966        188,978
Revisions of previous estimates         146             265         16,086        395,703
                                      -----          ------         ------      ---------

Proved reserves, Dec. 31, 2005          617          41,849         88,673      4,662,592
Production                           (  106)        ( 8,588)       (11,648)    (  610,593)
Sale of minerals in place            (  281)        (22,321)          -              -
Extensions and discoveries               10             409          5,374        413,298
Revisions of previous estimates       1,257           6,348          9,961     (   95,472)
                                      -----          ------         ------      ---------

Proved reserves, Dec. 31, 2006        1,497          17,697         92,360      4,369,825
                                      =====          ======         ======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                    758          48,362         80,916      4,584,141
                                      =====          ======         ======      =========
   December 31, 2005                    617          41,849         88,673      4,662,592
                                      =====          ======         ======      =========
   December 31, 2006                  1,497          17,697         92,360      4,369,825
                                      =====          ======         ======      =========


                                III-D Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       73,941          45,304         83,103      2,607,310
Production                          ( 4,067)        ( 7,561)       ( 8,347)    (  291,166)
Sale of minerals in place           (72,676)        (14,536)          -              -
Extensions and discoveries             -                 60           -             5,465
Revisions of previous estimates       2,871         (10,617)         6,248         75,702
                                     ------          ------         ------      ---------

Proved reserves, Dec. 31, 2004           69          12,650         81,004      2,397,311
Production                          (    65)        ( 3,657)       ( 8,546)    (  284,998)
Extensions and discoveries                4             186            776        106,472
Revisions of previous estimates          60         ( 1,903)        10,575        181,207
                                     ------          ------         ------      ---------

Proved reserves, Dec. 31, 2005           68           7,276         83,809      2,399,992
Production                          (    20)        ( 1,763)       ( 9,928)    (  367,694)
Sale of minerals in place           (    10)        (    28)          -              -
Extensions and discoveries             -               -             4,145        253,564
Revisions of previous estimates         182         (   846)       (   989)        26,832
                                     ------          ------         ------      ---------

Proved reserves, Dec. 31, 2006          220           4,639         77,037      2,312,694
                                     ======          ======         ======      =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                     69          12,650         81,004      2,397,311
                                     ======          ======         ======      =========
   December 31, 2005                     68           7,276         83,809      2,399,992
                                     ======          ======         ======      =========
   December 31, 2006                    220           4,639         77,037      2,312,694
                                     ======          ======         ======      =========


                                III-E Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       519,254         468,657        155,670     6,097,290
Production                          ( 28,755)       ( 80,966)      ( 22,473)   (  678,604)
Sale of minerals in place           (518,676)       (103,734)          -             -
Extensions and discoveries              -               -             1,189        11,923
Revisions of previous estimates       28,878        ( 64,106)        23,421       789,619
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2004           701         219,851        157,807     6,220,228
Production                          (    383)       ( 44,154)      ( 23,178)   (  634,703)
Extensions and discoveries                71           1,508          4,621       112,711
Revisions of previous estimates          508          41,648         10,048    (  607,380)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2005           897         218,853        149,298     5,090,856
Production                          (    109)       ( 40,040)      ( 16,782)   (  535,598)
Sale of minerals in place           (    213)       ( 35,481)          -             -
Extensions and discoveries              -               -               611       252,261
Revisions of previous estimates            4        ( 36,400)      ( 32,580)   (  393,541)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2006           579         106,932        100,547     4,413,978
                                     =======         =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                     701         219,851        157,807     6,220,228
                                     =======         =======        =======     =========
   December 31, 2005                     897         218,853        149,298     5,090,856
                                     =======         =======        =======     =========
   December 31, 2006                     579         106,932        100,547     4,412,334
                                     =======         =======        =======     =========


                                III-F Partnership
                                -----------------

                                    Discontinued Operations        Continuing Operations
                                    ------------------------       ----------------------
                                      Crude          Natural         Crude       Natural
                                       Oil             Gas            Oil          Gas
                                    (Barrels)         (Mcf)        (Barrels)      (Mcf)
                                    ---------       ---------      ---------   -----------
Proved reserves, Dec. 31, 2003       151,358         720,827        208,930     3,761,556
Production                          (  9,556)       ( 15,528)      ( 10,696)   (  393,218)
Extensions and discoveries              -               -             1,000        10,015
Revisions of previous estimates       16,575        (360,256)      ( 42,745)      417,329
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2004       158,377         345,043        156,489     3,795,682
Production                          (  8,074)       ( 11,248)      ( 10,893)   (  370,786)
Extensions and discoveries              -               -             3,395        94,386
Revisions of previous estimates       12,379        (284,602)        25,557    (   64,082)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2005       162,682          49,193        174,548     3,455,200
Production                          (  9,183)       (  9,045)      (  9,822)   (  300,359)
Sale of minerals in place           (    179)       ( 29,795)          -             -
Extensions and discoveries              -               -               515       107,209
Revisions of previous estimates     ( 15,535)         17,139       (  6,405)   (  500,216)
                                     -------         -------        -------     ---------

Proved reserves, Dec. 31, 2006       137,785          27,492        158,836     2,761,834
                                     =======         =======        =======     =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                 158,377         345,043        156,489     3,795,682
                                     =======         =======        =======     =========
   December 31, 2005                 162,682          49,193        174,548     3,455,200
                                     =======         =======        =======     =========
   December 31, 2006                 137,785          27,492        158,836     2,761,834
                                     =======         =======        =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

                                III-A Partnership
                                -----------------

                                                    2006
                          ------------------------------------------------------
                            First           Second         Third       Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)    Quarter
                          ----------     ----------      ----------   ----------

Total Revenues            $1,090,874     $1,011,994      $1,055,647   $  957,817
Gross Profit(1)              819,583        737,509         768,464      678,305
Income from continuing
  operations                 722,103        664,114         695,992      604,767
Income from discontinued
  operations                  21,975         28,600          30,548      532,747
Net Income                   744,078        692,714         726,540    1,137,514
Limited Partners' Net
  Income per Unit               2.53           2.35            2.46         3.87

                                                    2005
                          ------------------------------------------------------
                            First          Second          Third       Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ---------      -----------     ----------   ----------

Total Revenues            $  990,208     $1,104,544      $1,170,643   $1,327,762
Gross Profit(1)              615,275        875,355         823,718    1,031,794
Income from continuing
  operations                 520,311        801,932         749,498      954,639
Income from discontinued
  operations                  35,965         28,363          31,505       33,658
Net Income                   556,276        830,295         781,003      988,297
Limited Partners' Net
  Income per Unit               1.89           2.83            2.64         3.35

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                III-B Partnership
                                -----------------


                                                    2006
                          ------------------------------------------------------
                            First          Second         Third        Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)    Quarter
                          ----------     ----------      ----------   ----------
Total Revenues             $588,150       $557,770        $581,937     $514,508
Gross Profit(1)             419,917        386,779         431,638      351,295
Income from continuing
  operations                357,421        347,801         393,149      311,577
Income from discontinued
  operations                  3,913          6,994           7,619      219,252
Net Income                  361,334        354,795         400,768      530,829
Limited Partners' Net
  Income per Unit              2.21           2.15            2.45         3.26

                                                    2005
                          ------------------------------------------------------
                            First          Second         Third         Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ----------     ----------      ----------   ----------

Total Revenues             $514,344       $598,059        $630,024     $711,412
Gross Profit(1)             296,108        469,843         398,892      551,320
Income from continuing
  operations                235,858        430,720         358,895      508,384
Income from discontinued
  operations                  9,267          6,953           7,231        8,390
Net Income                  245,125        437,673         366,126      516,774
Limited Partners' Net
  Income per Unit              1.51           2.67            2.20         3.15

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                III-C Partnership
                                -----------------

                                                    2006
                          ------------------------------------------------------
                            First         Second           Third       Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter
                          ----------     ----------      ----------   ----------

Total Revenues            $1,226,199     $992,287        $1,199,818   $1,287,723
Gross Profit(1)              899,855      662,859           804,225      598,667
Income from continuing
  operations                 807,863      594,794           737,011      531,039
Income from discontinued
  operations                  10,431       14,458            13,556      112,522
Net Income                   818,294      609,252           750,567      643,561
Limited Partners' Net
  Income per Unit               3.00         2.21              2.71         2.25

                                                    2005
                          ------------------------------------------------------
                            First         Second          Third        Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ----------     ----------      ----------   ----------

Total Revenues            $  943,164     $974,640        $1,110,926   $1,159,555
Gross Profit(1)              672,877      781,920           767,357      782,564
Income from continuing
  operations                 583,359      713,807           699,081      710,704
Income from discontinued
  operations                  12,604       10,821            14,963       18,086
Net Income                   595,963      724,628           714,044      728,790
Limited Partners' Net
  Income per Unit               2.18         2.65              2.59         2.68

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                III-D Partnership
                                -----------------

                                                    2006
                          ------------------------------------------------------
                            First         Second          Third        Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter
                          ----------     ----------      ----------   ----------

Total Revenues            $715,669       $587,490        $607,936     $890,016
Gross Profit(1)            514,633        411,878         402,444      352,287
Income from continuing
  operations               454,257        374,238         365,940      315,206
Income from discontinued
  operations                 2,921          2,099           3,992       29,627
Net Income                 457,178        376,337         369,932      344,833
Limited Partners' Net
  Income per Unit             3.12           2.56            2.51         2.20

                                                    2005
                          ------------------------------------------------------
                            First           Second         Third         Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ----------     ----------      ----------   ----------

Total Revenues            $530,151        $553,012       $644,859     $727,471
Gross Profit(1)            389,060         441,363        466,078      446,392
Income from continuing
  operations               330,914         404,006        428,713      405,455
Income from discontinued
  operations                 5,887           5,916          5,269        4,147
Net Income                 336,801         409,922        433,982      409,602
Limited Partners' Net
  Income per Unit             2.30            2.80           2.97         2.79

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                III-E Partnership
                                -----------------

                                                    2006
                          ------------------------------------------------------
                            First           Second          Third       Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)    Quarter
                          ----------     ----------      ------------ ----------

Total Revenues            $1,260,924     $1,027,182      $1,018,660   $  917,000
Gross Profit(1)              903,255        749,591         552,915      316,678
Income from continuing
   operations                762,887        631,446         438,712      201,744
Income (loss)from
   discontinued
   operations                 32,968         75,896     (   130,949)     302,929
Net Income                   795,855        707,342         307,763      504,673
Limited Partners' Net
   Income per Unit              1.70           1.51            0.60         1.08

                                                    2005
                          ------------------------------------------------------
                            First          Second          Third      Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ----------     ----------      ------------ ----------

Total Revenues            $1,131,630     $1,287,386      $1,466,570   $1,856,121
Gross Profit(1)              753,051        955,691       1,010,430    1,281,685
Income from continuing
   operations                615,533        838,665         894,317    1,162,508
Income from discontinued
   operations                 65,428         54,347           8,236       64,312
Net Income                   680,961        893,012         902,553    1,226,820
Limited Partners' Net
   Income per Unit              1.46           1.91            1.91         2.62

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                III-F Partnership
                                -----------------

                                                    2006
                          ------------------------------------------------------
                            First         Second          Third         Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)     Quarter
                          ----------     ----------      ----------    ---------

Total Revenues            $698,406       $586,136        $617,650       $526,468
Gross Profit(1)            465,997        388,185         312,810        199,685
Income from continuing
  operations               380,430        326,156         251,836        137,981
Income from discontinued
  operations               149,945        104,281         123,085        186,737
Net Income                 530,375        430,437         374,921        324,718
Limited Partners' Net
   Income per Unit            2.14           1.73            1.47           1.31

                                                    2005

                          ------------------------------------------------------
                            First         Second          Third         Fourth
                          Quarter(2)     Quarter(2)      Quarter(2)   Quarter(2)
                          ----------     ----------      ----------   ----------

Total Revenues            $667,365       $697,199        $857,349     $1,082,319
Gross Profit(1)            447,452        524,142         624,204        783,371
Income from continuing
  Operations               364,309        462,018         561,938        717,794
Income from discontinued
  operations               130,084         87,096         137,128        104,049
Net Income                 494,393        549,114         699,066        821,843
Limited Partners' Net
   Income per Unit            2.12           2.34            2.99           3.51

------------
(1) Total revenues less oil and gas production expenses and depreciation, depletion and amortization expenses, and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

6. DISCONTINUED OPERATIONS

      On May 12, 2004 the III-D and III-E Partnerships sold all of their interests in the Jay-Little Escambia Creek Field located in Santa Rosa County, Florida (the "Jay Field") at a large public oil and gas auction for approximately $721,000, subject to standard transaction requirements and adjustments. These proceeds were allocated approximately $89,000 and $632,000, respectively, to the III-D and III-E Partnerships. This represents the sale of all oil and gas assets held by the III-D and III-E Partnerships in the Jay Field. The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $89,000, respectively, for the III-D and III-E Partnerships.

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On December 13, 2006, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $517,000, $218,000, $98,000, $1,000, $108,000, and $90,000 (net of fees), respectively, to the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $500,000, $211,000, $96,000, $1,000, $104,000, and $87,000,
respectively, for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships. Additional properties will be sold at auctions in 2007. The properties sold in the December auction, those scheduled to be sold in 2007 auctions, and the sale of the Jay Field represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, or amortization expense.

      Net income from discontinued operations is as follows:

                                III-A Partnership
                                -----------------

                                            2006           2005          2004
                                        ----------      ----------    ----------

Oil and gas sales                        $150,996        $172,252      $118,675
Lease operating                         (  23,537)      (  23,555)    (  44,248)
Production tax                          (  12,992)      (  14,519)    (  10,296)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (     952)      (   4,687)    (   2,645)
                                          -------         -------       -------
Income from discontinued
   operations                            $113,515        $129,491      $ 61,486
                                          =======         =======       =======


                                III-B Partnership
                                -----------------

                                            2006           2005          2004
                                        ----------      ----------    ----------

Oil and gas sales                        $ 35,788        $ 43,968      $ 31,679
Lease operating                         (   5,587)      (   6,340)    (  14,977)
Production tax                          (   3,456)      (   4,064)    (   3,001)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (     273)      (   1,723)    (   1,154)
                                          -------         -------       -------
Income from discontinued
   operations                            $ 26,472        $ 31,841      $ 12,547
                                          =======         =======       =======

                                III-C Partnership
                                -----------------

                                            2006           2005          2004
                                        ----------      ---------     ----------

Oil and gas sales                        $ 65,630        $66,420       $ 58,809
Lease operating                         (   2,877)      (  3,297)     (   6,731)
Production tax                          (   4,433)      (  4,825)     (   4,294)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (   2,494)      (  1,824)     (   1,600)
Impairment provision                    (     371)          -              -
                                          -------         ------        -------
Income from discontinued
   operations                            $ 55,455        $56,474       $ 46,184
                                          =======         ======        =======


                                III-D Partnership
                                -----------------

                                            2006           2005          2004
                                        ----------      ---------     ----------

Oil and gas sales                        $ 11,974        $23,268       $161,977
Lease operating                            26,426       (    347)     (  10,575)
Production tax                          (     380)      (  1,529)     ( 234,139)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (     364)      (    173)     (   3,030)
Impairment provision                    (      89)          -              -
                                          -------         ------        -------
Income (loss) from discontinued
   operations                            $ 37,567        $21,219      ($ 85,767)
                                          =======         ======        =======

                                III-E Partnership
                                -----------------

                                            2006          2005          2004
                                        ----------     ----------   ------------

Oil and gas sales                        $255,286       $309,813     $1,301,085
Lease operating                           116,640      (  78,664)   ( 1,742,518)
Production tax                          (  12,929)     (  18,599)   (    83,352)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (  19,659)     (  20,227)   (    24,821)
Impairment provision                    ( 162,345)          -              -
                                          -------        -------      ---------
Income (loss) from discontinued
   operations                            $176,993       $192,323    ($  549,606)
                                          =======        =======      =========


                                III-F Partnership
                                -----------------

                                            2006          2005          2004
                                        ----------     ----------   -----------

Oil and gas sales                        $621,629       $578,767     $  466,466
Lease operating                         (  98,931)     (  97,126)   (    71,591)
Production tax                          (  24,217)     (   8,839)   (     8,533)
Depreciation, depletion, and
   amortization of oil and gas
   properties                           (  10,375)     (  14,445)   (     9,868)
Impairment provision                    (  10,971)          -              -
                                          -------        -------      ---------
Income from discontinued
   operations                            $477,135       $458,357     $  376,474
                                          =======        =======      =========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                          III-A
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $   27,392
      Oil and gas properties                               82,229
      Accumulated depreciation, depletion,
        amortization and valuation allowance          (    77,322)
      Deferred charge                                           8
                                                        ---------
      Net assets held for sale                         $   32,307
                                                        =========


                                                          III-B
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $    7,506
      Oil and gas properties                                  750
      Accumulated depreciation, depletion,
        amortization and valuation allowance          (       750)
                                                        ---------
      Net assets held for sale                         $    7,506
                                                        =========


                                                          III-C
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $   12,024
      Oil and gas properties                               57,240
      Accumulated depreciation, depletion,
        amortization and valuation allowance          (    55,618)
      Deferred charge                                          10
                                                        ---------
      Net assets held for sale                         $   13,656
                                                        =========

                                                          III-D
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $    2,296
      Oil and gas properties                                7,652
      Accumulated depreciation, depletion,
        amortization and valuation allowance          (     7,424)
                                                        ---------
      Net assets held for sale                         $    2,524
                                                        =========


                                                          III-E
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $   38,260
      Oil and gas properties                              634,280
      Accumulated depreciation, depletion,
        amortization and valuation allowance          (   634,251)
      Deferred charge                                       2,492
                                                        ---------
      Net assets held for sale                         $   40,781
                                                        =========


                                                          III-F
                                                       Partnership
                                                       -----------

      Accounts receivable - oil and gas sales          $   87,284
      Oil and gas properties                            1,219,907
      Accumulated depreciation, depletion,
        amortization and valuation allowance          ( 1,101,738)
                                                        ---------
      Net assets held for sale                         $  205,453
                                                        =========


Liabilities of the discontinued operations as of December 31, 2006 were as follows:
                                                          III-A
                                                       Partnership
                                                       -----------

      Accounts payable                                 $    4,257
                                                        ---------
      Net liabilities - held for sale                  $    4,257
                                                        =========

                                                          III-B
                                                       Partnership
                                                       -----------

      Accounts payable                                 $    1,049
                                                        ---------
      Net liabilities - held for sale                  $    1,049
                                                        =========


                                                          III-C
                                                       Partnership
                                                       -----------

      Accounts payable                                 $      684
      Accrued liability                                         5
                                                        ---------
      Net liabilities - held for sale                  $      689
                                                        =========


                                                          III-D
                                                       Partnership
                                                       -----------

      Accounts payable                                 $      298
                                                        ---------
      Net liabilities - held for sale                  $      298
                                                        =========


                                                          III-E
                                                       Partnership
                                                       -----------

      Accounts payable                                 $   21,708
      Accrued liability                                    12,104
                                                        ---------
      Net liabilities - held for sale                  $   33,812
                                                        =========

                                                          III-F
                                                       Partnership
                                                       -----------

      Accounts payable                                 $   24,291
                                                        ---------
      Net liabilities - held for sale                  $   24,291
                                                        =========

7. SUBSEQUENT EVENT

      On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the III-A Partnership will terminate on November 22, 2007 and the other Partnerships will terminate on December 31, 2007.

      The following unaudited pro forma balance sheets as of December 31, 2006 give effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma balance sheets are presented as if the change had occurred on December 31, 2006. The unaudited pro forma balance sheets are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma balance sheets. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding (i) future net cash flows until the properties are sold and (ii) sales prices which will be received for the properties through the liquidation process. Actual current and future prices and costs, as well as the prices purchasers are willing to pay at the time the properties are sold, may differ materially from the estimates used in the preparation of the unaudited liquidation basis balance sheets.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,443,396     ($ 1,443,396)     $      -
   Accounts receivable:
      Oil and gas sales              571,125     (    571,125)            -
   Assets held for sale               32,307     (     32,307)            -
                                   ---------       ----------       ----------
        Total current assets      $2,046,828     ($ 2,046,828)     $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                    588,645     (    588,645)            -
DEFERRED CHARGE                      184,941     (    184,941)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          12,419,479       12,419,479
                                   ---------       ----------       ----------
                                  $2,820,414      $ 9,599,065      $12,419,479
                                   =========       ==========       ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $  151,192     ($   151,192)      $      -
   Gas imbalance payable              21,627     (     21,627)             -
   Asset retirement obligation -
      current                         10,086     (     10,086)             -
   Asset retirement obligation -
      held for sale                    3,870     (      3,870)             -
   Liabilities - held for sale         4,257     (      4,257)             -
                                   ---------      -----------        ----------
      Total current
        liabilities               $  191,032     ($   191,032)      $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   31,040     ($    31,040)      $      -
   Asset retirement obligation       271,011     (    271,011)             -
                                   ---------       ----------        -----------
      Total long-term
        liabilities               $  302,051     ($   302,051)      $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   59,707)     $ 1,104,337       $ 1,044,630
   Limited Partners, issued
     and outstanding
     263,976 units                 2,387,038        8,987,811        11,374,849
                                   ---------       ----------        ----------
      Total partners'
        capital                   $2,327,331      $10,092,148       $12,419,479
                                   ---------       ----------        ----------
                                  $2,820,414      $ 9,599,065       $12,419,479
                                   =========       ==========        ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  700,511     ($   700,511)      $     -
   Accounts receivable:
      Oil and gas sales              296,055     (    296,055)            -
   Assets held for sale                7,506     (      7,506)            -
                                   ---------       ----------        ---------
        Total current assets      $1,004,072     ($ 1,004,072)      $     -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                    349,851     (    349,851)            -
DEFERRED CHARGE                      122,514     (    122,514)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -           5,825,778        5,825,778
                                   ---------       ----------        ---------
                                  $1,476,437      $ 4,349,341       $5,825,778
                                   =========       ==========        =========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation     Liquidation
                                                 Basis Accounting      Basis
                                  Historical        (Note B)         Pro Forma
                                 -----------    ----------------    -----------

CURRENT LIABILITIES:
   Accounts payable               $   96,722     ( $   96,722)      $     -
   Gas imbalance payable              12,356     (     12,356)            -
   Asset retirement obligation -
      current                          5,552     (      5,552)            -
   Liabilities - held for sale         1,049     (      1,049)            -
                                   ---------      -----------        ---------
      Total current
        liabilities               $  115,679     ($   115,679)      $     -

LONG-TERM LIABILITIES:
   Accrued liability              $    8,001     ($     8,001)      $     -
   Asset retirement obligation       181,827     (    181,827)            -
                                   ---------       ----------        ---------
      Total long-term
        liabilities               $  189,828     ($   189,828)      $     -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   41,841)     $   761,652       $  719,811
   Limited Partners, issued
     and outstanding
     138,336 units                 1,212,771        3,893,196        5,105,967
                                   ---------       ----------        ---------
      Total partners'
        capital                   $1,170,930      $ 4,654,848       $5,825,778
                                   ---------       ----------        ---------
                                  $1,476,437      $ 4,349,341       $5,825,778
                                   =========       ==========        =========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                 Basis Accounting     Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents      $1,129,134     ($ 1,129,134)     $      -
   Accounts receivable:
      Oil and gas sales              901,653     (    901,653)            -
      Related party                    4,262     (      4,262)            -
   Assets held for sale               13,656     (     13,656)            -
                                   ---------       ----------       ----------
        Total current assets      $2,048,705     ($ 2,048,705)     $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                  1,634,985     (  1,634,985)            -
DEFERRED CHARGE                       56,549     (     56,549)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          13,966,177       13,966,177
                                   ---------       ----------       ----------
                                  $3,740,239      $10,225,938      $13,966,177
                                   =========       ==========       ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                 Basis Accounting     Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT LIABILITIES:
   Accounts payable               $  168,287     ($   168,287)     $      -
   Gas imbalance payable              27,417     (     27,417)            -
   Asset retirement obligation -
      current                         24,559     (     24,559)            -
   Asset retirement obligation -
      held for sale                      291     (        291)            -
   Liabilities - held for sale           689     (        689)            -
                                   ---------      -----------       ----------
      Total current
        liabilities               $  221,243     ($   221,243)     $      -

LONG-TERM LIABILITIES:
   Accrued liability              $  123,503     ($   123,503)     $      -
   Asset retirement obligation       365,663     (    365,663)            -
                                   ---------       ----------       ----------
      Total long-term
        liabilities               $  489,166     ($   489,166)     $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($   90,026)     $ 1,226,582      $ 1,136,556
   Limited Partners, issued
     and outstanding
     244,536 units                 3,119,856        9,709,765       12,829,621
                                   ---------       ----------       ----------
      Total partners'
        capital                   $3,029,830      $10,936,347      $13,966,177
                                   ---------       ----------       ----------
                                  $3,740,239      $10,225,938      $13,966,177
                                   =========       ==========       ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                 Basis Accounting     Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  560,391     ($   560,391)     $     -
   Accounts receivable:
      Oil and gas sales              554,939     (    554,939)           -
      Related party                      610     (        610)           -
      Other                           26,776     (     26,776)           -
   Assets held for sale                2,524     (      2,524)           -
                                   ---------       ----------       ---------
        Total current assets      $1,145,240     ($ 1,145,240)     $     -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                    796,560     (    796,560)           -
DEFERRED CHARGE                       14,055     (     14,055)           -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -           7,709,045       7,709,045
                                   ---------       ----------       ---------
                                  $1,955,855      $ 5,753,190      $7,709,045
                                   =========       ==========       =========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT LIABILITIES:
   Accounts payable               $  114,417     ($   114,417)     $     -
   Gas imbalance payable               5,724     (      5,724)           -
   Asset retirement obligation -
      current                         16,323     (     16,323)           -
   Asset retirement obligation -
      held for sale                       31     (         31)           -
   Liabilities - held for sale           298     (        298)           -
                                   ---------      -----------       ---------
      Total current
        liabilities               $  136,793     ($   136,793)     $     -

LONG-TERM LIABILITIES:
   Accrued liability              $  154,492     (    154,492)     $     -
   Asset retirement obligation       194,358     (    194,358)           -
                                   ---------       ----------       ---------
      Total long-term
        liabilities               $  348,850     ($   348,850)     $     -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               (    17,347)     $   660,522         643,175
   Limited Partners, issued
     and outstanding
     131,008 units                 1,487,559        5,578,310       7,065,870
                                   ---------       ----------       ---------
      Total partners'
        capital                   $1,470,212      $ 6,238,832      $7,709,045
                                   ---------       ----------       ---------
                                  $1,955,855      $ 5,753,190      $7,709,045
                                   =========       ==========       =========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                 Basis Accounting     Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  981,324     ($   981,324)     $      -
   Accounts receivable:
      Oil and gas sales              743,001     (    743,001)            -
      Other                          191,092     (    191,092)            -
   Assets held for sale               40,781     (     40,781)            -
                                   ---------       ----------       ----------
        Total current assets      $1,956,198     ($ 1,956,198)     $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                  1,592,366     (  1,592,366)            -
DEFERRED CHARGE                       29,450     (     29,450)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          13,439,878       13,439,878
                                   ---------       ----------       ----------
                                  $3,578,014      $ 9,861,864      $13,439,878
                                   =========       ==========       ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------
CURRENT LIABILITIES:
   Accounts payable               $  318,209     ($   318,209)     $      -
   Accrued liability - other         105,000     (    105,000)            -
   Gas imbalance payable              21,870     (     21,870)            -
   Asset retirement obligation -
      current                         63,380     (     63,380)            -
   Asset retirement obligation -
      held for sale                   31,202     (     31,202)            -
   Liabilities - held for sale        33,812     (     33,812)            -
                                   ---------      -----------       ----------
      Total current
        liabilities               $  573,473     ($   573,473)     $      -

LONG-TERM LIABILITIES:
   Accrued liability              $  157,310     ($   157,310)     $      -
   Asset retirement obligation       362,904     (    362,904)            -
                                   ---------       ----------       ----------
      Total long-term
        liabilities               $  520,214     ($   520,214)     $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($  263,673)     $ 1,366,215      $ 1,102,542
   Limited Partners, issued
     and outstanding
     418,266 units                 2,748,000        9,589,336       12,337,336
                                   ---------       ----------       ----------
      Total partners'
        capital                   $2,484,327      $10,955,551      $13,439,878
                                   ---------       ----------       ----------
                                  $3,578,014      $ 9,861,864      $13,439,878
                                   =========       ==========       ==========

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                        Unaudited Pro Forma Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                 Basis Accounting     Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents      $  697,184     ($   697,184)     $      -
   Accounts receivable:
      Oil and gas sales              452,134     (    452,134)            -
   Assets held for sale              205,453     (    205,453)            -
                                   ---------       ----------       ----------
        Total current assets      $1,354,771     ($ 1,354,771)     $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                  1,381,325     (  1,381,325)            -
DEFERRED CHARGE                       13,909     (     13,909)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value           -          12,216,142       12,216,142
                                   ---------       ----------       ----------
                                  $2,750,005      $ 9,466,137      $12,216,142
                                   =========       ==========       ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                  Historical        (Note B)        Pro Forma
                                 -----------    ----------------   -----------
CURRENT LIABILITIES:
   Accounts payable               $  136,660     ($   136,660)     $      -
   Accrued liability - other          90,000     (     90,000)            -
   Gas imbalance payable              18,329     (     18,329)            -
   Asset retirement obligation -
      current                         11,729     (     11,729)            -
   Asset retirement obligation -
      held for sale                   33,931     (     33,931)            -
   Liabilities - held for sale        24,291     (     24,291)            -
                                   ---------      -----------       ----------
      Total current
        liabilities               $  314,940     ($   314,940)     $      -

LONG-TERM LIABILITIES:
   Accrued liability              $   68,572     ($    68,572)     $      -
   Asset retirement obligation       243,724     (    243,724)            -
                                   ---------       ----------       ----------
      Total long-term
        liabilities               $  312,296     ($   312,296)     $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner               ($  126,790)     $ 1,154,367      $ 1,027,577
   Limited Partners, issued
     and outstanding
     221,484 units                 2,249,559        8,939,006       11,188,565
                                   ---------       ----------       ----------
      Total partners'
        capital                   $2,122,769      $10,093,373      $12,216,142
                                   ---------       ----------       ----------
                                  $2,750,005      $ 9,466,137      $12,216,142
                                   =========       ==========       ==========

      NOTE A - Basis of presentation

      The unaudited pro forma balance sheets as of December 31, 2006 are presented as if the change in the basis of accounting from the going concern basis to the liquidation basis occurred on December 31, 2006. The liquidation basis of accounting reports the net assets of the partnerships at their net realizable value.


      NOTE B - Pro forma adjustments

      Adjustments have been made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable have all been valued at their historical cost, which approximates fair value. Oil and gas properties have been valued at their estimated net sales price, which have been estimated utilizing discounted cash flows based on strip pricing as of February 5, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed not producing reserves, and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnerships in liquidation to the General Partner and limited partners were calculated using the current allocation of income and expense, which may change.

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

 4.11 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-A dated October 27, 2005, filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.22 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-B dated October 27, 2005 filed as Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.33 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-C dated October 27, 2005 filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.44 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-D dated October 27, 2005 filed as Exhibit 4.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.45 Agreement of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-

           E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 5, 2001, and is hereby incorporated by reference.

 4.46 Certificate of Limited Partnership dated December 26, 1990 for Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

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

 4.55 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-E dated October 27, 2005 filed as Exhibit 4.55 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.66 Eighth Amendment to Agreement of Limited Partnership for the Geodyne Energy Income Limited Partnership III-F dated October 27, 2005 filed as Exhibit 4.66 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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