Form 10-Q
period 2007-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B
filed 2007-11-13
CIK 860745, 873739, 872121, 870229, 863837, 863835

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

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
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         No.)
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

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

                        PART I. FINANCIAL INFORMATION


               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               ------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $11,799,955
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   839,114
   Limited Partners, issued and
      outstanding, 263,976 units                                10,960,841
                                                               -----------
        Total Partners' capital                                $11,799,955
                                                               ===========



























         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 2,496,044
   Adjust assets to fair value, net of
      estimated selling costs                                     9,413,276
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  1,193,998)
   Revenues from February 5, 2007 to March 31, 2007                 662,723
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    220,107)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,157,938

   Change in fair value of assets, net of
      estimated selling costs                                       461,903
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    585,038)
   Revenues from April 1, 2007 to June 30, 2007                   1,013,957
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    308,427)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $11,740,333

   Change in fair value of assets, net of
      estimated selling costs                                       304,439
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (    934,671)
   Revenues from July 1, 2007 to September 30, 2007                 978,620
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (    288,766)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $11,799,955
                                                                ===========




         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,443,396
   Accounts receivable:
      Oil and gas sales                                            571,125
   Assets held for sale (Note 3)                                    32,307
                                                                ----------
        Total current assets                                    $2,046,828
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   588,645
DEFERRED CHARGE                                                    184,941
                                                                ----------
                                                                $2,820,414
                                                                ==========
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  151,192
   Gas imbalance payable                                            21,627
   Asset retirement obligation -
      current (Note 1)                                              10,086
   Assets retirement obligation -
      assets held for sale                                           3,870
   Liabilities - held for sale                                       4,257
                                                                ----------
        Total current liabilities                               $  191,032
LONG-TERM LIABILITIES:
   Accrued liability                                            $   31,040
   Asset retirement obligation (Note 1)                            271,011
                                                                ----------
        Total long-term liabilities                             $  302,051
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   59,707)
   Limited Partners, issued and
      outstanding, 263,976 units                                 2,387,038
                                                                ----------
        Total Partners' capital                                 $2,327,331
                                                                ----------
                                                                $2,820,414
                                                                ==========



         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                 2006
                                                              ------------

REVENUES:
   Oil and gas sales                                           $1,047,923
   Interest income                                                  7,724
                                                               ----------
                                                               $1,055,647

COSTS AND EXPENSES:
   Lease operating                                             $  124,501
   Production tax                                                  95,614
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                   61,491
   Impairment provision                                             5,577
   General and administrative
      (Note 2)                                                     72,472
                                                               ----------
                                                               $  359,655
                                                               ----------

INCOME FROM CONTINUING OPERATIONS                              $  695,992

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     30,548
                                                               ----------
NET INCOME                                                     $  726,540
                                                               ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $   74,863
   Net income from discontinued
      operations                                                    3,072
                                                               ----------
   NET INCOME                                                  $   77,935
                                                               ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                  $621,129
   Net income from discontinued
      operations                                                    27,476
                                                                  --------
   NET INCOME                                                     $648,605
                                                                  ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                            $   2.35
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                0.11
                                                                  --------
NET INCOME PER UNIT                                               $   2.46
                                                                  ========

UNITS OUTSTANDING                                                  263,976





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                           PERIOD FROM         NINE MONTHS
                                          JANUARY 1, TO          ENDED
                                           FEBRUARY 4,        SEPTEMBER 30,
                                              2007                2006
                                          -------------       -------------

REVENUES:
   Oil and gas sales                          $275,668         $3,132,777
   Interest income                               2,757             25,738
                                              --------         ----------
                                              $278,425         $3,158,515

COSTS AND EXPENSES:
   Lease operating                            $ 37,643         $  414,908
   Production tax                               26,127            269,015
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 5,096            143,459
   Impairment provision                              -              5,577
   General and administrative
      (Note 2)                                  26,619            243,347
                                              --------         ----------
                                              $ 95,485         $1,076,306
                                              --------         ----------

INCOME FROM CONTINUING OPERATIONS             $182,940         $2,082,209

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                   3,513             81,123
                                              --------         ----------
NET INCOME                                    $186,453         $2,163,332
                                              ========         ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 18,477         $  219,060
   Net income from discontinued
      operations                                   352              8,302
                                              --------         ----------
   NET INCOME                                 $ 18,829         $  227,362
                                              ========         ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $164,463         $1,863,149
   Net income from discontinued
      operations                                 3,161             72,821
                                              --------         ----------
   NET INCOME                                 $167,624         $1,935,970
                                              ========         ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   0.62         $     7.06
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                            0.01               0.28
                                              --------         ----------
NET INCOME PER UNIT                           $   0.63         $     7.34
                                              ========         ==========

UNITS OUTSTANDING                              263,976            263,976




































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007             2006
                                             ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  186,453       $2,163,332
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,108          145,569
      Impairment provision                             -            5,577
      Decrease in accounts receivable -
        oil and gas sales                         27,132          241,288
      Decrease in deferred charge                      -            3,986
      Decrease in accounts payable           (     7,153)     (    35,841)
      Increase in gas imbalance
        payable                                        -            3,655
      Decrease in accrued liability                    -      (       155)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  211,540       $2,527,411
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       $        -      ($    9,024)
   Proceeds from the sale of oil and
      gas properties                                  60                -
                                              ----------       ----------
Net cash provided (used) by investing
   activities                                 $       60      ($    9,024)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   17,740)     ($2,747,883)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   17,740)     ($2,747,883)
                                              ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  193,860      ($  229,496)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,443,396        1,209,317
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,637,256       $  979,821
                                              ==========       ==========
         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $5,329,688
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  567,898
   Limited Partners, issued and
      outstanding, 138,336 units                                 4,761,790
                                                                ----------
        Total Partners' capital                                 $5,329,688
                                                                ==========



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                 FEBRUARY 5,
                                                                     TO
                                                                 SEPTEMBER 30,
                                                                    2007
                                                               -------------

Total Partners' capital at February 4, 2007                      $1,252,448
   Adjust assets to fair value, net of
      estimated selling costs                                     4,268,332
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   563,765)
   Revenues from February 5, 2007 to March 31, 2007                 378,309
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (   138,682)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $5,196,642

   Change in fair value of assets, net of
      estimated selling costs                                        91,435
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   296,767)
   Revenues from April 1, 2007 to June 30, 2007                     531,725
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (   178,417)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $5,344,618

   Change in fair value of assets, net of
      estimated selling costs                                       163,118
   Partners' distributions from July 1, 2007
      to September 30, 2007                                     (   544,514)
   Revenues from July 1, 2007 to September 30, 2007                 553,194
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                     (   186,728)
                                                                 ----------
Net assets of partnership in liquidation
   at September 30, 2007                                         $5,329,688
                                                                 ==========








         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  700,511
   Accounts receivable:
      Oil and gas sales                                            296,055
   Assets held for sale (Note 3)                                     7,506
                                                                ----------
        Total current assets                                    $1,004,072

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   349,851

DEFERRED CHARGE                                                    122,514
                                                                ----------
                                                                $1,476,437
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $   96,722
   Gas imbalance payable                                            12,356
   Asset retirement obligation -
      current (Note 1)                                               5,552
   Liabilities - held for sale                                       1,049
                                                                ----------
        Total current liabilities                               $  115,679
LONG-TERM LIABILITIES:
   Accrued liability                                            $    8,001
   Asset retirement obligation (Note 1)                            181,827
                                                                ----------
        Total long-term liabilities                             $  189,828

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   41,841)
   Limited Partners, issued and
      outstanding, 138,336 units                                 1,212,771
                                                                ----------
        Total Partners' capital                                 $1,170,930
                                                                ----------
                                                                $1,476,437
                                                                ==========



         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                                2006
                                                            -------------

REVENUES:
   Oil and gas sales                                           $578,198
   Interest income                                                3,739
                                                               --------
                                                               $581,937

COSTS AND EXPENSES:
   Lease operating                                             $ 78,695
   Production tax                                                56,052
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 11,754
   Impairment provision                                           3,798
   General and administrative
      (Note 2)                                                   38,489
                                                               --------
                                                               $188,788
                                                               --------

INCOME FROM CONTINUING OPERATIONS                              $393,149

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    7,619
                                                               --------
NET INCOME                                                     $400,768
                                                               ========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $ 60,588
   Net income from discontinued
      operations                                                  1,153
                                                               --------
   NET INCOME                                                  $ 61,741
                                                               ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                               $332,561
   Net income from discontinued
      operations                                                  6,466
                                                               --------
   NET INCOME                                                  $339,027
                                                               ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                         $   2.41
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                             0.04
                                                               --------
NET INCOME PER UNIT                                            $   2.45
                                                               ========


UNITS OUTSTANDING                                               138,336




































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                           PERIOD FROM        NINE MONTHS
                                          JANUARY 1, TO          ENDED
                                           FEBRUARY 4,        SEPTEMBER 30,
                                              2007                2006
                                          -------------       -------------

REVENUES:
   Oil and gas sales                          $153,250         $1,715,506
   Interest income                               1,385             12,351
                                              --------         ----------
                                              $154,635         $1,727,857

COSTS AND EXPENSES:
   Lease operating                            $ 25,902         $  268,320
   Production tax                               15,033            156,779
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 2,847             60,626
   Impairment provision                              -              3,798
   General and administrative
      (Note 2)                                  14,958            139,963
                                              --------         ----------
                                              $ 58,740         $  629,486
                                              --------         ----------

INCOME FROM CONTINUING OPERATIONS             $ 95,895         $1,098,371

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     573             18,526
                                              --------         ----------
NET INCOME                                    $ 96,468         $1,116,897
                                              ========         ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 14,575         $  171,922
   Net income from discontinued
      operations                                    86              2,896
                                              --------         ----------
   NET INCOME                                 $ 14,661         $  174,818
                                              ========         ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $ 81,320         $  926,449
   Net income from discontinued
      operations                                   487             15,630
                                              --------         ----------
   NET INCOME                                 $ 81,807         $  942,079
                                              ========         ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   0.59         $     6.70
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               -               0.11
                                              --------         ----------
NET INCOME PER UNIT                           $   0.59         $     6.81
                                              ========         ==========


UNITS OUTSTANDING                              138,336            138,336




































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007             2006
                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 96,468       $1,116,897
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,847           61,460
      Impairment provision                             -            3,798
      Decrease in accounts receivable -
        oil and gas sales                         14,051          112,676
      Decrease in deferred charge                      -            2,522
      Decrease in accounts payable             (     328)     (    20,541)
      Increase in gas imbalance
        payable                                        -            3,426
      Decrease in accrued liability                    -      (     1,663)
                                                --------       ----------
Net cash provided by operating
   activities                                   $113,038       $1,278,575
                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,232)     ($   10,458)
                                                --------       ----------
Net cash used by investing
   activities                                  ($  5,232)     ($   10,458)
                                                --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 14,950)     ($1,361,407)
                                                --------       ----------
Net cash used by financing
   activities                                  ($ 14,950)     ($1,361,407)
                                                --------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 92,856      ($   93,290)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           700,511          604,086
                                                --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $793,367       $  510,796
                                                ========       ==========


         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $15,961,939
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,324,127
   Limited Partners, issued and
      outstanding, 244,536 units                                14,637,812
                                                               -----------
        Total Partners' capital                                $15,961,939
                                                               ===========



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 3,255,784
   Adjust assets to fair value, net of
      estimated selling costs                                    12,626,037
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    869,410)
   Revenues from February 5, 2007 to March 31, 2007                 801,757
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    247,177)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $15,566,991

   Change in fair value of assets, net of
      estimated selling costs                                       382,452
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    796,786)
   Revenues from April 1, 2007 to June 30, 2007                   1,234,345
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    330,959)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $16,056,043

   Change in fair value of assets, net of
      estimated selling costs                                       394,816
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  1,068,482)
   Revenues from July 1, 2007 to September 30, 2007                 996,887
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (    417,325)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $15,961,939
                                                                ===========








         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                  2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,129,134
   Accounts receivable:
      Oil and gas sales                                            901,653
      Related party                                                  4,262
   Assets held for sale (Note 3)                                    13,656
                                                                ----------
        Total current assets                                    $2,048,705
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,634,985

DEFERRED CHARGE                                                     56,549
                                                                ----------
                                                                $3,740,239
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  168,287
   Gas imbalance payable                                            27,417
   Asset retirement obligation -
      current (Note 1)                                              24,559
   Assets retirement obligation -
      assets held for sale                                             291
   Liabilities - held for sale                                         689
                                                                ----------
        Total current liabilities                               $  221,243
LONG-TERM LIABILITIES:
   Accrued liability                                            $  123,503
   Asset retirement obligation (Note 1)                            365,663
                                                                ----------
        Total long-term liabilities                             $  489,166
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   90,026)
   Limited Partners, issued and
      outstanding, 244,536 units                                 3,119,856
                                                                ----------
        Total Partners' capital                                 $3,029,830
                                                                ----------
                                                                $3,740,239
                                                                ==========


         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                            THREE MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,
                                                               2006
                                                            -------------

REVENUES:
   Oil and gas sales                                         $1,185,051
   Interest income                                                6,480
   Other income                                                   8,287
                                                             ----------
                                                             $1,199,818

COSTS AND EXPENSES:
   Lease operating                                           $  180,048
   Production tax                                                68,375
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 69,735
   Impairment provision                                          77,435
   General and administrative
      (Note 2)                                                   67,214
                                                             ----------
                                                             $  462,807
                                                             ----------

INCOME FROM CONTINUING OPERATIONS                            $  737,011

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                   13,556
                                                             ----------
NET INCOME                                                   $  750,567
                                                             ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                             $   86,298
   Net income from discontinued
      operations                                                  1,427
                                                             ----------
   NET INCOME                                                $   87,725
                                                             ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                             $  650,713
   Net income from discontinued
      operations                                                 12,129
                                                             ----------
   NET INCOME                                                $  662,842
                                                             ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                       $     2.66
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                             0.05
                                                             ----------
NET INCOME PER UNIT                                          $     2.71
                                                             ==========

UNITS OUTSTANDING                                               244,536



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                             PERIOD FROM      NINE MONTHS
                                            JANUARY 1, TO       ENDED
                                             FEBRUARY 4,      SEPTEMBER 30,
                                                2007             2006
                                            -------------     -------------

REVENUES:
   Oil and gas sales                            $327,291       $3,388,269
   Interest income                                 2,893           21,748
   Other income                                        -            8,287
                                                --------       ----------
                                                $330,184       $3,418,304

COSTS AND EXPENSES:
   Lease operating                              $ 32,344       $  548,051
   Production tax                                  6,623          229,969
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,026          195,910
   Impairment provision                                -           77,435
   General and administrative
      (Note 2)                                    24,815          227,271
                                                --------       ----------
                                                $ 82,808       $1,278,636
                                                --------       ----------

INCOME FROM CONTINUING OPERATIONS               $247,376       $2,139,668

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     2,121           38,445
                                                --------       ----------
NET INCOME                                      $249,497       $2,178,113
                                                ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                $ 26,161       $  236,393
   Net income from discontinued
      operations                                     212            4,115
                                                --------       ----------
   NET INCOME                                   $ 26,373       $  240,508
                                                ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                $221,215       $1,903,275
   Net income from discontinued
      operations                                   1,909           34,330
                                                --------       ----------
   NET INCOME                                   $223,124       $1,937,605
                                                ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                          $   0.90       $     7.78
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                              0.01             0.14
                                                --------       ----------
NET INCOME PER UNIT                             $   0.91       $     7.92
                                                ========       ==========

UNITS OUTSTANDING                                244,536          244,536



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                             PERIOD FROM       NINE MONTHS
                                            JANUARY 1, TO        ENDED
                                             FEBRUARY 4,      SEPTEMBER 30,
                                                2007              2006
                                            -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $  249,497        $2,178,113
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               19,026           198,543
      Impairment provision                            -            77,806
      Settlement of asset retirement
        obligation                                    -       (       109)
      Decrease in accounts receivable -
        oil and gas sales                        23,646            16,173
      Decrease in deferred charge                     -             3,513
      Decrease in accounts payable          (    34,565)      (    85,772)
      Decrease in gas imbalance
        payable                                       -       (    10,382)
      Decrease in accrued liability                   -       (     9,669)
                                             ----------        ----------
Net cash provided by operating
   activities                                $  257,604        $2,368,216
                                             ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     ($    8,323)      ($  645,051)
                                             ----------        ----------
Net cash used by investing
   activities                               ($    8,323)      ($  645,051)
                                             ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($   23,543)      ($1,968,100)
                                             ----------        ----------
Net cash used by financing
   activities                               ($   23,543)      ($1,968,100)
                                             ----------        ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $  225,738       ($  244,935)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        1,129,134         1,013,378
                                             ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $1,354,872        $  768,443
                                             ==========        ==========


         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $9,312,206
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  771,842
   Limited Partners, issued and
      outstanding, 131,008 units                                 8,540,364
                                                                ----------
        Total Partners' capital                                 $9,312,206
                                                                ==========



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                      $1,627,072
   Adjust assets to fair value, net of
      estimated selling costs                                     7,635,038
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   425,717)
   Revenues from February 5, 2007 to March 31, 2007                 485,087
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (   156,437)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $9,165,043

   Change in fair value of assets, net of
      estimated selling costs                                       198,930
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   511,198)
   Revenues from April 1, 2007 to June 30, 2007                     772,554
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (   209,152)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $9,416,177

   Change in fair value of assets, net of
      estimated selling costs                                       555,919
   Partners' distributions from July 1, 2007
      to September 30, 2007                                     (   962,928)
   Revenues from July 1, 2007 to September 30, 2007                 561,328
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                     (   258,290)
                                                                 ----------
Net assets of partnership in liquidation
   at September 30, 2007                                         $9,312,206
                                                                 ==========








         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  560,391
   Accounts receivable:
      Oil and gas sales                                            554,939
      Related party                                                    610
      Other                                                         26,776
   Assets held for sale (Note 3)                                     2,524
                                                                ----------
        Total current assets                                    $1,145,240
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   796,560
DEFERRED CHARGE                                                     14,055
                                                                ----------
                                                                $1,955,855
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  114,417
   Gas imbalance payable                                             5,724
   Asset retirement obligation -
      current (Note 1)                                              16,323
   Assets retirement obligation -
      assets held for sale                                              31
   Liabilities - held for sale                                         298
                                                                ----------
        Total current liabilities                               $  136,793

LONG-TERM LIABILITIES:
   Accrued liability                                            $  154,492
   Asset retirement obligation (Note 1)                            194,358
                                                                ----------
        Total long-term liabilities                             $  348,850
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   17,347)
   Limited Partners, issued and
      outstanding, 131,008 units                                 1,487,559
                                                                ----------
        Total Partners' capital                                 $1,470,212
                                                                ----------
                                                                $1,955,855
                                                                ==========

         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                                2006
                                                            -------------

REVENUES:
   Oil and gas sales                                           $603,435
   Interest income                                                3,314
   Other income                                                   1,187
                                                               --------
                                                               $607,936

COSTS AND EXPENSES:
   Lease operating                                             $109,849
   Production tax                                                38,425
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 43,871
   Impairment provision                                          13,347
   General and administrative
      (Note 2)                                                   36,504
                                                               --------
                                                               $241,996
                                                               --------

INCOME FROM CONTINUING OPERATIONS                              $365,940

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    3,992
                                                               --------
NET INCOME                                                     $369,932
                                                               ========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $ 41,413
   Net income from discontinued
      operations                                                    414
                                                               --------
   NET INCOME                                                  $ 41,827
                                                               ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                               $324,527
   Net income from discontinued
      operations                                                  3,578
                                                               --------
   NET INCOME                                                  $328,105
                                                               ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                         $   2.48
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                             0.03
                                                               --------
NET INCOME PER UNIT                                            $   2.51
                                                               ========

UNITS OUTSTANDING                                               131,008





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                           PERIOD FROM       NINE MONTHS
                                          JANUARY 1, TO        ENDED
                                           FEBRUARY 4,       SEPTEMBER 30,
                                              2007              2006
                                          -------------      -------------

REVENUES:
   Oil and gas sales                          $214,876        $1,898,724
   Interest income                               1,276            11,184
   Other income                                      -             1,187
                                              --------        ----------
                                              $216,152        $1,911,095

COSTS AND EXPENSES:
   Lease operating                            $ 17,352        $  322,675
   Production tax                                7,567           131,882
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                11,560           114,236
   Impairment provision                              -            13,347
   General and administrative
      (Note 2)                                  14,276           134,520
                                              --------        ----------
                                              $ 50,755        $  716,660
                                              --------        ----------

INCOME FROM CONTINUING OPERATIONS             $165,397        $1,194,435

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     535             9,012
   Gain on disposal of discontinued
      operations (Note 3)                        9,546                 -
                                              --------        ----------
NET INCOME                                    $175,478        $1,203,447
                                              ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 17,453        $  129,808
   Net income from discontinued
      operations                                 1,008               941
                                              --------        ----------
   NET INCOME                                 $ 18,461        $  130,749
                                              ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $147,944        $1,064,627
   Net income from discontinued
      operations                                 9,073             8,071
                                              --------        ----------
   NET INCOME                                 $157,017        $1,072,698
                                              ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   1.13        $     8.13
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                            0.07              0.06
                                              --------        ----------
NET INCOME PER UNIT                           $   1.20        $     8.19
                                              ========        ==========

UNITS OUTSTANDING                              131,008           131,008





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007             2006
                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $175,478       $1,203,447
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,560          114,590
      Impairment provision                             -           13,437
      Gain on disposal of discontinued
        operations                             (   9,546)               -
      Settlement of asset retirement
        obligation                                     -      (     1,152)
      Decrease in accounts receivable -
        oil and gas sales                         17,397          117,871
      Decrease in deferred charge                      -              651
      Decrease in accounts payable             (  30,222)     (    32,972)
      Decrease in gas imbalance
        payable                                        -      (     1,321)
      Decrease in accrued liability                    -      (    13,562)
                                                --------       ----------
Net cash provided by operating
   activities                                   $164,667       $1,400,989
                                                --------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,126)     ($  509,546)
                                                --------       ----------
Net cash used by investing
   activities                                  ($  2,126)     ($  509,546)
                                                --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 18,618)     ($1,014,781)
                                                --------       ----------
Net cash used by financing
   activities                                  ($ 18,618)     ($1,014,781)
                                                --------       ----------
NET INCREASE (DECREASE) INCASH
   AND CASH EQUIVALENTS                         $143,923      ($  123,338)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           560,391          547,247
                                                --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $704,314       $  423,909
                                                ========       ==========
         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                  2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $14,446,077
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   325,746
   Limited Partners, issued and
      outstanding, 418,266 units                                14,120,331
                                                               -----------
        Total Partners' capital                                $14,446,077
                                                               ===========



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 2,734,518
   Adjust assets to fair value, net of
      estimated selling costs                                    12,259,139
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    639,736)
   Revenues from February 5, 2007 to March 31, 2007                 705,753
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    384,133)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $14,675,541

   Change in fair value of assets, net of
      estimated selling costs                                       754,354
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    450,090)
   Revenues from April 1, 2007 to June 30, 2007                   1,216,471
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    719,650)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $15,476,626

   Change in fair value of assets, net of
      estimated selling costs                                     2,779,588
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  4,141,778)
   Revenues from July 1, 2007 to September 30, 2007                 628,698
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (    297,057)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $14,446,077
                                                                ===========








         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  981,324
   Accounts receivable:
      Oil and gas sales                                            743,001
      Other                                                        191,092
   Assets held for sale (Note 3)                                    40,781
                                                                ----------
        Total current assets                                    $1,956,198
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,592,366
DEFERRED CHARGE                                                     29,450
                                                                ----------
                                                                $3,578,014
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  318,209
   Accrued liability - other                                       105,000
   Gas imbalance payable                                            21,870
   Asset retirement obligation -
      current (Note 1)                                              63,380
   Assets retirement obligation -
      assets held for sale                                          31,202
   Liabilities - held for sale                                      33,812
                                                                ----------
        Total current liabilities                               $  573,473

LONG-TERM LIABILITIES:
   Accrued liability                                            $  157,310
   Asset retirement obligation (Note 1)                            362,904
                                                                ----------
        Total long-term liabilities                             $  520,214
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($  263,673)
   Limited Partners, issued and
      outstanding, 418,266 units                                 2,748,000
                                                                ----------
        Total Partners' capital                                 $2,484,327
                                                                ----------
                                                                $3,578,014
                                                                ==========

         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                            THREE MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,
                                                               2006
                                                            ------------

REVENUES:
   Oil and gas sales                                         $1,010,299
   Interest income                                                8,361
                                                             ----------
                                                             $1,018,660

COSTS AND EXPENSES:
   Lease operating                                           $  250,774
   Production tax                                                72,255
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 81,268
   Impairment provision                                          61,448
   General and administrative
      (Note 2)                                                  114,203
                                                             ----------
                                                             $  579,948
                                                             ----------

INCOME FROM CONTINUING OPERATIONS                            $  438,712

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
      (Note 3)                                              (   130,949)
                                                             ----------
NET INCOME                                                   $  307,763
                                                             ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                             $   55,880
   Net income from discontinued
      operations                                                  1,548
                                                             ----------
   NET INCOME                                                $   57,428
                                                             ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                             $  382,832
   Net loss from discontinued
      operations                                            (   132,497)
                                                             ----------
   NET INCOME                                                $  250,335
                                                             ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                       $     0.92
NET LOSS FROM DISCONTINUED
   OPERATIONS PER UNIT                                      (      0.32)
                                                             ----------
NET INCOME PER UNIT                                          $     0.60
                                                             ==========

UNITS OUTSTANDING                                               418,266





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                           PERIOD FROM       NINE MONTHS
                                          JANUARY 1, TO        ENDED
                                           FEBRUARY 4,       SEPTEMBER 30,
                                              2007              2006
                                          -------------      ------------

REVENUES:
   Oil and gas sales                          $333,536       $3,265,039
   Interest income                               2,583           30,987
   Other income                                      -           10,740
                                              --------       ----------
                                              $336,119       $3,306,766

COSTS AND EXPENSES:
   Lease operating                            $ 69,753       $  620,552
   Production tax                               20,752          224,473
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                15,707          194,532
   Impairment provision                              -           61,448
   General and administrative
      (Note 2)                                  40,939          372,716
                                              --------       ----------
                                              $147,151       $1,473,721
                                              --------       ----------

INCOME FROM CONTINUING OPERATIONS             $188,968       $1,833,045

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued
      operations (Note 3)                        8,887      (    22,085)
   Gain on disposal of discontinued
      operations (Note 3)                       68,128                -
                                              --------       ----------
NET INCOME                                    $265,983       $1,810,960
                                              ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 20,052       $  203,244
   Net income from discontinued
      operations                                 7,713           14,153
                                              --------       ----------
   NET INCOME                                 $ 27,765       $  217,397
                                              ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $168,916       $1,629,801
   Net income (loss) from
      discontinued operations                   69,302      (    36,238)
                                              --------       ----------
   NET INCOME                                 $238,218       $1,593,563
                                              ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   0.40       $     3.90
NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS PER UNIT                            0.17      (      0.09)
                                              --------       ----------
NET INCOME PER UNIT                           $   0.57       $     3.81
                                              ========       ==========

UNITS OUTSTANDING                              418,266          418,266





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007            2006
                                             ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  265,983       $1,810,960
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                15,833          213,986
      Impairment provision                             -          223,793
      Gain on disposal of discontinued
        operations                           (    68,128)               -
      Settlement of asset retirement
        obligations                          (     1,922)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales       (    20,522)         451,438
      Decrease in deferred charge                      -            5,452
      Increase (decrease) in accounts
        payable                              (       830)          39,666
      Increase in accrued liability -
        other                                          -           11,880
      Increase in gas imbalance
        payable                                        -            1,197
      Decrease in accrued liability                    -      (    81,655)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  190,414       $2,676,717
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    3,671)     ($  127,224)
                                              ----------       ----------
Net cash used by investing
   activities                                ($    3,671)     ($  127,224)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   15,792)     ($2,900,244)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   15,792)     ($2,900,244)
                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  170,951      ($  350,751)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           981,324        1,460,559
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,152,275       $1,109,808
                                              ==========       ==========














































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
            STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               ------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $10,566,012
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   337,890
   Limited Partners, issued and
      outstanding, 221,484 units                                10,228,122
                                                               -----------
        Total Partners' capital                                $10,566,012
                                                               ===========



































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
              STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 2,243,782
   Adjust assets to fair value, net of
      estimated selling costs                                    11,122,620
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    468,028)
   Revenues from February 5, 2007 to March 31, 2007                 503,721
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    233,950)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $13,168,145

   Change in fair value of assets, net of
      estimated selling costs                                  (    140,994)
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    381,648)
   Revenues from April 1, 2007 to June 30, 2007                     699,757
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    323,485)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $13,021,775

   Change in fair value of assets, net of
      estimated selling costs                                     1,071,714
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  3,856,802)
Revenues from July 1, 2007 to September 30, 2007                    534,163
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (    204,838)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $10,566,012
                                                                ===========








         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS

                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  697,184
   Accounts receivable:
      Oil and gas sales                                            452,134
   Assets held for sale (Note 3)                                   205,453
                                                                ----------
        Total current assets                                    $1,354,771
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,381,325

DEFERRED CHARGE                                                     13,909
                                                                ----------
                                                                $2,750,005
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  136,660
   Accrued liability - other                                        90,000
   Gas imbalance payable                                            18,329
   Asset retirement obligation -
      current (Note 1)                                              11,729
   Assets retirement obligation -
      assets held for sale                                          33,931
   Liabilities - held for sale                                      24,291
                                                                ----------
        Total current liabilities                               $  314,940

LONG-TERM LIABILITIES:
   Accrued liability                                            $   68,572
   Asset retirement obligation (Note 1)                            243,724
                                                                ----------
        Total long-term liabilities                             $  312,296
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($  126,790)
   Limited Partners, issued and
      outstanding, 221,484 units                                 2,249,559
                                                                ----------
        Total Partners' capital                                 $2,122,769
                                                                ----------
                                                                $2,750,005
                                                                ==========

         The accompanying condensed notes are an integral part of these unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                                2006
                                                            ------------

REVENUES:
   Oil and gas sales                                           $612,370
   Interest income                                                5,280
                                                               --------
                                                               $617,650

COSTS AND EXPENSES:
   Lease operating                                             $152,992
   Production tax                                                38,829
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 57,731
   Impairment provision                                          55,288
   General and administrative
      (Note 2)                                                   60,974
                                                               --------
                                                               $365,814
                                                               --------

INCOME FROM CONTINUING OPERATIONS                              $251,836

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                  123,085
                                                               --------
NET INCOME                                                     $374,921
                                                               ========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $ 34,828
   Net income from discontinued
      operations                                                 13,335
                                                               --------
   NET INCOME                                                  $ 48,163
                                                               ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                               $217,008
   Net income from discontinued
      operations                                                109,750
                                                               --------
   NET INCOME                                                  $326,758
                                                               ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                         $   0.98
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                             0.49
                                                               --------
NET INCOME PER UNIT                                            $   1.47
                                                               ========

UNITS OUTSTANDING                                               221,484





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                           PERIOD FROM         NINE MONTHS
                                          JANUARY 1, TO          ENDED
                                           FEBRUARY 4,        SEPTEMBER 30,
                                              2007                2006
                                          -------------       -------------

REVENUES:
   Oil and gas sales                          $182,805         $1,872,562
   Interest income                               1,664             20,612
   Other income                                      -              9,018
                                              --------         ----------
                                              $184,469         $1,902,192

COSTS AND EXPENSES:
   Lease operating                            $ 32,119         $  419,288
   Production tax                               11,695            118,659
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                12,468            141,965
   Impairment provision                              -             55,288
   General and administrative
      (Note 2)                                  22,673            208,570
                                              --------         ----------
                                              $ 78,955         $  943,770
                                              --------         ----------

INCOME FROM CONTINUING OPERATIONS             $105,514         $  958,422

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                  28,770            377,311
                                              --------         ----------
NET INCOME                                    $134,284         $1,335,733
                                              ========         ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 11,507         $  111,534
   Net income from discontinued
      operations                                 2,891             39,627
                                              --------         ----------
   NET INCOME                                 $ 14,398         $  151,161
                                              ========         ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $ 94,007         $  846,888
   Net income from discontinued
      operations                                25,879            337,684
                                              --------         ----------
   NET INCOME                                 $119,886         $1,184,572
                                              ========         ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   0.42         $     3.82
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                            0.12               1.52
                                              --------         ----------
NET INCOME PER UNIT                           $   0.54         $     5.34
                                              ========         ==========

UNITS OUTSTANDING                              221,484            221,484





































         The accompanying condensed notes are an integral part of these unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                             PERIOD FROM      NINE MONTHS
                                            JANUARY 1, TO        ENDED
                                             FEBRUARY 4,     SEPTEMBER 30,
                                                2007             2006
                                            ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $134,284        $1,335,733
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               12,619           152,054
      Impairment provision                            -            66,259
      Decrease in accounts receivable -
        oil and gas sales                         9,045           210,314
      Decrease in deferred charge                     -             2,553
      Increase (decrease) in accounts
        payable                               (  18,226)           16,894
      Increase in gas imbalance
        payable                                       -             1,004
      Decrease in accrued liability                   -        (   13,119)
                                               --------        ----------
Net cash provided by operating
   activities                                  $137,722        $1,771,692
                                               --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  2,683)      ($   46,521)
                                               --------        ----------
Net cash used by investing
   activities                                 ($  2,683)      ($   46,521)
                                               --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($ 13,271)      ($2,082,852)
                                               --------        ----------
Net cash used by financing
   activities                                 ($ 13,271)      ($2,082,852)
                                               --------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $121,768       ($  357,681)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          697,184         1,062,866
                                               --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $818,952        $  705,185
                                               ========        ==========


         The accompanying condensed notes are an integral part of these unaudited financial statements.

            GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner") mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term; November 22, 2007 for the III-A Partnership and December 31, 2007 for the other Partnerships. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners.

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation assuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at September 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
        III-A              $ 98,000         $  882,000        $  980,000
        III-B                69,000            388,000           457,000
        III-C               186,000          1,677,000         1,863,000
        III-D               104,000            934,000         1,038,000
        III-E                39,000            354,000           393,000
        III-F                54,000            484,000           538,000


      ACCOUNTING POLICIES
      -------------------

      The Unaudited Statements of Net Assets of Partnership in Liquidation as of September 30, 2007, Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of September 30, 2007, Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, and Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the fair value of net assets of Partnership in liquidation at September 30, 2007, the results of operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, results of changes in net assets of Partnership in liquidation from February 5, 2007 to September 30, 2007, and the cash flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      STATEMENTS OF CASH FLOWS
      -----------------------

      Cash flows from operating, investing and financing activities presented in the Unaudited Statements of Cash Flows include cash flows attributable to discontinued operations and assets held for sale for all periods presented.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension period. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term as indicated in the following chart. The reader should refer to Note 4 - Partnership Termination to the unaudited financial statements for additional information regarding this matter.

                         Initial            Extensions        Current
      Partnership    Termination Date       Exercised    Termination Date
      -----------    -----------------      ----------   -----------------

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


      RECLASSIFICATION
      ----------------

      Certain prior year balances were reclassified to conform with current year presentation.


      OIL AND GAS PROPERTIES
      ----------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

      The Partnerships evaluated the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeded the expected undiscounted future cash flows for such properties, the cost of the properties was written down to fair value, which was determined by using the estimated discounted future cash flows from the properties.


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

2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $26,717                  $ 69,468
               III-B                 15,846                    36,405
               III-C                 25,097                    64,353
               III-D                 15,326                    34,476
               III-E                 39,917                   110,070
               III-F                 22,580                    58,284

      During the nine months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                $84,643                  $208,404
               III-B                 63,982                   109,215
               III-C                 76,924                   193,059
               III-D                 58,861                   103,428
               III-E                107,901                   330,210
               III-F                 72,841                   174,852

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates:

                             Three Months Ended       Nine Months Ended
            Partnership      September 30, 2007       September 30, 2007
            -----------      ------------------       ------------------
               III-A                  $ 4,000                  $11,000
               III-B                    1,000                    3,000
               III-C                   28,000                   88,000
               III-D                   17,000                   54,000
               III-E                   21,000                   75,000
               III-F                   12,000                   37,000

      In connection with the liquidation process involving some of the Partnerships' properties, the General Partner and Samson Resources Company, an affiliate of the General Partner, elected to receive an "in-kind" distribution of their proportionate interest in the Partnership in lieu of a cash distribution of their partnership interest. For the nine months ended September 30, 2007 and based on the valuation of net assets in liquidation at June 30, 2007, the General Partner and Samson Resources Company received the following approximate property values in lieu of a cash distribution on these properties:

                               Property
            Partnership       Distribution
            -----------      -------------
               III-A           $   10,000
               III-B                4,000
               III-C              114,000
               III-D              355,000
               III-E            2,772,000
               III-F            3,348,000


3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the III-D and III-E Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $10,000 and $68,000, respectively (net of fees). The sale resulted in a gain on disposal of discontinued operations of approximately $10,000 and $68,000, respectively, for the III-D and III-E Partnerships. The properties sold in the February 2007 auction and the remaining properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the sales planned in August 2006, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements for additional information regarding this matter.

     Net income from discontinued operations is as follows:

                                III-A Partnership
                                -----------------

                                                              Three Months
                                                                 Ended
                                                              September 30,
                                                                 2006
                                                               -------------

      Oil and gas sales                                           $ 39,530
      Lease operating                                            (   5,371)
      Production tax                                             (   3,417)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (     194)
                                                                  --------
      Income from discontinued
         operations                                               $ 30,548
                                                                  ========

                                             Period from        Nine Months
                                             January 1, to         Ended
                                             February 4,       September 30,
                                                2007               2006
                                             ------------      -------------

      Oil and gas sales                           $5,491          $109,689
      Lease operating                            ( 1,444)        (  17,058)
      Production tax                             (   522)        (   9,398)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties               (    12)        (   2,110)
                                                  ------          --------
      Income from discontinued
         operations                               $3,513          $ 81,123
                                                  ======          ========

                                III-B Partnership
                                -----------------

                                                               Three Months
                                                                   Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                            $ 9,580
      Lease operating                                             (    957)
      Production tax                                              (    934)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                                (     70)
                                                                   -------
      Income from discontinued
         operations                                                $ 7,619
                                                                   =======


                                             Period from        Nine Months
                                             January 1, to         Ended
                                             February 4,       September 30,
                                                2007               2006
                                             -------------     -------------

      Oil and gas sales                           $  619           $25,908
      Lease operating                                 39          (  4,053)
      Production tax                             (    85)         (  2,495)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                     -          (    834)
                                                  ------           -------
      Income from discontinued
         operations                               $  573           $18,526
                                                  ======           =======

                                III-C Partnership
                                -----------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                            $15,576
      Lease operating                                             (    272)
      Production tax                                              (    956)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                                (    421)
      Impairment provision                                        (    371)
                                                                   -------
      Income from discontinued
         operations                                                $13,556
                                                                   =======


                                             Period from       Nine Months
                                             January 1, to        Ended
                                             February 4,       September 30,
                                                2007              2006
                                             -------------     -------------

      Oil and gas sales                           $2,551           $46,300
      Lease operating                            (   211)         (  1,845)
      Production tax                             (   219)         (  3,006)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                     -          (  2,633)
      Impairment provision                             -          (    371)
                                                  ------           -------
      Income from discontinued
         operations                               $2,121           $38,445
                                                  ======           =======

                                III-D Partnership
                                -----------------

                                                               Three Months
                                                                   Ended
                                                               September 30,
                                                                    2006
                                                               -------------

      Oil and gas sales                                            $ 4,395
      Lease operating                                             (    238)
      Production tax                                              (      1)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                                (     74)
      Impairment provision                                        (     90)
                                                                   -------
      Income from discontinued
         operations                                                $ 3,992
                                                                   =======


                                             Period from        Nine Months
                                             January 1, to         Ended
                                             February 4,       September 30,
                                                2007               2006
                                             -------------     -------------

      Oil and gas sales                             $616           $10,046
      Lease operating                              (  33)         (    288)
      Production tax                               (  48)         (    302)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                     -          (    354)
      Impairment provision                             -          (     90)
                                                    ----           -------
      Income from discontinued
         operations                                 $535           $ 9,012
                                                    ====           =======

                                III-E Partnership
                                -----------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                  2006
                                                               -------------

      Oil and gas sales                                            $ 51,348
      Lease operating                                             (  18,354)
      Production tax                                              (   1,234)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                                (     364)
      Impairment provision                                        ( 162,345)
                                                                   --------
      Loss from discontinued
         operations                                               ($130,949)
                                                                   ========


                                             Period from        Nine Months
                                             January 1, to         Ended
                                             February 4,       September 30,
                                                2007                2006
                                             -------------     -------------

      Oil and gas sales                          $14,165           $221,492
      Lease operating                           (  4,272)         (  51,062)
      Production tax                            (    880)         (  10,716)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    126)         (  19,454)
      Impairment provision                             -          ( 162,345)
                                                 -------           --------
      Income (loss) from discontinued
         operations                              $ 8,887          ($ 22,085)
                                                 =======           ========

                                III-F Partnership
                                -----------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                           $154,475
      Lease operating                                            (  17,957)
      Production tax                                             (   2,032)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (     430)
      Impairment provision                                       (  10,971)
                                                                  --------
      Income from discontinued
         operations                                               $123,085
                                                                  ========


                                             Period from        Nine Months
                                             January 1, to         Ended
                                             February 4,       September 30,
                                                2007                2006
                                             -------------     -------------

      Oil and gas sales                          $35,569          $489,181
      Lease operating                           (  6,365)        (  70,961)
      Production tax                            (    283)        (  19,849)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    151)        (  10,089)
      Impairment provision                             -         (  10,971)
                                                 -------          --------
      Income from discontinued
         operations                              $28,770          $377,311
                                                 =======          ========


Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                     III-A
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                       $27,392
      Oil and gas properties                                         82,229
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                        ( 77,322)
      Deferred charge                                                     8
                                                                    -------
      Net assets held for sale                                      $32,307
                                                                    =======

                                                                     III-B
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                      $  7,506
      Oil and gas properties                                            750
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                       (     750)
                                                                   --------
      Net assets held for sale                                     $  7,506
                                                                   ========

                                                                     III-C
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                      $ 12,024
      Oil and gas properties                                         57,240
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                       (  55,618)
      Deferred charge                                                    10
                                                                   --------
      Net assets held for sale                                     $ 13,656
                                                                   ========

                                                                     III-D
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                      $  2,296
      Oil and gas properties                                          7,652
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                       (   7,424)
                                                                   --------
      Net assets held for sale                                     $  2,524
                                                                   ========


                                                                     III-E
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                      $ 38,260
      Oil and gas properties                                        634,280
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                       ( 634,251)
      Deferred charge                                                 2,492
                                                                   --------
      Net assets held for sale                                     $ 40,781
                                                                   ========

                                                                     III-F
                                                                  Partnership
                                                                  -----------

      Accounts receivable - oil and gas sales                    $   87,284
      Oil and gas properties                                      1,219,907
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 1,101,738)
                                                                 ----------
      Net assets held for sale                                   $  205,453
                                                                 ==========

Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                                     III-A
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $    4,257
                                                                   ----------
      Liabilities - held for sale                                  $    4,257
                                                                   ==========


                                                                     III-B
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $    1,049
                                                                   ----------
      Liabilities - held for sale                                  $    1,049
                                                                   ==========


                                                                     III-C
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $      684
      Accrued liability                                                     5
                                                                   ----------
      Liabilities - held for sale                                  $      689
                                                                   ==========


                                                                     III-D
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $      298
                                                                   ----------
      Liabilities - held for sale                                  $      298
                                                                   ==========

                                                                     III-E
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $   21,708
      Accrued liability                                                12,104
                                                                   ----------
      Liabilities - held for sale                                  $   33,812
                                                                   ==========

                                                                     III-F
                                                                  Partnership
                                                                  -----------

      Accounts payable                                             $   24,291
                                                                   ----------
      Liabilities - held for sale                                  $   24,291
                                                                   ==========


4.    PARTNERSHIP TERMINATION
      -----------------------

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

               III-A              November 22, 1999
               III-B              January 24, 2000
               III-C              February 28, 2000
               III-D              September 5, 2000
               III-E              December 26, 2000
               III-F              March 7, 2001

      However, the Partnership Agreements provided that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension, thereby extending their termination date to November 22, 2007 (for the III-A Partnership) and to December 31, 2007 (for the III-B, III-C, III-D, III-E and III-F Partnerships). On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on November 22, 2007 for the III-A Partnership and on December 31, 2007 for the other Partnerships and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process.

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

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

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

5.    SUBSEQUENT EVENT
      ----------------

      On October 1, 2007, the III-E and III-F Partnerships sold their interests in 133.75 gross non-producing acres located in Brooks County, Texas to Goldston Oil Corporation. The net sales proceeds were approximately $465,000 and $391,000, respectively, to the III-E and III-F Partnerships.

      On October 10, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of fees)

                                                  Samson
                           Independent           Resources
      Partnership         Third Parties           Company           Total
      -----------         -------------         -----------      ----------
         III-A              $  189,000          $1,561,000       $1,750,000
         III-B                  20,000             580,000          600,000
         III-C                 931,000             283,000        1,214,000
         III-E                 251,000             271,000          522,000
         III-F               1,148,000             223,000        1,371,000


      The sale resulted in increases (decreases) in net assets of Partnership in liquidation of the following approximate dollar amounts:

                       Increase (decrease) in net assets
      Partnership      of Partnership in liquidation
      -----------      ---------------------------------
        III-A                    $196,000
        III-B                      74,000
        III-C                   (  60,000)
        III-E                      48,000
        III-F                      42,000

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


PARTNERSHIP TERMINATION
-----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships were scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term as indicated in the following chart. The reader should refer to Note 4 - Partnership Termination to the unaudited financial statements for additional information regarding this matter.

                         Initial            Extensions        Current
      Partnership    Termination Date       Exercised    Termination Date
      -----------    -----------------      ----------   -----------------

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

      No property sales occurred during the nine months ended September 30, 2006 for the Partnerships. On February 1, 2007, the III-D and III-E Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $10,000 and $68,000 (net of fees), respectively.

      On July 11, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                      Proceeds (net of fees)

                                            Samson
                         Independent       Resources
      Partnership        Third Parties      Company         Total
     -----------        --------------    -----------    ------------
       III-A              $2,763,000      $    -         $2,763,000
       III-B               1,300,000           -          1,300,000
       III-C                 475,000           -            475,000
       III-D                 291,000           -            291,000
       III-E               6,084,000           83,000     6,167,000
       III-F                 810,000           68,000       878,000

      The sale resulted in increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                     Increase in net assets of
    Partnership      Partnership in liquidation
     -----------     ---------------------------
        III-A               $  400,000
        III-B                  199,000
        III-C                   53,000
        III-D                  218,000
        III-E                2,497,000
        III-F                   88,000

      On August 8, 2007, the III-C and III-D Partnerships sold their interests in a number of producing properties to independent third parties, Samson Resources Company, and Samson Lone Star LLC, affiliates of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                      Proceeds (net of fees)

                                      Affiliates
                     Independent       of the
      Partnership   Third Parties   General Partner      Total
      -----------   -------------   ---------------   -----------
        III-C          $66,000          $784,000        $850,000
        III-D           10,000           647,000         657,000

      The sale resulted in increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                          Increase in net assets of
      Partnership         Partnership in liquidation
      -----------        ---------------------------
         III-C                  $  270,000
         III-D                     188,000

      On September 12, 2007 the III-A, III-B, III-E and III-F Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                      Proceeds (net of fees)

                                          Samson
                         Independent     Resources
     Partnership        Third Parties     Company           Total
      -----------       -------------   -----------      ------------
        III-A             $  383,000       $18,000        $  401,000
        III-B                161,000         7,000           168,000
        III-E              3,370,000        31,000         3,401,000
        III-F              4,259,000        25,000         4,284,000

      The sale resulted in increases/(decreases) in net assets of Partnership in liquidation of the following approximate dollar amounts:

                     Increase/(decrease)in net assets of
     Partnership     Partnership in liquidation
      -----------    ------------------------------------
       III-A                  ($ 95,000)
       III-B                  (  41,000)
       III-E                    520,000
       III-F                    817,000

      On September 14, 2007 the III-E and III-F Partnerships sold their interests in 65 producing properties located in Sweetwater County, Wyoming to EnCana Oil & Gas (USA) Inc. which resulted in proceeds and increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                         Proceeds      Increase in net assets of
        Partnership    (net of fees)   Partnership in liquidation
        -----------    -------------   ---------------------------
          III-E          $1,790,000              $1,000
          III-F           1,474,000               1,000

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the Limited Partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      The reader should refer to the discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term; November 22, 2007 for the III-A Partnership and December 31, 2007 for the other Partnerships. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

      The Deferred Charge on the Unaudited Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf. The Deferred Charge and Accrued Liability are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I,
      Item 1 of this Quarterly

      Report on Form 10-Q for additional information regarding this matter.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party. The gas imbalance payables are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. The asset retirement obligations are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I,
      Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The net present values of the Partnerships' reserves are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      As a result of the pending liquidation of the Partnerships, the primary source of liquidity and Partnership cash distributions currently comes from the sale of oil and gas properties. The net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing);
            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      III-A PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                             Period from
                                                            January 1, to
                                                             February 4,
                                                                2007
                                                            -------------
      Oil and gas sales                                        $275,668
      Oil and gas production expenses                          $ 63,770
      Barrels produced                                            2,487
      Mcf produced                                               23,775
      Average price/Bbl                                        $  54.96
      Average price/Mcf                                        $   5.85

      Income and expenses for the III-A Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            4,932
      Mcf produced                                               49,963
      Average price/Bbl                                      $    61.14
      Average price/Mcf                                      $     7.05

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $  653,674
      Interest income                                             9,049
                                                             ----------
                                                             $  662,723
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $   73,973
      Production tax                                             60,518
      Accretion expense                                           2,285
      General and administrative                                 83,331
                                                             ----------
                                                             $  220,107
                                                             ==========

      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            7,767
      Mcf produced                                               70,100
      Average price/Bbl                                      $    64.38
      Average price/Mcf                                      $     7.23


      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                      $1,006,763
      Interest income                                             7,194
                                                             ----------
                                                             $1,013,957
                                                             ==========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                        $  127,631
      Production tax                                             90,437
      Accretion expense                                           3,447
      General and administrative                                 86,912
                                                             ----------
                                                             $  308,427
                                                             ==========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            7,873
      Mcf produced                                               57,047
      Average price/Bbl                                        $  77.39
      Average price/Mcf                                        $   6.33


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $970,590
      Interest income                                             8,030
                                                               --------
                                                               $978,620
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $100,807
      Production tax                                             89,382
      Accretion expense                                           2,392
      General and administrative                                 96,185
                                                               --------
                                                               $288,766
                                                               ========


      III-B PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                                2007
                                                           -------------
      Oil and gas sales                                        $153,250
      Oil and gas production expenses                          $ 40,935
      Barrels produced                                            1,610
      Mcf produced                                               11,112
      Average price/Bbl                                        $  55.03
      Average price/Mcf                                        $   5.82

      Income and expenses for the III-B Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            3,678
      Mcf produced                                               21,361
      Average price/Bbl                                        $  61.05
      Average price/Mcf                                        $   7.00

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $373,993
      Interest income                                             4,316
                                                               --------
                                                               $378,309
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 43,262
      Production tax                                             36,014
      Accretion expense                                           1,478
      General and administrative                                 57,928
                                                               --------
                                                               $138,682
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            4,940
      Mcf produced                                               29,147
      Average price/Bbl                                        $  64.15
      Average price/Mcf                                        $   7.25



      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                        $528,099
      Interest income                                             3,626
                                                               --------
                                                               $531,725
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                          $ 78,392
      Production tax                                             49,769
      Accretion expense                                           2,196
      General and administrative                                 48,060
                                                               --------
                                                               $178,417
                                                               ========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            5,240
      Mcf produced                                               22,376
      Average price/Bbl                                        $  78.01
      Average price/Mcf                                        $   6.27


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $549,131
      Interest income                                             4,063
                                                               --------
                                                               $553,194
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $ 78,587
      Production tax                                             54,182
      Accretion expense                                           1,708
      General and administrative                                 52,251
                                                               --------
                                                               $186,728
                                                               ========


      III-C PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $327,291
      Oil and gas production expenses                          $ 38,967
      Barrels produced                                              752
      Mcf produced                                               50,426
      Average price/Bbl                                        $  52.55
      Average price/Mcf                                        $   5.71

      Income and expenses for the III-C Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,990
      Mcf produced                                              101,153
      Average price/Bbl                                        $  57.54
      Average price/Mcf                                        $   6.72

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $794,587
      Interest income                                             7,170
                                                               --------
                                                               $801,757
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $132,116
      Production tax                                             37,172
      Accretion expense                                           3,066
      General and administrative                                 74,823
                                                               --------
                                                               $247,177
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,773
      Mcf produced                                              153,062
      Average price/Bbl                                      $    62.94
      Average price/Mcf                                      $     6.86

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                      $1,223,974
      Interest income                                             8,741
      Other income                                                1,630
                                                             ----------
                                                             $1,234,345
                                                             ==========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                        $  179,442
      Production tax                                             66,033
      Accretion expense                                           4,589
      General and administrative                                 80,895
                                                             ----------
                                                             $  330,959
                                                             ==========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,342
      Mcf produced                                              114,804
      Average price/Bbl                                        $  70.48
      Average price/Mcf                                        $   7.00


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $968,937
      Interest income                                             9,616
      Other income                                               18,334
                                                               --------
                                                               $996,887
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $271,119
      Production tax                                             52,923
      Accretion expense                                           3,833
      General and administrative                                 89,450
                                                               --------
                                                               $417,325
                                                               ========


      III-D PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $214,876
      Oil and gas production expenses                          $ 24,919
      Barrels produced                                              805
      Mcf produced                                               31,749
      Average price/Bbl                                        $  51.14
      Average price/Mcf                                        $   5.47

      Income and expenses for the III-D Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,481
      Mcf produced                                               60,431
      Average price/Bbl                                        $  56.33
      Average price/Mcf                                        $   6.59

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $481,578
      Interest income                                             3,509
                                                               --------
                                                               $485,087
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 84,781
      Production tax                                             18,272
      Accretion expense                                           1,615
      General and administrative                                 51,769
                                                               --------
                                                               $156,437
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,512
      Mcf produced                                               90,902
      Average price/Bbl                                        $  62.13
      Average price/Mcf                                        $   6.72

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                        $767,138
      Interest income                                             5,183
      Other income                                                  233
                                                               --------
                                                               $772,554
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                          $123,850
      Production tax                                             36,382
      Accretion expense                                           2,478
      General and administrative                                 46,442
                                                               --------
                                                               $209,152
                                                               ========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            1,434
      Mcf produced                                               67,910
      Average price/Bbl                                        $  73.19
      Average price/Mcf                                        $   6.60


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $552,943
      Interest income                                             5,760
      Other income                                                2,625
                                                               --------
                                                               $561,328
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $181,830
      Production tax                                             24,691
      Accretion expense                                           1,967
      General and administrative                                 49,802
                                                               --------
                                                               $258,290
                                                               ========


      III-E PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $333,536
      Oil and gas production expenses                          $ 90,505
      Barrels produced                                            1,655
      Mcf produced                                               47,269
      Average price/Bbl                                        $  48.26
      Average price/Mcf                                        $   5.37

      Income and expenses for the III-E Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,398
      Mcf produced                                               92,102
      Average price/Bbl                                        $  52.06
      Average price/Mcf                                        $   6.24

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $699,692
      Interest income                                             6,061
                                                               --------
                                                               $705,753
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $222,580
      Production tax                                             48,066
      Accretion expense                                           3,515
      General and administrative                                109,972
                                                               --------
                                                               $384,133
                                                               ========

      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            6,929
      Mcf produced                                              136,425
      Average price/Bbl                                      $    57.16
      Average price/Mcf                                      $     5.96

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                      $1,208,937
      Interest income                                             7,534
                                                             ----------
                                                             $1,216,471
                                                             ==========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                        $  499,769
      Production tax                                             77,441
      Accretion expense                                           5,227
      General and administrative                                137,213
                                                             ----------
                                                             $  719,650
                                                             ==========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            1,506
      Mcf produced                                               78,004
      Average price/Bbl                                        $  76.14
      Average price/Mcf                                        $   6.30


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $606,094
      Interest income                                            10,322
      Other income                                               12,282
                                                               --------
                                                               $628,698
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $101,606
      Production tax                                             41,821
      Accretion expense                                           3,643
      General and administrative                                149,987
                                                               --------
                                                               $297,057
                                                               ========


      III-F PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $182,805
      Oil and gas production expenses                          $ 43,814
      Barrels produced                                              558
      Mcf produced                                               27,895
      Average price/Bbl                                        $  52.36
      Average price/Mcf                                        $   5.51

      Income and expenses for the III-F Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,698
      Mcf produced                                               53,424
      Average price/Bbl                                        $  56.23
      Average price/Mcf                                        $   6.51

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $499,479
      Interest income                                             4,242
                                                               --------
                                                               $503,721
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $136,049
      Production tax                                             25,348
      Accretion expense                                           2,407
      General and administrative                                 70,146
                                                               --------
                                                               $233,950
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            4,046
      Mcf produced                                               74,588
      Average price/Bbl                                        $  61.98
      Average price/Mcf                                        $   5.95

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                        $694,437
      Interest income                                             5,320
                                                               --------
                                                               $699,757
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                          $207,689
      Production tax                                             38,220
      Accretion expense                                           3,566
      General and administrative                                 74,010
                                                               --------
                                                               $323,485
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            3,253
      Mcf produced                                               45,047
      Average price/Bbl                                        $  71.97
      Average price/Mcf                                        $   6.45

      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                        $524,658
      Interest income                                             5,785
      Other income                                                3,720
                                                               --------
                                                               $534,163
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                          $ 94,429
      Production tax                                             25,937
      Accretion expense                                           3,608
      General and administrative                                 80,864
                                                               --------
                                                               $204,838
                                                               ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4T.    CONTROLS AND PROCEDURES

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

            During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal Settlement Agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Court granted final approval of the Settlement Agreement on September 17, 2007. Plaintiffs' counsel, with Court approval, allocated the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Following is the III-A, III-B, III-E, and III-F Partnerships' share of this total settlement amount:

                     Partnership             Amount
                     -----------            --------
                        III-A               $  5,542
                        III-B                  3,655
                        III-E                246,086
                        III-F                 57,212

      These amounts were accrued for the period February 5 through September 30, 2007 and were paid by the III-A, III-B, and III-F Partnerships in October 2007. The III-E Partnership paid $157,227 in October 2007 and will pay the remaining $88,859 in November 2007.

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


                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2007            By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2007            By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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